Form 10-Q
period 2017-03-31
LEAP THERAPEUTICS, INC.
filed 2017-05-12
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number: 001-37990

LEAP THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-4412575
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of May 10, 2017 there were 9,392,414 shares of the registrant’s common stock, par value $0.001 per share, outstanding.     The registrant cannot compute the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, because the registrant’s common equity was not publicly traded as of such date. The registrant’s common stock, par value $0.001 per share, began trading on the NASDAQ Global Market on January 24, 2017. During the year ended December 31, 2016, the Company did not have any revenues.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” or the negative of such terms or other comparable terminology. Forward-looking statements appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ability and plan to develop and commercialize DKN-01 and TRX518; status, timing and results of preclinical studies and clinical trials; the potential benefits of DKN-01 and TRX518; the timing of our development programs and seeking regulatory approval of DKN-01 and TRX518; our ability to obtain and maintain regulatory approval; our estimates of expenses and future revenues and profitability; our estimates regarding our capital requirements and our needs for additional financing; our estimates of the size of the potential markets for DKN-01 and TRX518; our ability to attract collaborators with acceptable development, regulatory and commercial expertise; the benefits to be derived from any collaborations, license agreements, and other acquisition efforts, including those relating to the development and commercialization of DKN-01 and TRX518; sources of revenues and anticipated revenues, including contributions from any collaborations or license agreements for the development and commercialization of products; our ability to create an effective sales and marketing infrastructure if we elect to market and sell DKN-01 and TRX518 directly; the rate and degree of market acceptance of DKN-01 and TRX518; the timing and amount or reimbursement for DKN-01 and TRX518; the success of other competing therapies that may become available; the manufacturing capacity for DKN-01 and TRX518; our intellectual property position; our ability to maintain and protect our intellectual property rights; our results of operations, financial condition, liquidity, prospects, growth and strategies; the industry in which we operate; and the trends that may affect the industry or us.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. You should carefully read this Quarterly Report and the documents that we have filed as exhibits to this Quarterly Report completely.

You should refer to Part II, Item 1A, Risk Factors in this Quarterly Report and Part I, Item IA, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 31, 2017 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Any forward-looking statements that we make in this Quarterly Report speaks only as of the date of such statement, and, except to the extent required by applicable law, we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

DKN-01 and TRX518 are investigational drugs undergoing clinical development and have not been approved by the U.S. Food and Drug Administration (the “FDA”), nor been submitted to the FDA for approval. DKN-01 and TRX518 have not been, and may never be, approved by any regulatory agency or marketed anywhere in the world. Statements contained in this Quarterly Report should not be deemed to be promotional.

INTRODUCTORY COMMENT

References to Leap

Throughout this Quarterly Report on Form 10-Q, the “Company,” “Leap,” “Leap Therapeutics,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Leap Therapeutics, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Leap Therapeutics, Inc.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,800	$793
Research and development incentive receivable	3,167	3,053
Prepaid expenses and other current assets	319	183
Total current assets	27,286	4,029

Property and equipment, net	159	119
Research and development incentive receivable, net of current portion	397	—
Deferred offering costs	—	1,402
Other assets	937	907
Total assets	$28,779	$6,457
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$2,793	$3,225
Accrued expenses	1,819	2,658
Notes payable and accrued interest - related party	—	30,274
Total current liabilities	4,612	36,157
Commitments and contingencies

Convertible preferred stock, 0 and 42,500,000 shares authorized as of March 31, 2017 and December 31, 2016
Series A redeemable convertible preferred stock, $0.001 par value; 0 and 9,000,000 shares designated as of March 31, 2017 and December 31, 2016, respectively; 0 and 9,000,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively; liquidiation preference of $0 and $11,800 as of March 31, 2017 and December 31, 2016, respectively	—	11,800
Series B convertible preferred stock, $0.001 par value; 0 and 21,500,000 shares designated as of March 31, 2017 and December 31, 2016, respectively; 0 and 21,500,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively; liquidation preference of $0 and $28,189 as of March 31, 2017 and December 31, 2016, respectively	—	28,189
Series C convertible preferred stock, $0.001 par value; 0 and 12,000,000 shares designated as of March 31, 2017 and December 31, 2017, respectively; 0 and 11,781,984 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively; liquidation preference of $0 and $30,542 as of March 31, 2017 and December 31, 2016, respectively	—	30,542
Stockholders’ equity (deficiency):
Common stock, $0.001 par value; 100,000,000 and 58,500,000 shares authorized as of March 31, 2017 and December 31, 2016, respectively; 9,392,414 and 0 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	9	—
Additional paid-in capital	134,347	145
Accumulated other comprehensive income (loss)	(105)	294
Accumulated deficit	(110,084)	(100,670)
Total stockholders’ equity (deficiency)	24,167	(100,231)
Total liabilities, convertible preferred stock and stockholders’ equity (deficiency)	$28,779	$6,457

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Operating expenses:
Research and development	$6,404	$4,087
General and administrative	3,804	1,056
Total operating expenses	10,208	5,143
Loss from operations	(10,208)	(5,143)
Interest income	50	—
Interest expense - related party	(121)	(113)
Australian research and development incentives	397	—
Foreign currency gains	468	109
Net loss	(9,414)	$(5,147)
Accretion of preferred stock to redemption value	(244)
Net loss attributable to common stockholders	$(9,658)

Net loss per share - basic and diluted	$(1.39)
Weighted average common shares outstanding - basic and diluted	6,945,623

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net loss	$(9,414)	$(5,147)

Other comprehensive loss:
Foreign currency translation adjustments	(399)	(11)
Comprehensive loss	$(9,813)	$(5,158)

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

										Accumulated		Total
	Series A Redeemable		Series B		Series C				Additional	Other		Stockholders’
	Convertible Preferred Stock,		Convertible Preferred Stock,		Convertible Preferred Stock,		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	(Deficiency)

Balances at December 31, 2016	9,000,000	$11,800	21,500,000	$28,189	11,781,984	$30,542	—	$—	$145	$294	$(100,670)	$(100,231)
Accretion to redemption value	—	37	—	90	—	117	—	—	(244)	—	—	(244)
Conversion of notes payable - related party and accrued interest into common stock	—	—	—	—	—	—	1,950,768	2	31,143	—	—	31,145
Conversion of convertible preferred stock to common stock	(9,000,000)	(11,837)	(21,500,000)	(28,279)	(11,781,984)	(30,659)	3,174,523	3	70,772	—	—	70,775
Issuance of common stock, net of issuance costs of $947	—	—	—	—	—	—	1,010,225	1	9,052	—	—	9,053
Issuance of common stock in connection with merger with Macrocure, net of offering costs of $1,402	—	—	—	—	—	—	3,256,898	3	19,856	—	—	19,859
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(399)	—	(399)
Stock-based compensation	—	—	—	—	—	—	—	—	3,623	—	—	3,623
Net loss	—	—	—	—	—	—	—	—	—	—	(9,414)	(9,414)
Balances at March 31, 2017	—	$—	—	$—	—	$—	9,392,414	$9	$134,347	$(105)	$(110,084)	$24,167

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(9,414)	$(5,147)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	25	—
Stock-based compensation expense	3,623	9
Non-cash interest expense - related party	121	113
Changes in operating assets and liabilities, net of impact of assumed net assets from Macrocure:
Prepaid expenses and other assets	(70)	152
Research and development incentive receivable	(397)	—
Accounts payable and accrued expenses	(237)	740
Net cash used in operating activities	(6,349)	(4,133)
Cash flows from investing activities:
Purchases of property and equipment	(65)	(30)
Net cash used in investing activities	(65)	(30)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with merger with Macrocure	21,165	—
Proceeds from the sale of common stock	10,000
Proceeds from notes payable - related party	750	6,900
Payment of deferred offering costs	(2,067)	—
Net cash provided by financing activities	29,848	6,900

Effect of exchange rate changes on cash and cash equivalents	(427)	(11)
Net increase in cash and cash equivalents	23,007	2,726
Cash and cash equivalents at beginning of period	793	405
Cash and cash equivalents at end of period	$23,800	$3,131

Supplemental disclosure of non-cash financing activities:
Accretion of preferred stock to redemption value	$244	$1,124
Conversion of notes payable - related party and accrued interest into common stock	$31,145	$—
Conversion of convertible preferred stock into common stock	$70,775	$—
Value of net assets assumed from merger with Macrocure, excluding cash	$96	$—

See notes to condensed consolidated financial statements.

Leap Therapeutics, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

1. Nature of Business, Basis of Presentation and Liquidity

Nature of Business

Leap Therapeutics, Inc. was incorporated in the state of Delaware as Dekkun Corporation on January 3, 2011 and changed its name to HealthCare Pharmaceuticals, Inc. effective May 29, 2014, and then to Leap Therapeutics, Inc. effective November 16, 2015 (the “Company”). During 2015, HealthCare Pharmaceuticals Pty Ltd. (“HCP Australia”) was formed and is a wholly owned subsidiary of the Company. During January 2017, the Company merged with Macrocure Ltd. (now “Leap Therapeutics Ltd.”) and its wholly-owned subsidiary Macrocure, Inc. (see Note 3).

The Company is a biopharmaceutical company acquiring and developing novel therapeutics at the leading edge of cancer biology. The Company’s approach is designed to target compelling tumor-promoting and immuno-oncology pathways to generate durable clinical benefit and enhanced outcomes for patients. The Company’s programs are monoclonal antibodies that target key cellular pathways that enable cancer to grow and spread and specific mechanisms that activate the body’s immune system to identify and attack cancer. The Company’s two clinical stage programs are:

•      DKN-01: A monoclonal antibody targeting Dickkopf-related protein 1, or DKK1, a protein that regulates important cell signaling pathways, known as the Wnt pathways, and influences the immune environment around tumor cells as the Companyll as tumor cell growth. When DKN-01 binds to DKK1, Wnt signaling pathways and the tumor microenvironment are altered, and an anti-tumor effect can be generated. The Company is testing DKN-01 in ongoing clinical trials in patients with esophagogastric cancer, alone and in combination with paclitaxel, and in patients with biliary tract cancer, in combination with gemcitabine and cisplatin. And investigator-initiated study of DKN-01 in combination with sorafenib is planned in patients with liver cancer. The Company have studied DKN-01 as a monotherapy in patients with non-small cell lung cancer. DKN-01-based therapies have generated responses and clinical benefit in these patient populations.

•      TRX518: A monoclonal antibody targeting the glucocorticoid-induced tumor necrosis factor-related receptor, or GITR, a receptor found on the surface of a wide range of immune cells. TRX518 has been specifically engineered to enhance the immune system’s anti-tumor response by activating GITR signaling, or GITR agonism, to activate tumor fighting white blood cells, or T effector cells, and decrease the activity of potentially tumor-protective white blood cells, or T regulatory cells, without causing the immune cells to be destroyed. The Company believes GITR is an ideal immune system agonist target through this two-pronged approach of stimulating an anti-tumor response and reducing immune suppression. The Company is conducting two clinical trials of TRX518 in patients with advanced solid tumors and have evidence of biomarker modulation and clinical activity.

The Company intends to apply the Company’s extensive experience identifying and developing transformational products to aggressively develop these antibodies and build a pipeline of programs that has the potential to change the practice of cancer medicine.

Reverse Stock Split

On January 20, 2017, the Company effected a 1-for-19.86754 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Preferred Stock (see Note 3). Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Unaudited Interim Consolidated Financial Information

The accompanying condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2017.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of March 31, 2017 and results of operations and cash flows for the three months ended March 31, 2017 and 2016. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

Liquidity

Since inception, the Company has been engaged in organizational activities, including raising capital, and research and development activities. The Company does not yet have a product that has been approved by the Food and Drug Administration (the “FDA”), has not generated any revenues and has not yet achieved profitable operations, nor has it ever generated positive cash flows from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approval, and, ultimately, the market acceptance of the Company’s products.

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2017, the Company had an accumulated deficit of $110,084. During the three months ended March 31, 2017, the Company incurred a loss of $9,414 and used $6,349 of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents of $23,800 at March 31, 2017, together with the receipt of $3,167 of research and development tax incentive payments in 2017 from the Commonwealth of Australia as a result of the 2016 research and development activities of the Company’s Australian subsidiary, HCP Australia, will be sufficient to fund its operating expenses for at least the next 12 months from issuance of the condensed consolidated financial statements. In addition, the Company will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If the Company does not obtain additional funding or development program cost-sharing, the Company would be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which would adversely affect its business prospects. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in the consolidation.

Use of Estimates

The presentation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and development incentive income and receivable

The Company recognizes other income from Australian research and development incentives when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. The research and development incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and is supported by legislative law primarily in the form of the Australian Income Tax Assessment Act 1997, as long as eligibility criteria are met.

Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the research and development incentive regime described above. At each period end, management estimates the refundable tax offset available to the Company based on available information at the time.

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed.  The percentage was 45% for the year ended December 31, 2016 and 43.5% for the three months ended March 31, 2017.

The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of $3,564 and $3,053 as of  March 31, 2017 and December 31, 2016, respectively, in the consolidated balance sheet and other income from Australian research and development incentives of $397 and $0 in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016, respectively, related to refundable research and development incentive program payments in Australia.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated into U.S. dollars at exchange rates as of the consolidated balance sheet date. Equity is translated at historical exchange rates. Revenues and expenses are translated into U.S. dollars at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity (deficiency). Realized foreign currency transaction gains and losses are included in the results of operations.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficiency) as a reduction of additional paid-in capital generated as a result of the offering. As of December 31, 2016, the Company had recorded $1,402 of deferred offering costs in contemplation of the merger with Macrocure Ltd. and in substance recapitalization of the Company.  On January 23, 2017, the Company reclassified $1,402 of deferred offering costs to additional paid-in capital as a reduction of the proceeds from the merger with Macrocure Ltd. and in substance recapitalization of the Company (see Note 3).

Other Assets

Other assets as of March 31, 2017 and December 31, 2016 included $902 and $907, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized.  In addition, as of March 31, 2017, other assets included a deposit of $35 related to the operating lease for the Company’s office space in Cambridge, Massachusetts.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options. There were no common shares outstanding during the three months ended March 31, 2016, and accordingly, basic and diluted net loss per share is not presented for that period.

New Accounting Pronouncements

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies”, in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2016. Summarized below are the accounting pronouncements adopted subsequent to December 31, 2016.

Effective January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The adoption of the new guidance had no impact on the Company's condensed consolidated financial statements.

Effective January 1, 2017, the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.  The adoption of the new guidance had no impact on the Company's condensed consolidated financial statements.

3. Merger with Macrocure and Related Transactions

Merger with Macrocure Ltd.

The Company entered into a definitive merger agreement (the “Merger Agreement”), dated as of August 29, 2016, with Macrocure Ltd. (“Macrocure”), a publicly held, clinical-stage biotechnology company based in Petach Tikva, Israel, and M-Co Merger Sub Ltd. (“Merger Sub”), a wholly owned subsidiary of the Company which provided for the merger of Macrocure with and into Merger Sub, with Macrocure continuing after the merger as a wholly owned subsidiary of the Company.

On January 23, 2017, the Company issued 3,256,898 shares of its common stock, net of fractional shares paid in cash, in exchange for 100% of the outstanding ordinary shares of Macrocure Ltd. upon consummation of the merger. Pursuant to the terms of the merger agreement, each holder of Macrocure’s ordinary shares received approximately 0.1815 shares of the Company’s common stock, plus cash in lieu of fractional shares based on a value of the Company’s common stock of $9.90 per share. The exchange ratio was based on a final net cash calculation, as of the closing, of $21,875. The merger was accounted for as an in-substance recapitalization of the Company, as the transaction was, in essence, an exchange of shares of the Company’s common stock (and options and warrants exercisable therefor) for cash. Apart from cash, the net assets acquired were $96, and all Macrocure employees were terminated as of the effective time of the merger. Macrocure’s cash and nominal assets and liabilities were measured and recognized at their fair values as of the date of the merger, and combined with the assets, liabilities and results of operations of the Company.

All Macrocure stock options granted under the Macrocure stock option plans (whether or not then exercisable) and all warrants to purchase Macrocure ordinary shares that were outstanding prior to the effective time of the merger became options and warrants, respectively, to purchase the Company’s common stock equal to the number of ordinary shares of Macrocure issuable upon exercise of such stock options and warrants multiplied by the exchange ratio, with a corresponding exercise price equal to the exercise price of such stock options or warrants divided by the exchange ratio. All outstanding and unexercised Macrocure stock options and warrants assumed by the Company may be exercised solely for shares of the Company’s common stock.

Vesting of all unvested Macrocure equity awards issued and outstanding was accelerated at the effective time of the merger, and all such equity awards issued and outstanding at the time of the merger remained issued and outstanding. For accounting purposes, since the acceleration of vesting was negotiated in contemplation of the merger, the remaining unrecognized compensation expense associated with the original grant date fair value of the awards of $280 was recognized as a one-time charge in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2017. In addition, the exercise period for all Macrocure options outstanding at the effective time of the merger was extended beyond the respective periods provided in the original awards. The Company recorded a one-time charge of $504 in connection with the extension of the exercise periods in the unaudited consolidated statement of operations and comprehensive loss for the three months ended March 31, 2017 equal to the difference in the fair value of the options immediately prior to and immediately following the modification of the exercise period.

In connection with the merger, the Company applied to be listed on the NASDAQ Global Market. NASDAQ approved the listing, and trading in the Company’s common stock commenced on January 24, 2017, under the trading symbol “LPTX”.

Recapitalization and Amendments to Certificate of Incorporation

On January 20, 2017, in connection with and prior to the completion of the merger with Macrocure, (a) all of the Company’s outstanding shares of convertible preferred stock were converted into 3,174,523 shares of common stock, (b) the outstanding note payable and accrued interest was converted into 1,950,768 shares of common stock, and (c) the Company amended and restated its certificate of incorporation and bylaws to, among other things: (i) authorize 100,000,000 shares of common stock; (ii) eliminate all references to the previously existing series of the Company’s preferred stock; (iii) authorize 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s board of directors and (iv) effect a one for 19.86754 reverse stock split of the Company’s common stock outstanding immediately prior to the filing of the amended and restated certificate of incorporation.

Subscription Agreement

On January 20, 2017, prior and subject to the consummation of the merger, the Company and HealthCare Ventures IX, L.P. (“HCV IX”) entered into a subscription agreement pursuant to which HCV IX purchased 1,010,225 shares of the Company’s common stock for $10,000, at a purchase price per share of $9.90.

Stock Option Grants

On January 20, 2017, in connection with the consummation of the merger with Macrocure, the Company made an option grant to each of three executives to purchase 330,303 of shares of common stock, for a total of 990,909 shares of common stock, pursuant to our Amended and Restated 2012 Equity Incentive Plan. The options were granted at an exercise price $9.90 per share. The options will vest 33% on the first anniversary of the date of grant, and thereafter in equal monthly installments over a period of two years, generally subject to the executive’s continued employment.

Royalty Agreement and Letter Agreement

On January 23, 2017, immediately prior to the merger, the Company entered into a royalty agreement with Leap Shareholder Royalty Vehicle, LLC, a Delaware limited liability company (the “Royalty Vehicle”), a special purpose vehicle formed for the specific purpose of entering into the royalty agreement. In connection with the transactions contemplated by the merger agreement, the Company declared a special distribution of certain royalty rights to each of its holders of common stock outstanding immediately prior to the effective time of the merger. These holders collectively beneficially owned or controlled 100% of the Company’s outstanding common stock at the time of the merger. Pursuant to the royalty agreement, the Company will pay to the special purpose vehicle (i) 5% of the Company’s net sales of products incorporating its TRX518 compound and (ii) 2% of the Company’s net sales of products incorporating its DKN-01 compound. The royalty agreement has an indefinite term, and neither the Company nor the special purpose vehicle has the right to terminate. The Company accounted for the royalty rights as a loss contingency.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2017	2016

Goods and services tax receivable	$54	$117
Insurance	149	30
Other	116	36
Prepaid expenses and other current assets	$319	$183

5. Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2017	2016

Clinical trials	$1,065	$2,545
Professional fees	514	88
Payroll and related expenses	240	25
Accrued expenses	$1,819	$2,658

6. Notes Payable—Related Party

During 2014, the Company entered into a convertible promissory note with a stockholder, and made multiple drawdowns under the note throughout 2014 and 2015.  The note accrued interest at a rate of 8% per year until the principal of the note was either repaid or otherwise converted. During 2016, the Company made additional drawdowns under the convertible promissory note totaling $25,900, and as of December 31, 2016, the Company owed $29,000 aggregate principal and $1,274 of accrued interest in connection with the promissory note.  Interest expense from the related-party note for the three months ended March 31, 2017 and 2016 was $121 and $113, respectively. The accrued interest as of December 31, 2016 of $1,274 is included in note payable and accrued interest-related party in the accompanying consolidated balance sheet as of December 31, 2016.

On January 13, 2017, the Company received aggregate proceeds of $750 from an amendment and restatement of the promissory note.  On January 20, 2017, in accordance with its terms and in connection with and prior and subject to the consummation of the merger with Macrocure, the outstanding note payable, including principal and accrued interest totaling $31,145, was converted into 1,950,768 shares of common stock.

7. Equity Incentive Plans

Equity Incentive Plans

In September 2012, the Company adopted the 2012 Equity Incentive Plan, as amended (the “Plan”), which provides designated employees of the Company and its affiliates, certain consultants and advisors who perform services for the Company and its affiliates, and nonemployee members of the Board of Directors of the Company and its affiliates with the opportunity to receive grants of incentive stock options, nonqualified stock options and stock awards. As of December 31, 2016, the aggregate number of shares of common stock of the Company that may be issued under the Plan was 61,483. As of December 31, 2016, 17,963 shares remained available for future grant under the Plan.

On January 20, 2017, the Company’s stockholders approved the amended and restated 2012 Equity Incentive Plan (the “2012 Plan”), which amended and restated the Plan and was effective in connection with the completion of the Company’s merger with Macrocure. A total of 1,387,204 shares of common stock were reserved for issuance under the 2012 Plan.  As of March 31, 2017, no shares remained available for future grant under the 2012 Plan.

On January 20, 2017, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”), which was effective in connection with the completion of the Company’s merger with Macrocure. The number of shares of common stock issuable pursuant to outstanding awards granted under the 2016 Plan may not exceed the number that is equal to the sum of (i) 854,321 shares of common stock plus (ii) the number of shares of common stock (not to exceed 103,023 shares) subject to out-of-the-money options issued by Macrocure prior to the closing of the merger and assumed by the Company pursuant to the merger agreement upon consummation of the merger that expire unexercised. Beginning on January 1, 2018, the number of shares of common stock authorized for issuance pursuant to the 2016 Plan will be increased each January 1 by an amount equal to four percent (4%) of the Company’s outstanding common stock as of the end of the immediately preceding calendar year or such other amount as determined by the compensation committee of the Company’s Board of Directors.

In connection with the merger with Macrocure in January 2017, the Company assumed the Macrocure 2013 Share Incentive Plan (the “2013 Plan”), the Macrocure 2008 Stock Option Plan (the “2008 Plan”) and all stock options outstanding under each of the 2013 Plan and the 2008 Plan immediately prior to the consummation of the merger.  By virtue of the terms of the Merger Agreement and the 2013 Plan or the 2008 Plan, as applicable, each stock option outstanding immediately prior to the consummation of the merger was automatically converted into a stock option exercisable for a number of shares of the Company’s common stock calculated based on the exchange ratio and the exercise price per share of such outstanding stock option.

The Company could also make awards of restricted stock under the 2012 Plan and the 2016 Plan (together, the “Equity Plans”). Restricted stock may be issued under the Equity Plans for such consideration, in cash, other property or services, or any combination thereof, as is determined by the Board of Directors. During the restriction period applicable to the shares of restricted stock, such shares shall be subject to limitations on transferability, subject to forfeiture or repurchase by the Company and/or subject to other terms and conditions. Upon lapse of such restrictions, the stock certificates representing shares of common stock shall be delivered to the grantee.

A summary of activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value

Outstanding at December 31, 2016	53,228	$4.93	7.00	$
Granted	1,825,858	$13.81
Forfeited	(11,628)	$4.77
Outstanding at March 31, 2017	1,867,458	$13.62	9.13	$295

Options exercisable at March 31, 2017	664,767	$20.42	7.91	$256
Options unvested at March 31, 2017	1,202,691	$9.85	9.80	$39

During the three months ended March 31, 2017 and 2016 the Company recognized $3,623 and $9, respectively, of stock-based compensation expense.

The Company did not grant any stock options during the three months ended March 31, 2016. The grant date fair value of the options granted during the three months ended March 31, 2017 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the Securities and Exchange Commission’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of comparable public companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

Stock options generally vest over a three or four year period, as determined by the Compensation Committee of the Board of Directors at the time of grant. The options expire ten years from the grant date. As of March 31, 2017, there was approximately $7,173 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.65 years.

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2017	2016

Research and development	$1,678	$7
General and administrative	1,945	2
Total	$3,623	$9

8. Net Loss Per Share

There were no common shares outstanding during the three months ended March 31, 2016, and accordingly, the Company has not presented basic and diluted net loss per share for that period.  Basic and diluted net loss per share for the three months ended March 31, 2017 was calculated as follows:

Three Months
Ended March 31,
2017
Numerator:
Net loss	$(9,414)
Accretion of preferred stock to redemption value	(244)
Net loss attributable to common stockholders	$(9,658)
Denominator:
Weighted average number of common shares outstanding - basic and diluted	6,945,623
Net loss per share attributable to common stockholders - basic and diluted	$(1.39)

The Company’s potentially dilutive securities include stock options and convertible preferred stock. These securities were excluded from the computation of diluted net loss per share for the three months ended March 31, 2017 and would have been excluded from the computation for the three months ended March 31, 2016, as the effect would be to reduce the net loss per share. The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2017	2016

Options to purchase common stock	1,867,458	59,274
Warrants assumed from Macrocure	54,516	—
Convertible preferred stock and accrued dividends (as converted to common stock)	—	3,372,542
	1,921,974	3,431,816

In addition to the potentially dilutive securities noted above, as of March 31, 2016, the Company had outstanding notes payable—related party for which principal and unpaid accrued interest due under the notes will automatically be converted into the class of the Company’s stock issued in the Company’s next qualified financing, as defined, based on a conversion price equal to the price per share paid by the investors in the financing. Because the necessary conditions for conversion of the notes had not been met during the three months ended March 31, 2016, these notes have been excluded from the table above.  On January 20, 2017, in connection with and prior to the completion of the merger with Macrocure, the Company’s Charter and Bylaws were amended to reflect the conversion of all outstanding shares of the Company’s convertible preferred stock into 3,174,523 shares of common stock, and to reflect the conversion of the outstanding note payable and accrued interest into 1,950,768 shares of common stock.

9. Commitments and Contingencies

Lease Agreement—Effective January 1, 2017, the Company entered into an assignment agreement to assume an operating lease for its office space in Cambridge, Massachusetts. Annual rent under the lease, exclusive of operating expenses and real estate taxes, will be $289 for the 12-month period ending July 31, 2017, increasing to $297 for the 12-month period ending July 31, 2018 and increasing to $305 for the period ending April 30, 2019. The lease agreement expires April 30, 2019, and the Company has the option to extend the term through April 30, 2022.

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture TRX518 and DKN-01, our lead product candidates, for use in clinical trials. As of March 31, 2017, noncancelable commitments under these agreements totaled $5,738.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”) to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. Prior to December 31, 2016 the Company issued 9,000,000 shares of Series A Stock to Lilly in consideration for the grant of the license. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through March 31, 2017.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through March 31, 2017.

Legal Proceedings—At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings.

A patent covering TRX518 and its uses was granted to the Company by the European Patent Office. Three notices of opposition to this patent were filed by two major pharmaceutical companies and an individual, possibly on behalf of a major pharmaceutical company. At the conclusion of the opposition proceedings in 2016, the Opposition Division of the European Patent Office that heard the case issued an interlocutory decision indicating that the Company’s patent should be maintained with modified claims that differ from the claims as originally granted. These claims cover the TRX518 antibody and uses of TRX518 in a method of enhancing an immune response in a subject. In July 2016, the Company filed an appeal of the decision of the Opposition Division seeking to obtain broader claims that more closely reflect the claims as granted in the patent. The Board of Appeal has not scheduled a date for the appeal hearing. The Company is appealing the decision of the Opposition Division of the European Patent Office.

In 2016, a patent covering the use of TRX518 in combination with a chemotherapeutic agent for treating cancer was granted to the Company by the European patent office. In March  2017, notices of opposition to this patent were filed by ten different entities, including several major pharmaceutical companies. The Company intends to defend the patent as granted through opposition proceedings.

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2017 or 2016.

10. Related Party Transactions

During the three months ended March 31, 2016, the Company reimbursed an entity related to one of its stockholders for shared office space and office related expenses. The total amount charged to the Company was approximately $58 in the three months ended March 31, 2016, all of which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Effective January 1, 2017, the Company entered into an assignment agreement to assume the operating lease for its office space in Cambridge, Massachusetts, and accordingly, the Company was not required to reimburse the related party during the three months ended March 31, 2017.

During the three months ended March 31, 2017 and 2016, the Company executed promissory notes with stockholders (See Note 6).

The Company has a license agreement with a stockholder (See Note 10).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q, including the disclosures under Part II, Item IA “Risk Factors”, and our audited condensed consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission, or the SEC, on March 31, 2017. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and, unless otherwise indicated, amounts are presented in U.S. dollars.

Company Overview

We are a biopharmaceutical company acquiring and developing novel therapeutics at the leading edge of cancer biology. Our approach is designed to target compelling tumor-promoting and immuno-oncology pathways to generate durable clinical benefit and enhanced outcomes for patients. Our programs are monoclonal antibodies that target key cellular pathways that enable cancer to grow and spread and specific mechanisms that activate the body’s immune system to identify and attack cancer. Our two clinical stage programs are:

•                  DKN-01:  A monoclonal antibody targeting Dickkopf-related protein 1, or DKK1, a protein that regulates important cell signaling pathways, known as the Wnt pathways, and influences the immune environment around tumor cells as well as tumor cell growth. When DKN-01 binds to DKK1, Wnt signaling pathways and the tumor microenvironment are altered, and an anti-tumor effect can be generated. We are testing DKN-01 in ongoing clinical trials in patients with esophagogastric cancer, alone and in combination with paclitaxel, and in patients with biliary tract cancer, in combination with gemcitabine and cisplatin. An investigator-initiated study of DKN-01 in combination with sorafenib is planned in patients with liver cancer.  We have studied DKN-01 as a monotherapy in patients with non-small cell lung cancer. DKN-01-based therapies have generated responses and clinical benefit in these patient populations.

•                  TRX518:  A monoclonal antibody targeting the glucocorticoid-induced tumor necrosis factor-related receptor, or GITR, a receptor found on the surface of a wide range of immune cells. TRX518 has been specifically engineered to enhance the immune system’s anti-tumor response by activating GITR signaling, or GITR agonism, to activate tumor fighting white blood cells, or T effector cells, and decrease the activity of potentially tumor-protective white blood cells, or T regulatory cells, without causing the immune cells to be destroyed. We believe GITR is an ideal immune system agonist target through this two-pronged approach of stimulating an anti-tumor response and reducing immune suppression. We are conducting two clinical trials of TRX518 in patients with advanced solid tumors and have evidence of biomarker modulation and clinical activity.

We intend to apply our extensive experience identifying and developing transformational products to aggressively develop these antibodies and build a pipeline of programs that has the potential to change the practice of cancer medicine.

Recent Business Developments

Below is a summary of our significant business developments in the three months ended March 31, 2017:

On August 29, 2016, we entered into a definitive merger agreement (the “Merger Agreement”) with Macrocure Ltd. (“Macrocure”), a publicly held, clinical-stage biotechnology company based in Petach Tikva, Israel, and M-Co Merger Sub Ltd. (“Merger Sub”), a wholly owned subsidiary of Leap which provided for the merger of Macrocure with and into Merger Sub, with Macrocure continuing after the merger as a wholly owned subsidiary of the Company (the “Merger”).

Pursuant to the Merger Agreement, each holder of ordinary shares, par value NIS 0.01 per share, of Macrocure, or ordinary shares, was entitled to receive approximately 0.1815 shares of common stock of Leap, par value $0.001 per share, or Leap common stock, per ordinary share, plus cash in lieu of a fractional share of Leap common stock based on a value of $9.90 per share of Leap common stock. The exchange ratio was based on a final net cash calculation, as of the closing, of $21.875 million. On January 23, 2017, we issued 3,256,898 shares of our common stock, net of fractional shares paid in cash, in exchange for 100% of the outstanding ordinary shares of Macrocure upon consummation of the merger.

On January 20, 2017, in connection with the anticipated completion of the Merger on January 23, 2017, Leap filed a Third Amended and Restated Certificate of Incorporation, or the Restated Certificate, with the Secretary of State of the State of Delaware. The Restated Certificate amended and restated in its entirety the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to, among other things: (i) authorize 100,000,000 shares of common stock; (ii) eliminate all references to the previously existing series of Leap preferred stock; (iii) authorize 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s board of directors; (iv) effect a one for 19.86754 reverse stock split of the Leap common stock outstanding immediately prior to the filing of the Restated Certificate; (v) establish a classified board of directors, divided into three classes with staggered three-year terms, with one class of directors to be elected at each annual meeting of the Company’s stockholders; (vi) provide that, subject to the special rights of any holders of preferred shares, the directors may be removed from office only for cause and only by the affirmative vote of the holders of at least two-thirds of the outstanding shares of capital stock of the Company entitled to vote in the election of directors, voting together as a class; (vii) provide that any vacancy on the Company’s board of directors, including a vacancy resulting from an increase in the size of the board of directors, may be filled only by a vote of a majority of the directors then in office; and (viii) eliminate the ability of the Company’s stockholders to take action by written consent in lieu of a meeting.

On January 23, 2017, immediately prior to the consummation of the Merger Leap entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Pre-Merger Stockholders and certain shareholders of Macrocure that were anticipated to become holders of Leap’s common stock pursuant to the Merger. The Registration Rights Agreement was previously described in the Section “Registration Rights Agreement” beginning on page 72 of Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-213794) as filed with the SEC on November 22, 2016 and the form of the Registration Rights Agreement was filed as Exhibit 4.3 to the Form S-4. Such description is incorporated herein by reference.

In connection with the consummation of the Merger, Leap applied to be listed on the NASDAQ Global Market. NASDAQ approved the listing of the Leap common stock, and trading in Leap common stock commenced on January 24, 2017, under the trading symbol “LPTX”. Macrocure notified NASDAQ of the completion of the Merger, and trading in Macrocure’s ordinary shares on NASDAQ ceased.   NASDAQ filed a delisting application on Form 25 with the SEC to report the delisting of the ordinary shares from NASDAQ on January 23, 2017. Approximately 10 days after the closing of the Merger, Macrocure terminated the registration of its ordinary shares under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and therefore has ceased reports with the SEC pursuant to the Exchange Act.

Pursuant to the Merger Agreement, on January 23, 2017, immediately prior to the consummation of the Merger, Leap and HealthCare Ventures IX, L.P. (“HCV IX”) entered into a Subscription Agreement (the “Subscription Agreement”) pursuant to which HCV IX invested $10.0 million into Leap by purchasing 1,010,225 shares of Leap common stock at a purchase price per share of $9.90 (the “Equity Investment”). The Equity Investment was exempted from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

Also in connection with the consummation of the merger, on January 23, 2017,

•                                          Leap entered into a Royalty Agreement (the “Royalty Agreement”) with Leap Shareholder Royalty Vehicle, LLC, a Delaware limited liability company (the “Royalty Vehicle”) and special purpose vehicle formed for the specific purpose of entering into the Royalty Agreement.

•                                          Leap, the Royalty Vehicle and each of the Royalty Vehicle Members entered into a Letter

Agreement (the “Letter Agreement”) outlining the tax treatment of the royalty rights subject to the Royalty Agreement. Pursuant to the Letter Agreement, the Royalty Rights shall be treated for tax purposes as having been distributed by Leap to the Royalty Vehicle Members and contributed by the Royalty Vehicle Members to the Royalty Vehicle as a capital contribution in respect of each such Royalty Vehicle Member’s membership interest in the Royalty Vehicle.

•                                          The Amended and Restated Stockholders’ Agreement between Leap and the Pre-Merger Stockholders, dated as of December 10, 2015 (the “Stockholders’ Agreement”), terminated, and all rights and obligations of Leap and the Pre-Merger Shareholders thereunder ceased, effective upon the execution and delivery of the Registration Rights Agreement on January 23, 2017 by virtue of the terms of the Registration Rights Agreement.

•                                          Leap adopted Amended and Restated By-laws, which reflect Leap’s status as a public company, became effective.

•                                          Leap assumed the Macrocure 2013 Share Incentive Plan (the “2013 Plan”), the Macrocure 2008 Stock Option Plan (the “2008 Plan”) and all stock options outstanding under each of the 2013 Plan and the 2008 Plan immediately prior to the consummation of the Merger. By virtue of the terms of the Merger Agreement and the 2013 Plan or the 2008 Plan, as applicable, each stock option outstanding under the 2013 Plan or the 2008 Plan, as applicable, immediately prior to the consummation of the Merger was automatically converted, into a stock option exercisable for shares of Registrant’s common stock calculated based on the Exchange Ratio and the exercise price per share of such outstanding stock option was appropriately adjusted automatically to reflect the Exchange Ratio.

•                                          Leap entered into Amendment No. 2 to Warrant with each holder of a Macrocure warrant that was outstanding immediately prior to the consummation of the Merger, pursuant to which each such warrant was amended and adjusted such that, at the effective time of the Merger, it became exercisable for that number of shares of Leap common stock equal to the number of Macrocure ordinary shares subject to the Macrocure warrant multiplied by the exchange ratio (rounded down to the nearest whole share), at an exercise price per share equal to the current exercise price of 0.01 New Israeli Shekels, or NIS, divided by the Exchange Ratio (rounded up to the nearest whole cent);

•                                          Leap adopted its Amended and Restated 2012 Equity Incentive Plan and 2016 Equity Incentive Plan and on January 27, 2017 filed a Form S-8 to register the relevant shares pursuant to the Securities Act of 1933, as amended.

On January 1, 2017, we entered into an Assignment and Assumption Agreement pursuant to which we assumed the lease related to our principal offices in Cambridge, Massachusetts covering approximately 7,667 square feet of space from HealthCare Ventures LLC. This lease expires on April 30, 2019, but the Company has an option to extend the lease through April 30, 2022.

Recent developments in the clinical development of our product candidates include:

•      Presentation of DKN-01 clinical biomarker data from an esophagogastric cancer clinical study at the ASCO Gastrointestinal Cancers Symposium 2017 detailing Wnt-pathway alterations. An arm has been added to this study to explore a genetically-defined population for DKN-01 development.

•      Reported top-line preliminary median progression-free survival data of 9.4 months in our clinical trial evaluating DKN-01 in combination with standard of care chemotherapy in patients with advanced biliary tract cancers an announced presentation of date at upcoming American Society for Clinical Oncology (ASCO) Annual Meeting 2017.

•      Academic collaborators presented an analysis of our clinical data at the 2017 American Association for Cancer Research Annual Meeting demonstrating that TRX518, a GITR agonist monoclonal antibody, has biological activity in patient tumors and can reduce the activity of regulatory T cells, immunosuppressive cells that prevent the immune system from attacking cancer. We presented DKN-01 clinical and non-clinical data at the conference.

•      Opened a 20 patient Part B expansion phase of a multi-dose study of TRX518 monotherapy.

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

We participate, through our subsidiary in Australia, in the Australian government’s research and development (“R&D”) Incentive program, such that a percentage of our eligible research and development expenses are reimbursed by the Australian government as a refundable tax offset and such incentives are reflected as other income.

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Direct research and development by program:
DKN-01 program	$4,899	$3,047
TRX518 program	1,505	1,040

Total research and development expenses	$6,404	$4,087

Australian research and development incentives	$397	$—

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

Interest income

Interest income consists primarily of interest income earned on cash and cash equivalents. Our interest income has not been significant due to nominal cash and investment balances prior to the Macrocure merger and low interest earned on invested balances.

Interest expense—related party

Interest expense consists of interest accrued on notes payable—related party that we issued during 2017, 2016 and 2015, the outstanding amounts of which were due on March 31, 2017. On January 20, 2017, prior and subject to the consummation of our merger with Macrocure, all of our notes payable and accrued interest were converted into 1,950,768 shares of common stock.

Research and development incentive income

Research and development incentive income includes payments under the R&D Incentive program from the government of Australia. The R&D Incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system. It was developed to assist businesses to recover some of the costs of undertaking research and development. The research and development tax incentive provides a tax offset to eligible companies that engage in research and development activities.

Companies engaged in research and development may be eligible for either:

•                  a 45% refundable tax offset for entities with an aggregated turnover of less than A$20 million per annum, (the legislative rate for the tax year commencing July 1, 2016 will be reduced to 43.5%), or

•                  a 40% non-refundable tax offset for all other entities (the legislative rate for the tax year commencing July 1, 2016 will be reduced to 38.5%).

We recognize as income the amount we expect to be reimbursed for qualified expenses. We commenced recognizing expected reimbursements as income during the three months ended December 31, 2016, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program.

Foreign currency translation adjustment

Foreign currency translation adjustment consists of gains (losses) due to the revaluation of foreign currency transactions attributable to changes in foreign currency exchange rates associated with our Australian subsidiary.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis.

Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2017, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 31, 2017 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•                  accrued research and development expenses; and

•                  stock-based compensation

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
	(in thousands)
Operating expenses:
Research and development	$6,404	$4,087	$2,317
General and administrative	3,804	1,056	2,748
Total operating expenses	10,208	5,143	5,065
Loss from operations	(10,208)	(5,143)	(5,065)
Interest income	50	—	50
Interest expense - related party	(121)	(113)	(8)
Australian research and development incentives	397	—	397
Foreign currency gains	468	109	359
Net loss	$(9,414)	$(5,147)	$(4,267)

Research and Development Expenses

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
	(in thousands)
Direct research and development by program:
DKN-01 program	$4,899	$3,047	$1,852
TRX518 program	1,505	1,040	465

Total research and development expenses	$6,404	$4,087	$2,317
Australian research and development incentives	$397	$—	$397

Research and development expenses were $6.4 million for the three months ended March 31, 2017, compared to $4.1 million for the three months ended March 31, 2016. The increase of $2.3 million was primarily due to an increase of $1.7 million in stock based compensation expense during the three months ended March 31, 2017.   In addition, there was an increase of $0.9 million in costs associated with clinical research and an increase in rent expense of $0.2 million due to our use of a research laboratory.  These increases were partially offset by a decrease of $0.3 million in payroll and other related costs due to a decrease in headcount in our research and development full time employees and a decrease of $0.2 million in consulting fees associated with research and development activities.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended March 31, 2017, compared to $1.1 million for the three months ended March 31, 2016. The increase of $2.7 million in general and administrative expenses was primarily due to an increase of $2.0 million of stock based compensation expense during the three months ended March 31, 2017 and an increase of $0.6 million in legal, audit and consulting fees associated with corporate and business development activities. In addition, payroll and other related expenses increased $0.1 million due to an increase in headcount related to general and administrative full time employees for the three months ended March 31, 2017.

Interest Income

We recorded an immaterial amount of interest income for both the three months ended March 31, 2017 and 2016.

Interest Expense—Related Party

We recorded interest expense—related party of $0.1 million for the three months ended March 31, 2017 and 2016 related to borrowings under our note payable—related party.   On January 20, 2017, in connection with and prior to the completion of the merger with Macrocure, our Charter and Bylaws were amended to reflect the conversion of the outstanding note payable and accrued interest into 1,950,768 shares of common stock.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.4 million for the three months ended March 31, 2017, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing of clinical trial material. We did not record any R&D incentive income for the three months ended March 31, 2016.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the consolidated balance sheets.

Financial Position, Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates, which are in various phases of clinical trials, and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds from the sale of preferred stock, common stock and notes payable—related party.  As of March 31, 2017, we had cash and cash equivalents of $23.8 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash used in operating activities	$(6,349)	$(4,133)
Cash used in investing activities	(65)	(30)
Cash provided by financing activities	29,848	6,900
Effect of exchange rate changes on cash and cash equivalents	(427)	(11)
Net increase in cash and cash equivalents	$23,007	$2,726

Operating activities.    Net cash used in operating activities for the three months ended March 31, 2017 was primarily related to our net loss from the operation of our business of $9.4 million and net changes in working capital, including increases in research and development incentive receivable, prepaid expenses and other assets and a decrease in accounts payable and accrued expenses of $0.4 million, $0.1 million and $0.2 million, respectively, partially offset by noncash stock-based compensation expense of $3.6 million and noncash interest expense of $0.1 million. The decreases in accounts payable and accrued expenses were due to the timing of vendor invoicing and payments.

Net cash used in operating activities for the three months ended March 31, 2016 was primarily related to our net loss from the operation of our business of $5.1 million including expenses incurred for the development of DKN-01 and TRX518, partially offset by changes in working capital, including a $0.7 million increase in accrued expenses and noncash charges.

Investing Activities.    Net cash used in investing activities during the three months ended March 31, 2017 and March 31, 2016 was related to purchases of equipment.

Financing Activities.    Net cash provided by financing activities for the three months ended March 31, 2017 consisted of $21.2 million in proceeds from the issuance of common stock in connection with the merger with Macrocure, $10.0 million in proceeds from the issuance of common stock to existing shareholders and $0.8 million in proceeds from notes payable—related party, partially offset by payments of $2.1 million for deferred offering costs.

Net cash provided by financing activities for the three months ended March 31, 2016 consisted of $6.9 million from the issuance of notes payable—related party.

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

Additional funding may not be available at the time needed on commercially reasonable terms, if at all. As of March 31, 2017, we had cash and cash equivalents of $23.8 million. We believe our existing cash and cash equivalents as of March 31, 2017 and the anticipated receipt of $3.2 million of research and development tax incentive payments related to our Australian subsidiary will enable us to fund our operating expenses and capital expenditure requirements through at least May 12, 2018.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is also our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2017, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of March 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

In 2016, a patent covering the use of TRX518 in combination with a chemotherapeutic agent for treating cancer was granted to us by the European Patent Office. In March 2017, notices of opposition to this patent were filed by ten different entities, including several major pharmaceutical companies. We intend to vigorously defend the patent as granted through opposition proceedings.

Item 1A. Risk Factors

An investment in our ordinary shares involves a high degree of risk. In addition to the other information contained elsewhere in this report, you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 13, 2016 as filed with the SEC on March 31, 2017, which could materially affect our business, financial condition, operating results or cash flows. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties.

There have been no material changes in the risk factors described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 13, 2016 as filed with the SEC on March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding securities issued and options granted by us during the three months ended March 31, 2017 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for any such shares, options and warrants and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

Issuances of securities

Leap issued a convertible promissory note to HealthCare Ventures VIII, L.P., HealthCare Ventures IX, L.P. and HealthCare Strategic Fund, L.P, each of which is a significant stockholder of Leap. The interest rate on the note is eight percent (8%) per annum, commencing to accrue with respect to any principal amount outstanding on the applicable drawdown date of such principal amount per its terms. The note may be amended by the written consent of Leap and the payees thereunder. The note was originally issued by Leap to the payees on September 1, 2015, in the original principal amount of up to $1,500,000, but was thereafter amended on November 2, 2015, December 15, 2015, February 12, 2016, April 28, 2016, June 1, 2016, August 30, 2016, October 13, 2016, and January 5, 2017 such that the maximum principal amount available to Leap under the note is $31,000,000 and HealthCare Ventures Strategic Fund, L.P. is an additional payee party thereunder.

As of January 1, 2017, the amount outstanding under the note was $29,000,000. On January 13, 2017, Healthcare Ventures IX, L.P. loaned $750,000. The total amount outstanding under the note was $29,750,000.

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

In addition, pursuant to the Merger Agreement, on January 23, 2017, immediately prior to the consummation of the Merger, Leap and HCV IX, a significant stockholder, entered into the Subscription Agreement  pursuant to which HCV IX invested $10.0 million into Leap by purchasing 1,010,225 shares of Leap common stock at a purchase price per share of $9.90 (the “Equity Investment”). The Equity Investment was exempted from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Changes to Stockholder Director Nomination Procedures

As previously described in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017, on January 23, 2017, in connection with the consummation of the merger with Macrocure and becoming a public company, we adopted our Third Amended and Restated Charter and Amended and Restated Bylaws (the “Public Company Charter Documents”). The Public Company Charter Documents outline the procedures that must be followed by our stockholders with respect to director nominations.

Pursuant to the Public Company Charter Documents, in the case of nominations for election at an annual meeting, notice must be delivered to Leap’s secretary (i) not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting or (ii) (a) if the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from the first anniversary of the preceding year’s annual meeting, or (b) with respect to the first annual meeting to be held in 2018, not more than 120 days nor less than 90 days prior to the date of such annual meeting or, if less than 90 days’ notice is given of such annual meeting, the 10th day following the day on which public announcement of the date of such meeting is first made by Leap. In the case of nominations for election at a special meeting of shareholders called for the election of directors, a shareholder may nominate candidates by delivering notice to Leap’s secretary by not earlier than the one hundred twentieth (120th) day prior to such special meeting and not later than the ninetieth (90th) day prior to such special meeting or, if later, the tenth (10th) day following the day on which public announcement of the date of such meeting is first made by Leap.

In addition, such notice must provide the information required by Section 2.5 of our Amended and Restated Bylaws with respect to each nomination that the stockholder proposes to bring before an Annual Meeting. This information includes, among other things, (a) name and address of such stockholder proposing such business and the class, series and number of shares beneficially owned by such Nominating Person; (b) any Disclosable Interests (as defined in our Amended and Restated Bylaws) of the nominating stockholder; (c) name, address, and shares owned by the nominee; (d) all information relating to such proposed nominee that is required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors in a contested election pursuant to Section 14(a) under the Exchange Act (including, without limitation, such proposed nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (e) a description of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three (3) years, and any other material relationships, between or among any nominating person, on the one hand, and each proposed nominee, his or her respective affiliates and associates and any other persons with whom such proposed nominee (or any of his or her respective affiliates and associates) is acting in concert, on the other hand, including, without limitation, all information that would be required to be disclosed pursuant to Item 404 under Regulation S-K if such Nominating Person were the “registrant” for purposes of such rule and the proposed nominee were a director or executive officer of such registrant.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP THERAPEUTICS, INC.

Date:	May 12, 2017	By:	/s/ Christopher K. Mirabelli, Ph.D.
Christopher K. Mirabelli, Ph.D.
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	May 12, 2017	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
Chief Financial Officer, General Counsel, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

2.1

Agreement and Plan of Merger, dated as of August 29, 2016, among the Registrant, Merger Sub and Macrocure (filed as Exhibit 2.1 to the Registrant’s registration statement on Form S-4 (File No. 333-213794), as filed on September 26, 2016 and attached as Annex A to the prospectus which forms part of such registration statement).

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-37990) as filed on January 26, 2017).

3.2

Amended and Restated By-laws of the Registrant (filed as Exhibit 3.4 to the Registrant’s registration statement on Form S-4 (File No. 333-213794) as filed on September 26, 2016 and attached as Annex D to the prospectus which forms part of such registration statement).

4.1	Form of Common Stock Certificate of the Registrant (filed as Exhibit 4.1 to Amendment No. 2 to the Registrant’s registration statement on Form S-4 (File No. 333-213794) as filed on November 16, 2016).

4.2

Amended and Restated Stockholders’ Agreement, between the Registrant and its stockholders, effective as of December 10, 2015 (filed as Exhibit 4.2 to the Registrant’s registration statement on From S-4 (File No. 333-213794) as filed on September 26, 2016.

4.3

Registration Rights Agreement, by and among the Registrant and certain stockholders, dated as of January 23, 2017 (filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-37990) as filed on January 26, 2017).

4.4

Amendment No. 2 to Warrant, by and among Macrocure, the Registrant and certain warrant holders, dated as of January 23, 2017 (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-37990) as filed on March 31, 2017).

10.1 †	Amended and Restated 2012 Equity Incentive Plan of the Registrant (filed as Exhibit 10.1 to the Registrant’s registration statement on Form S-8 (File No. 333-215787) as filed on January 27, 2017).

10.2

Form of Stock Option Grant Notice and Stock Option Agreement under the Registrant’s Amended and Restated 2012 Equity Incentive Plan, as amended (filed as Exhibit 10.2 to the Registrant’s annual report on Form 10-K (File No. 001-37990) as filed on March 31, 2017)

10.3 †	2016 Equity Incentive Plan of the Registrant (filed as Exhibit 10.2 to the Registrant’s registration statement on Form S-8 (File No. 333-215787) as filed on January 27, 2017).

10.4

Form of Stock Option Grant Notice and Stock Option Agreement under the Registrant’s 2016 Equity Incentive Plan, as amended (filed as Exhibit 10.3 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-213794) as filed on November 2, 2016).

10.5	Summary Translation of Macrocure 2008 Stock Option Plan stockholders (filed as Exhibit 10.3 to the Registrant’s registration statement on Form S-8 (File No. 333-215787) as filed on January 27, 2017).

10.6	Macrocure 2013 Share Incentive Plan (filed as Exhibit 10.4 to the Registrant’s registration statement on Form S-8 (File No. 333-215787) as filed on January 27, 2017).

10.7	Amendment No. 1 to Macrocure 2013 Share Incentive Plan (filed as Exhibit 10.5 to the Registrant’s registration statement on Form S-8 (File No. 333-215787) as filed on January 27, 2017).

10.8

Royalty Agreement, between the Registrant and Leap Shareholder Royalty Vehicle, Inc. (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-37990) as filed on January 26, 2017).

10.9	Letter Agreement, between Leap Shareholder Royalty Vehicle, Inc. and certain of the Registrant’s stockholders (filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K (File No. 001-

37990) as filed on January 26, 2017).

10.10

Subscription Agreement, between the Registrant and HealthCare Ventures IX, L.P., dated as of January 23, 2017 (filed as Exhibit 10.4 to the Registrant’s current report on Form 8-K (File No. 001-37990) as filed on January 26, 2017).

10.11

Lease by and between Bulfinch Square Limited Partnership and Healthcare Ventures LLC, dated as of March 31, 2012 amended (filed as Exhibit 10.26 to the Registrant’s annual report on Form 10-K (File No. 001-37990) as filed on March 31, 2017)

10.12

Amendment to Lease by and between Bulfinch Square Limited Partnership and Healthcare Ventures LLC, dated as of June 30, 2015 amended (filed as Exhibit 10.27 to the Registrant’s annual report on Form 10-K (File No. 001-37990) as filed on March 31, 2017)

10.13

First Amendment to Lease by and between Bulfinch Square Limited Partnership and Healthcare Ventures LLC, dated as of January 4, 2016 amended (filed as Exhibit 10.287 to the Registrant’s annual report on Form 10-K (File No. 001-37990) as filed on March 31, 2017)

10.14

Consent to Assignment and Assumption of Lease, by and between Bulfinch Square Limited Partnership, Healthcare Ventures LLC, and Leap Therapeutics, Inc., dated as of December 19, 2016 and Assignment and Assumption Agreement by and between Healthcare Ventures LLC and Leap Therapeutics, Inc., dated as of December 19, 2016 amended (filed as Exhibit 10.29 to the Registrant’s annual report on Form 10-K (File No. 001-37990) as filed on March 31, 2017).

31.1 ±	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 ±	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 ±**	Principal Executive Officer Certification and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 ±

The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and March 31, 2016, (iii) Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit) at March 31, 2017 and December 31, 2017 (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

 † Indicates a management compensatory plan

± Filed herewith.

** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.