Form 10-Q
period 2017-06-30
LEAP THERAPEUTICS, INC.
filed 2017-08-11
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 9, 2017 there were 9,395,920 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,171	$793
Research and development incentive receivable	3,170	3,053
Prepaid expenses and other current assets	382	183
Total current assets	20,723	4,029

Property and equipment, net	160	119
Research and development incentive receivable, net of current portion	906	—
Deferred offering costs	—	1,402
Other assets	937	907
Total assets	$22,726	$6,457
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$3,088	$3,225
Accrued expenses	1,287	2,658
Notes payable and accrued interest - related party	—	30,274
Total current liabilities	4,375	36,157
Commitments and contingencies

Convertible preferred stock, 0 and 42,500,000 shares authorized as of June 30, 2017 and December 31, 2016
Series A redeemable convertible preferred stock, $0.001 par value; 0 and 9,000,000 shares designated as of June 30, 2017 and December 31, 2016, respectively; 0 and 9,000,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively; liquidiation preference of $0 and $11,800 as of June 30, 2017 and December 31, 2016, respectively	—	11,800
Series B convertible preferred stock, $0.001 par value; 0 and 21,500,000 shares designated as of June 30, 2017 and December 31, 2016, respectively; 0 and 21,500,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively; liquidation preference of $0 and $28,189 as of June 30, 2017 and December 31, 2016, respectively	—	28,189
Series C convertible preferred stock, $0.001 par value; 0 and 12,000,000 shares designated as of June 30, 2017 and December 31, 2016, respectively; 0 and 11,781,984 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively; liquidation preference of $0 and $30,542 as of June 30, 2017 and December 31, 2016, respectively	—	30,542
Stockholders’ equity (deficiency):
Common stock, $0.001 par value; 100,000,000 and 58,500,000 shares authorized as of June 30, 2017 and December 31, 2016, respectively; 9,395,920 and 0 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	9	—
Additional paid-in capital	135,000	145
Accumulated other comprehensive income	331	294
Accumulated deficit	(116,989)	(100,670)
Total stockholders’ equity (deficiency)	18,351	(100,231)
Total liabilities, convertible preferred stock and stockholders’ equity (deficiency)	$22,726	$6,457

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$4,881	$6,124	$11,285	$10,211
General and administrative	2,135	1,070	5,939	2,126
Total operating expenses	7,016	7,194	17,224	12,337
Loss from operations	(7,016)	(7,194)	(17,224)	(12,337)
Interest income	49	4	99	4
Interest expense - related party	—	(229)	(121)	(342)
Australian research and development incentives	494	—	891	—
Foreign currency gains (losses)	(432)	(58)	36	51
Net loss	(6,905)	$(7,477)	(16,319)	$(12,624)
Accretion of preferred stock to redemption value	—		(244)
Net loss attributable to common stockholders	$(6,905)		$(16,563)

Net loss per share - basic and diluted	$(0.74)		$(2.03)
Weighted average common shares outstanding - basic and diluted	9,392,081		8,171,078

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(6,905)	$(7,477)	$(16,319)	$(12,624)

Other comprehensive income (loss):
Foreign currency translation adjustments	436	7	37	(4)
Comprehensive loss	$(6,469)	$(7,470)	$(16,282)	$(12,628)

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

										Accumulated
	Series A Redeemable		Series B		Series C				Additional	Other		Total
	Convertible Preferred Stock,		Convertible Preferred Stock,		Convertible Preferred Stock,		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficiency

Balances at December 31, 2016	9,000,000	$11,800	21,500,000	$28,189	11,781,984	$30,542	—	$—	$145	$294	$(100,670)	$(100,231)
Accretion to redemption value	—	37	—	90	—	117	—	—	(244)	—	—	(244)
Conversion of notes payable - related party and accrued interest into common stock	—	—	—	—	—	—	1,950,768	2	31,143	—	—	31,145
Conversion of convertible preferred stock to common stock	(9,000,000)	(11,837)	(21,500,000)	(28,279)	(11,781,984)	(30,659)	3,174,523	3	70,772	—	—	70,775
Issuance of common stock, net of issuance costs of $947	—	—	—	—	—	—	1,010,225	1	9,052	—	—	9,053
Issuance of common stock in connection with merger with Macrocure, net of offering costs of $1,402	—	—	—	—	—	—	3,256,898	3	19,856	—	—	19,859
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	3,506	—	20	—	—	20
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	37	—	37
Stock-based compensation	—	—	—	—	—	—	—	—	4,256	—	—	4,256
Net loss	—	—	—	—	—	—	—	—	—	—	(16,319)	(16,319)
Balances at June 30, 2017	—	$—	—	$—	—	$—	9,395,920	$9	$135,000	$331	$(116,989)	$18,351

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(16,319)	$(12,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	25	7
Stock-based compensation expense	4,256	18
Non-cash interest expense - related party	121	342
Changes in operating assets and liabilities, net of impact of assumed net assets of Macrocure:
Prepaid expenses and other assets	(134)	(77)
Research and development incentive receivable	(891)	—
Accounts payable and accrued expenses	(469)	1,665
Net cash used in operating activities	(13,411)	(10,669)
Cash flows from investing activities:
Purchases of property and equipment	(66)	(136)
Net cash used in investing activities	(66)	(136)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with merger with Macrocure	21,165	—
Proceeds from the sale of common stock	10,000	—
Proceeds from notes payable - related party	750	12,900
Proceeds from the exercise of stock options	20	—
Payment of deferred offering costs	(2,067)	—
Net cash provided by financing activities	29,868	12,900

Effect of exchange rate changes on cash and cash equivalents	(13)	(4)
Net increase in cash and cash equivalents	16,378	2,091
Cash and cash equivalents at beginning of period	793	405
Cash and cash equivalents at end of period	$17,171	$2,496

Supplemental disclosure of non-cash financing activities:
Accretion of preferred stock to redemption value	$244	$2,297
Conversion of notes payable - related party and accrued interest into common stock	$31,145	$—
Conversion of convertible preferred stock into common stock	$70,775	$—
Value of net assets acquired in connection with merger with Macrocure, excluding cash	$96	$—

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

Unaudited Interim Consolidated Financial Information

The accompanying condensed consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2017.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of June 30, 2017, statements of operations and statements of comprehensive loss for the three and six months ended June 30, 2017 and 2016 and statements of cash flows for the six months ended June 30, 2017 and 2016.  Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

Liquidity and going concern

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2017, the Company had an accumulated deficit of $116,989. During the three months ended June 30, 2017, which represents the Company’s first full quarter of public company activity, the Company incurred a net loss of $6,905 and its cash and cash equivalents decreased by $6,629. The Company expects to continue to generate operating losses in the foreseeable future. The Company had cash and cash equivalents of $17,171 at June 30, 2017 and expects to receive $3,170 of research and development tax incentive payments in 2017 from the Commonwealth of Australia as a result of the 2016 research and development activities of the Company’s Australian subsidiary, HCP Australia. The foregoing matters give rise to a substantial doubt about the Company’s ability to continue as a going concern for one year after the Company’s financial statements have been issued. The Company will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If the Company does not obtain additional funding or development program cost-sharing, the Company will be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which would adversely affect its business prospects. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed.  The percentage was 45% for the year ended December 31, 2016 and 43.5% for the six months ended June 30, 2017.

The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of $4,076 and $3,053 as of June 30, 2017 and December 31, 2016, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $494 and $891, in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017, respectively, related to refundable research and development incentive program payments in Australia.  The Company did not have other income from Australian research and development incentives for the three and six months ended June 30, 2016.

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

Other Assets

Other assets as of June 30, 2017 and December 31, 2016 included $902 and $907, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized.  In addition, as of June 30, 2017, other assets included a deposit of $35 related to the operating lease for the Company’s office space in Cambridge, Massachusetts.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options. There were no common shares outstanding during the three and six months ended June 30, 2016, and accordingly, basic and diluted net loss per share is not presented for those periods.

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation.  These reclassifications had no effect on previously reported results of operations.  During the three months ended March 31, 2017, the Company made a policy election to classify foreign exchange gains and losses as other income (expense), rather than general and administrative expenses, in its consolidated statement of operations on a prospective basis.  The reclassification had no impact on the Company’s previously reported financial position or cash flows.

New Accounting Pronouncements

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies”, in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2016. Summarized below are the accounting pronouncements adopted subsequent to December 31, 2016.

Effective January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The adoption of the new guidance had no impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2017, the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.  The adoption of the new guidance had no impact on the Company’s condensed consolidated financial statements.

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

Vesting of all unvested Macrocure equity awards issued and outstanding was accelerated at the effective time of the merger, and all such equity awards issued and outstanding at the time of the merger remained issued and outstanding. For accounting purposes, since the acceleration of vesting was negotiated in contemplation of the merger, the remaining unrecognized compensation expense associated with the original grant date fair value of the awards of $280 was recognized as a charge in the Company’s condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2017. In addition, the exercise period for all Macrocure options outstanding at the effective time of the merger was extended beyond the respective periods provided in the original awards. The Company recorded a charge of $504 in connection with the extension of the exercise periods in the unaudited consolidated statement of operations and comprehensive loss for the six months ended June 30, 2017 equal to the difference in the fair value of the options immediately prior to and immediately following the modification of the exercise period.

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

Royalty Agreement and Letter Agreement

On January 23, 2017, immediately prior to the merger, the Company entered into a royalty agreement with Leap Shareholder Royalty Vehicle, LLC, a Delaware limited liability company (the “Royalty Vehicle”), a special purpose vehicle formed for the specific purpose of entering into the royalty agreement. In connection with the transactions contemplated by the merger agreement, the Company declared a special distribution of certain royalty rights to each of its holders of common stock outstanding immediately prior to the effective time of the merger. These holders collectively beneficially owned or controlled 100% of the Company’s outstanding common stock at the time of the merger. Pursuant to the royalty agreement, the Company will pay to the special purpose vehicle (i) 5% of the Company’s net sales of products incorporating its TRX518 compound and (ii) 2% of the Company’s net sales of products incorporating its DKN-01 compound. The royalty agreement has an indefinite term, and neither the Company nor the special purpose vehicle has the right to terminate. The Company accounted for the royalty rights as a contingent liability.

4. Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2017	2016

Clinical trials	$695	$2,545
Professional fees	154	88
Payroll and related expenses	438	25
Accrued expenses	$1,287	$2,658

5. Notes Payable—Related Party

During 2014, the Company entered into a convertible promissory note with a stockholder, and made multiple drawdowns under the note throughout 2014 and 2015.  The note accrued interest at a rate of 8% per year until the principal of the note was either repaid or otherwise converted. During 2016, the Company made additional drawdowns under the convertible promissory note totaling $25,900, and as of December 31, 2016, the Company owed $29,000 aggregate principal and $1,274 of accrued interest in connection with the promissory note.  Interest expense from the related-party note was $0 and $229 for the three months ended June 30, 2017 and 2016, respectively, and $121 and $342 for the six months ended June 30, 2017 and 2016, respectively. The accrued interest as of December 31, 2016 of $1,274 is included in note payable and accrued interest-related party in the accompanying condensed consolidated balance sheet as of December 31, 2016.

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

6. Equity Incentive Plans

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

On January 20, 2017, the Company’s stockholders approved the amended and restated 2012 Equity Incentive Plan (the “2012 Plan”), which amended and restated the Plan and was effective in connection with the completion of the Company’s merger with Macrocure. A total of 1,387,204 shares of common stock were reserved for issuance under the 2012 Plan.  As of June 30, 2017, no shares remained available for future grant under the 2012 Plan.

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

A summary of activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value

Outstanding at December 31, 2016	53,228	$4.93	7.00
Granted	1,825,858	$13.81
Exercised	(3,506)	$5.55
Forfeited	(11,858)	$4.86
Outstanding at June 30, 2017	1,863,722	$13.63	8.89	$88

Options exercisable at June 30, 2017	677,236	$20.24	7.74	$81
Options vested and expected to vest at June 30, 2017	1,863,722	$13.63	8.89	$88

The Company did not grant any stock options during the six months ended June 30, 2016. The grant date fair value of the options granted during the six months ended June 30, 2017 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the Securities and Exchange Commission’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of comparable public companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

Stock options generally vest over a three or four year period, as determined by the Compensation Committee of the Board of Directors at the time of grant. The options expire ten years from the grant date. As of June 30, 2017, there was approximately $6,493 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.6 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Research and development	$38	$7	$1,716	$14
General and administrative	595	2	2,540	4
Total	$633	$9	$4,256	$18

7. Net Loss Per Share

There were no common shares outstanding during the three and six months ended June 30, 2016, and accordingly, the Company has not presented basic and diluted net loss per share for those periods.  Basic and diluted net loss per share for the three and six months ended June 30, 2017 was calculated as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2017	2017
Numerator:
Net loss	$(6,905)	$(16,319)
Accretion of preferred stock to redemption value	—	(244)
Net loss attributable to common stockholders	$(6,905)	$(16,563)
Denominator:
Weighted average number of common shares outstanding - basic and diluted	9,392,081	8,171,078
Net loss per share attributable to common stockholders - basic and diluted	$(0.74)	$(2.03)

The Company’s potentially dilutive securities include stock options and convertible preferred stock. These securities were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2017 and would have been excluded from the computations for the three and six months ended June 30, 2016, as the effect would be to reduce the net loss per share. The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended March 31,
	2017	2016	2017	2016

Options to purchase common stock	1,863,722	59,274	1,863,722	59,274
Warrants assumed from Macrocure	54,516	—	54,516	—
Convertible preferred stock and accrued dividends (as converted to common stock)	—	3,431,592	—	3,431,592
	1,918,238	3,490,866	1,918,238	3,490,866

In addition to the potentially dilutive securities noted above, as of June 30, 2016, the Company had outstanding notes payable—related party for which principal and unpaid accrued interest due under the notes will automatically be converted into the class of the Company’s stock issued in the Company’s next qualified financing, as defined, based on a conversion price equal to the price per share paid by the investors in the financing. Because the necessary conditions for conversion of the notes had not been met during the three and six months ended June 30, 2016, these notes have been excluded from the table above.  On January 20, 2017, in connection with and prior to the completion of the merger with Macrocure, the Company’s Charter and Bylaws were amended to reflect the conversion of all outstanding shares of the Company’s convertible preferred stock into 3,174,523 shares of common stock, and to reflect the conversion of the outstanding note payable and accrued interest into 1,950,768 shares of common stock.

8. Commitments and Contingencies

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

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture TRX518 and DKN-01, our lead product candidates, for use in clinical trials. As of June 30, 2017, noncancelable commitments under these agreements totaled $3,793.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”) to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. The Company previously issued 9,000,000 shares of Series A Stock to Lilly in consideration for the grant of the license. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through June 30, 2017.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through June 30, 2017.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2017 or December 31, 2016.

9. Related Party Transactions

During the three and six months ended June 30, 2016, the Company reimbursed an entity related to one of its stockholders for shared office space and office related expenses. The total amount charged to the Company was approximately $69 and $127 in the three and six months ended June 30, 2016, respectively, all of which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Effective January 1, 2017, the Company entered into an assignment agreement to assume the operating lease for its office space in Cambridge, Massachusetts, and accordingly, the Company was not required to reimburse the related party during the three and six months ended June 30, 2017.

During the three and six months ended June 30, 2017 and 2016, the Company executed promissory notes with stockholders (See Note 5).

The Company has a license agreement with a stockholder (See Note 8).

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

Company Overview

We are a biopharmaceutical company acquiring and developing novel therapeutics at the leading edge of cancer biology. Our approach is designed to target compelling tumor-promoting and immuno-oncology pathways to generate durable clinical benefit and enhanced outcomes for patients. Our programs are monoclonal antibodies that target key cellular pathways that enable cancer to grow and spread and specific mechanisms that activate the body’s immune system to identify and attack cancer. Our two clinical stage programs are:

•                  DKN-01:  A monoclonal antibody targeting Dickkopf-related protein 1, or DKK1, a protein that regulates important cell signaling pathways, known as the Wnt pathways, and influences the immune environment around tumor cells as well as tumor cell growth. When DKN-01 binds to DKK1, Wnt signaling pathways and the tumor microenvironment are altered, and an anti-tumor effect can be generated. We are testing DKN-01 in ongoing clinical trials in patients with esophagogastric cancer and biliary tract cancer. We have studied DKN-01 as a monotherapy in patients with non-small cell lung cancer. Based on the patient responses and clinical benefit in these trials, we are also studying DKN-01 in patients with Wnt pathway alterations and in combination with immune checkpoint inhibitors, such as Merck’s KEYTRUDA® (pembrolizumab).

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

Recent Developments

On June 21, 2017, we announced a clinical trial collaboration and supply agreement with Merck (known as MSD outside the United States and Canada) to investigate DKN-01 in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), in patients with esophagogastric cancer. We believe that DKN-01 may be complementary to anti-PD-1 antibodies and generate additional clinical benefit.  DKN-01 is designed to target both the tumor and immunosuppressive cells, such as myeloid derived suppressor cells, which may hinder the activity of anti-PD-1 antibodies and keep response rates low in certain tumors. In addition, there is evidence that beta-catenin, a Wnt pathway member modulated by DKK1, is frequently elevated in tumors that become resistant to anti-PD-1 therapy.  We will study the combination therapy in patients who are naïve to pembrolizumab therapy and in patients refractory to pembrolizumab therapy.

During the three month period ended June 30, 2017, we made progress with the clinical development of our product candidates:

•                  Presented preliminary median progression-free survival data of 9.4 months in our P103 clinical trial evaluating DKN-01 in combination with standard of care chemotherapy in patients with advanced biliary tract cancers at the American Society for Clinical Oncology (ASCO) Annual Meeting 2017.

•                  Enrolled first patient in new arm of the DKN-01 P102 esophagogastric cancer clinical trial focused on genetically defined Wnt pathway mutations.

•      Completed enrollment of the expanded cohort of the DKN-01 P103 advanced biliary tract cancer study.

•      Completed dose escalation phase and fully enrolled the expansion cohort of TRX518 multi-dose study TRX518-003.

•                  Announced an investigator-initiated study of DKN-01, alone and in combination with sorafenib, in patients with hepatocellular carcinoma, a population in which approximately 40% of tumors have Wnt pathway alterations.

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

•                  costs related to acquiring and manufacturing clinical trial material; and

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Direct research and development by program:
DKN-01 program	$2,693	$5,118	$7,592	$8,165
TRX518 program	2,188	1,006	3,693	2,046

Total research and development expenses	$4,881	$6,124	$11,285	$10,211

Australian research and development incentives	$494	$—	$891	$—

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

Interest expense—related party

Interest expense consists of interest accrued on notes payable—related party that we issued during 2017, 2016 and 2015. On January 20, 2017, prior and subject to the consummation of our merger with Macrocure, all of our notes payable and accrued interest were converted into 1,950,768 shares of common stock.

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

Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2017, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 31, 2017 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•                  accrued research and development expenses

•                  research and development incentive receivable; and

•                  stock-based compensation

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands)
Operating expenses:
Research and development	$4,881	$6,124	$(1,243)
General and administrative	2,135	1,070	1,065
Total operating expenses	7,016	7,194	(178)
Loss from operations	(7,016)	(7,194)	178
Interest income	49	4	45
Interest expense - related party	—	(229)	229
Australian research and development incentives	494	—	494
Foreign currency losses	(432)	(58)	(374)
Net loss	$(6,905)	$(7,477)	$572

Research and Development Expenses

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Direct research and development by program:
DKN-01 program	$2,693	$5,118	$(2,425)
TRX518 program	2,188	1,006	1,182

Total research and development expenses	$4,881	$6,124	$(1,243)
Australian research and development incentives	$494	$—	$494

Research and development expenses were $4.9 million for the three months ended June 30, 2017, compared to $6.1 million for the three months ended June 30, 2016. The decrease of $1.2 million was primarily due to a decrease of $1.1 million in manufacturing costs related to clinical trial material, a decrease of $0.2 million in consulting fees associated with research and development activities and a decrease of $0.1 million in payroll and other related costs due to a decrease in headcount in our research and development full time employees. These decreases were partially offset by an increase in rent expense of $0.2 million due to our use of a research laboratory.

General and Administrative Expenses

General and administrative expenses were $2.1 million for the three months ended June 30, 2017, compared to $1.1 million for the three months ended June 30, 2016. The increase of $1.0 million in general and administrative expenses was primarily due to an increase of $0.6 million of stock based compensation expense and an increase of $0.4 million in payroll and other related expenses due to an increase in headcount related to general and administrative full time employees for the three months ended June 30, 2017 as compared to the same period in 2016.

Interest Income

We recorded an immaterial amount of interest income for both the three months ended June 30, 2017 and 2016.

Interest Expense—Related Party

We recorded interest expense—related party of $0 for the three months ended June 30, 2017 compared to $0.2 million for the three months ended June 30, 2016 related to borrowings under our note payable—related party.   On January 20, 2017, in connection with and prior to the completion of the merger with Macrocure, the outstanding note payable and accrued interest was converted into 1,950,768 shares of common stock.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.5 million for the three months ended June 30, 2017, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing of clinical trial material. We did not record any R&D incentive income for the three months ended June 30, 2016.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the consolidated balance sheets.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Operating expenses:
Research and development	$11,285	$10,211	$1,074
General and administrative	5,939	2,126	3,813
Total operating expenses	17,224	12,337	4,887
Loss from operations	(17,224)	(12,337)	(4,887)
Interest income	99	4	95
Interest expense - related party	(121)	(342)	221
Australian research and development incentives	891	—	891
Foreign currency gains	36	51	(15)
Net loss	$(16,319)	$(12,624)	$(3,695)

Research and Development Expenses

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Direct research and development by program:
DKN-01 program	$7,592	$8,165	$(573)
TRX518 program	3,693	2,046	1,647

Total research and development expenses	$11,285	$10,211	$1,074
Australian research and development incentives	$891	$—	$891

Research and development expenses were $11.3 million for the six months ended June 30, 2017, compared to $10.2 million for the six months ended June 30, 2016. The increase of $1.1 million was primarily due to an increase of $1.7 million in stock based compensation expense and an increase of $1.1 million in clinical trial costs.  Additionally, rent expense increased $0.3 million due to our use of a research laboratory.  These increases were partially offset by a decrease of $1.3 million in manufacturing costs related to clinical trial material, a decrease of $0.4 million in consulting fees associated with research and development activities and a decrease of $0.3 million in payroll and other related costs due to a decrease in headcount in our research and development full time employees.

General and Administrative Expenses

General and administrative expenses were $5.9 million for the six months ended June 30, 2017, compared to $2.1 million for the six months ended June 30, 2016. The increase of $3.8 million in general and administrative expenses was primarily due to an increase of $2.6 million of stock based compensation expense.  Additionally, there was an increase of $0.6 million in legal, audit and consulting fees associated with corporate and business development activities and an increase of $0.6 million in payroll and other related expenses due to an increase in headcount related to general and administrative full time employees for the six months ended June 30, 2017 as compared to the same period in 2016.

Interest Income

We recorded interest income of $0.1 million for the six months ended June 30, 2017 compared to an immaterial amount for the six months ended June 30, 2016.  Interest income consists of interest earned on cash equivalents held during the six months ended June 30, 2017.

Interest Expense—Related Party

We recorded interest expense—related party of $0.1 million for the six months ended June 30, 2017 compared to $0.3 million for the six months ended June 30, 2016, respectively, related to borrowings under our note payable—related party.   The decrease was due to the conversion of our outstanding note payable and accrued interest into 1,950,768 shares of common stock in connection with our merger with Macrocure in January 2017.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.9 million for the six months ended June 30, 2017, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing of clinical trial material. We did not record any R&D incentive income for the six months ended June 30, 2016.  The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the consolidated balance sheets.

Financial Position, Liquidity and Capital Resources

We are a clinical-stage biopharmaceutical company with two clinical-stage product candidates, DKN-01 and TRX518, which are at the early stages of clinical development. We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales. We incur significant research, development and other expenses related to our ongoing operations.  We have funded our operations to date with proceeds from the sale of preferred stock, common stock and notes payable-related party.

As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2011. For the year ended December 31, 2016, we reported a net loss of $25.6 million, and had an accumulated deficit of $100.7 million at December 31, 2016.  For the six months ended June 30, 2017, we reported a net loss of $16.3 million, and had an accumulated deficit of $117.0 million at June 30, 2017.

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

Additional funding may not be available at the time needed on commercially reasonable terms, if at all. As of June 30, 2017, we had cash and cash equivalents of $17.2 million and anticipate the receipt of $3.2 million of research and development tax incentive payments in 2017 related to our Australian subsidiary. The foregoing matters give rise to a substantial doubt about our ability to continue as a going concern for one year after our financial statements have been issued. We will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If we do not obtain additional funding or development program cost-sharing, we will be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which would adversely affect our business prospects. The inability to obtain funding, as and when needed, would have a negative impact on our financial condition and ability to pursue our business strategies.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(13,411)	$(10,669)
Cash used in investing activities	(66)	(136)
Cash provided by financing activities	29,868	12,900
Effect of exchange rate changes on cash and cash equivalents	(13)	(4)
Net increase in cash and cash equivalents	$16,378	$2,091

Operating activities.    Net cash used in operating activities for the six months ended June 30, 2017 was primarily related to our net loss from the operation of our business of $16.3 million and net changes in working capital, including increases in research and development incentive receivable, prepaid expenses and other assets and a decrease in accounts payable and accrued expenses of $0.9 million, $0.1 million and $0.5 million, respectively, partially offset by noncash stock-based compensation expense of $4.3 million and noncash interest expense of $0.1 million. The decreases in accounts payable and accrued expenses were due to the timing of vendor invoicing and payments.

Net cash used in operating activities for the six months ended June 30, 2016 was primarily related to our net loss from the operation of our business of $12.6 million including expenses incurred for the development of DKN-01 and TRX518, partially offset by changes in working capital, including a $1.7 million increase in accrued expenses and noncash charges and noncash expenses of $0.4 million, including $0.3 million of noncash interest — related party.

Investing Activities.    Net cash used in investing activities during the six months ended June 30, 2017 and 2016 was related to purchases of equipment.

Financing Activities.    Net cash provided by financing activities for the six months ended June 30, 2017 consisted of $21.2 million in proceeds from the issuance of common stock in connection with the merger with Macrocure, $10.0 million in proceeds from the issuance of common stock to existing shareholders and $0.8 million in proceeds from notes payable—related party, partially offset by payments of $2.1 million for deferred offering costs.

Net cash provided by financing activities for the six months ended June 30, 2016 consisted of $12.9 million from the issuance of notes payable—related party.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

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

As of June 30, 2017, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of June 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three and six months ended June 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to the Quarterly Report on Form 10-Q for the three months ended March 31, 2017 as filed with the SEC on May 12, 2017.

Item 1A. Risk Factors

An investment in our ordinary shares involves a high degree of risk. In addition to the other information contained elsewhere in this report, you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual

Report on Form 10-K for the year ended December 13, 2016 as filed with the SEC on March 31, 2017, which could materially affect our business, financial condition, operating results or cash flows. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. In addition to those risk factors, you should consider the following:

Risks Related to Leap’s Financial Position and Capital Needs

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

As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2011. For the year ended December 31, 2016, we reported a net loss of $25.6 million, and had an accumulated deficit of $100.7 million at December 31, 2016.  For the six months ended June 30, 2017, we reported a net loss of $16.3 million, and had an accumulated deficit of $117.0 million at June 30, 2017.

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

Our management as of June 30, 2017 has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our financial statements for the quarter ended June 30, 2017 were prepared assuming that we will continue as a going concern.  The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management concluded as of June 30, 2017 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our financial statements have been issued.

We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.  We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings.  However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us.  If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop our product candidates, or realize value from our assets and discharge our liabilities in the normal course of business.  If we cannot raise sufficient funds, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may be unable to complete the development and potential commercialization of DKN-01 or TRX518 or acquire other products.

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2017, we had cash and cash equivalents of $17.2 million and anticipate receipt of $3.2 million of research and development tax incentive payments in 2017 related to our Australian subsidiary.  We expect to continue to spend substantial amounts to advance the clinical development of DKN-01 and TRX518.  We will require additional capital for the further development. If we are unable to raise capital when needed or at all, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

LEAP THERAPEUTICS, INC.

Date:	August 11, 2017	By:	/s/ Christopher K. Mirabelli, Ph.D.
Christopher K. Mirabelli, Ph.D.
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	August 11, 2017	By:	/s/ Douglas E. Onsi
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

4.2

Amended and Restated Stockholders’ Agreement, between the Registrant and its stockholders, effective as of December 10, 2015 (filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-4 (File No. 333-213794) as filed on September 26, 2016.

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

101 ±

The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and June 30, 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and June 30, 2016, (iv) Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit) at June 30, 2017 and December 31, 2016 (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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