Form 10-Q
period 2017-09-30
LEAP THERAPEUTICS, INC.
filed 2017-11-13
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 8, 2017 there were 9,395,920 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,203	$793
Research and development incentive receivable	1,894	3,053
Prepaid expenses and other current assets	404	183
Total current assets	16,501	4,029

Property and equipment, net	148	119
Deferred offering costs	—	1,402
Other assets	930	907
Total assets	$17,579	$6,457

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$2,598	$3,225
Accrued expenses	3,396	2,658
Notes payable and accrued interest - related party	—	30,274
Total current liabilities	5,994	36,157

Commitments and contingencies

Convertible preferred stock, 0 and 42,500,000 shares authorized as of September 30, 2017 and December 31, 2016

Series A redeemable convertible preferred stock, $0.001 par value; 0 and 9,000,000 shares designated as of September 30, 2017 and December 31, 2016, respectively; 0 and 9,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively; liquidiation preference of $0 and $11,800 as of September 30, 2017 and December 31, 2016, respectively	—	11,800

Series B convertible preferred stock, $0.001 par value; 0 and 21,500,000 shares designated as of September 30, 2017 and December 31, 2016, respectively; 0 and 21,500,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively; liquidation preference of $0 and $28,189 as of September 30, 2017 and December 31, 2016, respectively	—	28,189

Series C convertible preferred stock, $0.001 par value; 0 and 12,000,000 shares designated as of September 30, 2017 and December 31, 2017, respectively; 0 and 11,781,984 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively; liquidation preference of $0 and $30,542 as of September 30, 2017 and December 31, 2016, respectively	—	30,542

Stockholders’ equity (deficiency):

Common stock, $0.001 par value; 100,000,000 and 58,500,000 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 9,395,920 and 0 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	9	—
Additional paid-in capital	135,649	145
Accumulated other comprehensive income (loss)	(269)	294
Accumulated deficit	(123,804)	(100,670)
Total stockholders’ equity (deficiency)	11,585	(100,231)
Total liabilities, convertible preferred stock and stockholders’ equity (deficiency)	$17,579	$6,457

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating expenses:
Research and development	$6,802	$5,659	$18,087	$15,870
General and administrative	1,780	1,369	7,719	3,495
Total operating expenses	8,582	7,028	25,806	19,365
Loss from operations	(8,582)	(7,028)	(25,806)	(19,365)
Interest income (expense)	19	(2)	118	2
Interest expense - related party	—	(380)	(121)	(722)
Australian research and development incentives	961	—	1,852	—
Foreign currency gains	787	133	823	184
Net loss	(6,815)	$(7,277)	(23,134)	$(19,901)
Accretion of preferred stock to redemption value	—		(244)
Net loss attributable to common stockholders	$(6,815)		$(23,378)

Net loss per share - basic and diluted	$(0.73)		$(2.72)
Weighted average common shares outstanding - basic and diluted	9,395,920		8,584,558

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(6,815)	$(7,277)	$(23,134)	$(19,901)

Other comprehensive loss:
Foreign currency translation adjustments	(600)	(158)	(563)	(162)
Comprehensive loss	$(7,415)	$(7,435)	$(23,697)	$(20,063)

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

										Accumulated
	Series A Redeemable		Series B		Series C				Additional	Other		Total
	Convertible Preferred Stock,		Convertible Preferred Stock,		Convertible Preferred Stock,		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency

Balances at December 31, 2016	9,000,000	$11,800	21,500,000	$28,189	11,781,984	$30,542	—	$—	$145	$294	$(100,670)	$(100,231)
Accretion to redemption value	—	37	—	90	—	117	—	—	(244)	—	—	(244)
Conversion of notes payable - related party and accrued interest into common stock	—	—	—	—	—	—	1,950,768	2	31,143	—	—	31,145
Conversion of convertible preferred stock to common stock	(9,000,000)	(11,837)	(21,500,000)	(28,279)	(11,781,984)	(30,659)	3,174,523	3	70,772	—	—	70,775
Issuance of common stock, net of issuance costs of $947	—	—	—	—	—	—	1,010,225	1	9,052	—	—	9,053
Issuance of common stock in connection with merger with Macrocure, net of offering costs of $1,402	—	—	—	—	—	—	3,256,898	3	19,856	—	—	19,859
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	3,506	—	20	—	—	20
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(563)	—	(563)
Stock-based compensation	—	—	—	—	—	—	—	—	4,905	—	—	4,905
Net loss	—	—	—	—	—	—	—	—	—	—	(23,134)	(23,134)
Balances at September 30, 2017	—	$—	—	$—	—	$—	9,395,920	$9	$135,649	$(269)	$(123,804)	$11,585

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(23,134)	$(19,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	35	17
Stock-based compensation expense	4,905	27
Non-cash interest expense - related party	121	722
Changes in operating assets and liabilities, net of impact of assumed net assets of Macrocure:
Prepaid expenses and other assets	(148)	(268)
Research and development incentive receivable	1,318	—
Accounts payable and accrued expenses	1,135	1,363
Net cash used in operating activities	(15,768)	(18,040)

Cash flows from investing activities:
Purchases of property and equipment	(64)	(136)
Net cash used in investing activities	(64)	(136)

Cash flows from financing activities:

Proceeds from issuance of common stock in connection with merger with Macrocure	21,165	—
Proceeds from the sale of common stock	10,000	—
Proceeds from notes payable - related party	750	18,900
Proceeds from the exercise of stock options	20	—
Payment of deferred offering costs	(2,067)	—
Net cash provided by financing activities	29,868	18,900

Effect of exchange rate changes on cash and cash equivalents	(626)	(164)
Net increase in cash and cash equivalents	13,410	560
Cash and cash equivalents at beginning of period	793	405
Cash and cash equivalents at end of period	$14,203	$965

Supplemental disclosure of non-cash financing activities:
Accretion of preferred stock to redemption value	$244	$3,483
Deferred offering costs included in accounts payable and accrued expenses	$—	$522
Conversion of notes payable - related party and accrued interest into common stock	$31,145	$—
Conversion of convertible preferred stock into common stock	$70,775	$—
Value of net assets acquired in connection with merger with Macrocure, excluding cash	$96	$—

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2017.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of September 30, 2017, statements of operations and statements of comprehensive loss for the three and nine months ended September 30, 2017 and 2016 and statements of cash flows for the nine months ended September 30, 2017 and 2016.  Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2017, the Company had an accumulated deficit of $123,804.  During the three months ended September 30, 2017, the Company’s second full quarter operating as a public company, the Company incurred a net loss of $6,815 and its cash and cash equivalents decreased by $2,968. The Company expects to continue to generate operating losses in the foreseeable future. The Company had cash and cash equivalents of $14,203 at September 30, 2017. The foregoing matters give rise to a substantial doubt about the Company’s ability to continue as a going concern for one year after the Company’s financial statements have been issued. The Company will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If the Company does not obtain additional funding or development program cost-sharing, the Company will be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which would adversely affect its business prospects. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed.  The percentage was 45% for the year ended December 31, 2016 and 43.5% for the nine months ended September 30, 2017.

The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of $1,894 and $3,053 as of September 30, 2017 and December 31, 2016, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $961 and $1,852, in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017, respectively, related to refundable research and development incentive program payments in Australia.  The Company did not have other income from Australian research and development incentives for the three and nine months ended September 30, 2016.

The following table shows the change in the research and development incentive receivable from December 31, 2016 to September 30, 2017:

Balance at December 31, 2016:	$3,053

Australian research and development incentive income	1,852	(1)
Cash received for 2016 eligible expenses	(3,245)
Foreign currency translation	234

Balance at September 30, 2017	$1,894

(1) Certain supporting research and development activity is performed outside of Australia when there are no Australian facilities that support the activity (“Overseas research and development activities”).  In October 2017, the Commonwealth of Australia issued the Company a favorable ruling on its Overseas research and development activities, considering such activities to be eligible research and development activities under the Australian Incentive Program.  As such, the Company recorded Australian research and development incentives during the three months ended September 30, 2017 for its Overseas research and development activities performed during the year ended December 31, 2016 and the six months ended June 30, 2017, of $347 and $412, respectively.

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

Other Assets

Other assets as of September 30, 2017 and December 31, 2016 included $895 and $907, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized.  In addition, as of September 30, 2017, other assets included a deposit of $35 related to the operating lease for the Company’s office space in Cambridge, Massachusetts.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options. There were no common shares outstanding during the three and nine months ended September 30, 2016, and accordingly, basic and diluted net loss per share is not presented for those periods.

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

Vesting of all unvested Macrocure equity awards issued and outstanding was accelerated at the effective time of the merger, and all such equity awards issued and outstanding at the time of the merger remained issued and outstanding. For accounting purposes, since the acceleration of vesting was negotiated in contemplation of the merger, the remaining unrecognized compensation expense associated with the original grant date fair value of the awards of $280 was recognized as a charge in the Company’s condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2017. In addition, the exercise period for all Macrocure options outstanding at the effective time of the merger was extended beyond the respective periods provided in the original awards. The Company recorded a charge of $504 in connection with the extension of the exercise periods in the unaudited consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2017 equal to the difference in the fair value of the options immediately prior to and immediately following the modification of the exercise period.

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

4. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2017	2016

Clinical trials	$2,593	$2,545
Professional fees	120	88
Payroll and related expenses	683	25
Accrued expenses	$3,396	$2,658

5. Notes Payable—Related Party

During 2014, the Company entered into a convertible promissory note with a stockholder, and made multiple drawdowns under the note throughout 2014 and 2015.  The note accrued interest at a rate of 8% per year until the principal of the note was either repaid or otherwise converted. During 2016, the Company made additional drawdowns under the convertible promissory note totaling $25,900, and as of December 31, 2016, the Company owed $29,000 aggregate principal and $1,274 of accrued interest in connection with the promissory note.  Interest expense from the related-party note was $0 and $380 for the three months ended September 30, 2017 and 2016, respectively, and $121 and $722 for the nine months ended September 30, 2017 and 2016, respectively. The accrued interest as of December 31, 2016 of $1,274 is included in note payable and accrued interest-related party in the accompanying condensed consolidated balance sheet as of December 31, 2016.

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

On January 20, 2017, the Company’s stockholders approved the amended and restated 2012 Equity Incentive Plan (the “2012 Plan”), which amended and restated the Plan and was effective in connection with the completion of the Company’s merger with Macrocure. A total of 1,387,204 shares of common stock were reserved for issuance under the 2012 Plan.  As of September 30, 2017, no shares remained available for future grant under the 2012 Plan.

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

A summary of activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value

Outstanding at December 31, 2016	53,228	$4.93	7.00
Granted	1,825,858	$13.81
Exercised	(3,506)	$5.55
Forfeited	(12,959)	$5.78
Outstanding at September 30, 2017	1,862,621	$13.63	8.65	$36

Options exercisable at September 30, 2017	692,103	$20.01	7.53	$35
Options vested and expected to vest at September 30, 2017	1,862,621	$13.63	8.65	$36

The Company did not grant any stock options during the nine months ended September 30, 2016. The grant date fair value of the options granted during the nine months ended September 30, 2017 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the Securities and Exchange Commission’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of comparable public companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

Stock options generally vest over a three or four year period, as determined by the Compensation Committee of the Board of Directors at the time of grant. The options expire ten years from the grant date. As of September 30, 2017, there was approximately $5,844 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.4 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Research and development	$42	$7	$1,758	$21
General and administrative	607	2	3,147	6
Total	$649	$9	$4,905	$27

7. Net Loss Per Share

There were no common shares outstanding during the three and nine months ended September 30, 2016, and accordingly, the Company has not presented basic and diluted net loss per share for those periods.  Basic and diluted net loss per share for the three and nine months ended September 30, 2017 was calculated as follows:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2017	2017
Numerator:
Net loss	$(6,815)	$(23,134)
Accretion of preferred stock to redemption value	—	(244)
Net loss attributable to common stockholders	$(6,815)	$(23,378)
Denominator:
Weighted average number of common shares outstanding - basic and diluted	9,395,920	8,584,558
Net loss per share attributable to common stockholders - basic and diluted	$(0.73)	$(2.72)

The Company’s potentially dilutive securities include stock options and convertible preferred stock. These securities were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2017 and would have been excluded from the computations for the three and nine months ended September 30, 2016, as the effect would be to reduce the net loss per share. The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Options to purchase common stock	1,862,621	53,228	1,862,621	53,228
Warrants assumed from Macrocure	54,516	—	54,516	—
Convertible preferred stock and accrued dividends (as converted to common stock)	—	3,491,291	—	3,491,291
	1,917,137	3,544,519	1,917,137	3,544,519

In addition to the potentially dilutive securities noted above, as of September 30, 2016, the Company had outstanding notes payable—related party for which principal and unpaid accrued interest due under the notes will automatically be converted into the class of the Company’s stock issued in the Company’s next qualified financing, as defined, based on a conversion price equal to the price per share paid by the investors in the financing. Because the necessary conditions for conversion of the notes had not been met during the three and nine months ended September 30, 2016, these notes were excluded from the table above.  On January 20, 2017, in connection with and prior to the completion of the merger with Macrocure, the Company’s Charter and Bylaws were amended to reflect the conversion of all outstanding shares of the Company’s convertible preferred stock into 3,174,523 shares of common stock, and to reflect the conversion of the outstanding note payable and accrued interest into 1,950,768 shares of common stock.

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

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture TRX518 and DKN-01, our lead product candidates, for use in clinical trials. As of September 30, 2017, noncancelable commitments under these agreements totaled $3,267.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”) to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. The Company previously issued 9,000,000 shares of Series A Stock to Lilly in consideration for the grant of the license. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through September 30, 2017.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through September 30, 2017.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2017 or December 31, 2016.

9. Related Party Transactions

During the three and nine months ended September 30, 2016, the Company reimbursed an entity related to one of its stockholders for shared office space and office related expenses. The total amount charged to the Company was approximately $86 and $213 in the three and nine months ended September 30, 2016, respectively.  Effective January 1, 2017, the Company entered into an assignment agreement to assume the operating lease for its office space in Cambridge, Massachusetts, and accordingly, the Company was not required to reimburse the related party during the three and nine months ended September 30, 2017.

During the three and nine months ended September 30, 2016 and the nine months ended September 30, 2017, the Company executed promissory notes with stockholders (See Note 5).

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

Company Overview

We are a biopharmaceutical company acquiring and developing novel therapeutics at the leading edge of cancer biology. Our approach is designed to target compelling tumor-promoting and immuno-oncology pathways to generate durable clinical benefit and enhanced outcomes for patients. Our programs are monoclonal antibodies that target key cellular pathways that enable cancer to grow and spread and specific mechanisms that activate the body’s immune system to identify and attack cancer. Our two clinical stage programs are:

•    DKN-01:  A monoclonal antibody targeting Dickkopf-related protein 1, or DKK1. DKK1 is a protein that regulates the Wnt signaling pathways, and has an important role in tumor cell signaling and in mediating an immuno-suppressive tumor microenvironment. DKN-01 has been engineered to bind to DKK1 and to generate an anti-tumor effect through altering the Wnt signaling pathways and the immune tumor microenvironment. We are testing DKN-01 in ongoing clinical trials in patients with esophagogastric cancer and biliary tract cancer. We have studied DKN-01 as a monotherapy in patients with non-small cell lung cancer. Based on the patient responses and clinical benefit in these trials, we are also studying or planning to study DKN-01 in patients with Wnt pathway alterations with gastric cancer, hepatocellular carcinoma, or endometrial cancer, and in combination with immune checkpoint inhibitors, such as Merck’s KEYTRUDA ® (pembrolizumab) or Roche’s TECENTRIQ ® (atezolizumab).

•    TRX518:  A monoclonal antibody targeting the glucocorticoid-induced tumor necrosis factor-related receptor, or GITR, a receptor found on the surface of a wide range of immune cells. TRX518 has been specifically engineered to enhance the immune system’s anti-tumor response by activating GITR signaling, or GITR agonism, to activate tumor fighting white blood cells, or T effector cells, and decrease the activity of potentially tumor-protective white blood cells, or T regulatory cells, without causing the immune cells to be destroyed. We believe GITR is an ideal immune system agonist target through this two-pronged approach of stimulating an anti-tumor response and reducing immune suppression. We are conducting two clinical trials of TRX518 in patients with advanced solid tumors and have evidence of biomarker modulation and clinical activity. Based on the results seen in these trials, we are planning to evaluate the combination of TRX518 with a chemotherapy, gemcitabine, and in combination with immune checkpoint inhibitors in patients with advanced solid tumors.

We intend to apply our extensive experience identifying and developing transformational products to aggressively develop these antibodies and build a pipeline of programs that has the potential to change the practice of cancer medicine.

Recent Developments

During the three month period ended September 30, 2017, we made progress with the clinical development of our product candidates:

DKN-01:

•      Announced updated clinical efficacy data from the P102 clinical trial evaluating DKN-01 in combination with paclitaxel in patients with advanced relapsed or refractory esophagogastric cancer. The recent data indicated that 26% of patients on combination therapy had a partial response. When analyzed by prior taxane experience, patients had a response rate of 40.9% and 12.5%, a disease control rate of 72.7% and 45.8%, and a median progression-free survival of 17.0 and 9.7 weeks, in taxane-naïve patients and taxane-experienced patients, respectively. A patient on DKN-01 monotherapy achieved a partial response by central imaging analysis and has been on therapy for over 1 year. Enrollment in the study continues.

•      Announced a collaborative-group sponsored study with the European Organisation for Research and Treatment of Cancer (EORTC) and Roche to evaluate DKN-01 in combination with TECENTRIQ ® (atezolizumab), a PD-L1 antagonist, ± paclitaxel in patients with advanced esophagogastric cancer or biliary tract cancer.

•      Filed an IND application with the FDA to initiate a clinical trial of DKN-01 in patients with gynecological malignancies, a population known to have a high frequency of Wnt pathway mutations.

TRX518:

•      Announced clinical data from the 003 repeat-dose clinical trial evaluating TRX518 monotherapy in patients with advanced solid tumors. The Part B expansion cohort has been fully enrolled and as of August 31 2017, 50% of patients experienced a best response of stable disease, 25% had progressive disease, and 25% were non-evaluable for response. Patient follow-up, biopsy, and biomarker analysis are ongoing. Signs of pharmacodynamic activity including CD8+ T cell activation have been observed.

•      Announced the first combination study evaluating TRX518 in combination with a chemotherapy, gemcitabine, or in combination with immune checkpoint inhibitors in patients with advanced solid tumors.

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Direct research and development by program:
DKN-01 program	$4,821	$1,994	$12,413	$10,159
TRX518 program	1,981	3,665	5,674	5,711

Total research and development expenses	$6,802	$5,659	$18,087	$15,870
Australian research and development incentives	$961	$—	$1,852	$—

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

Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2017, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 31, 2017 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•            accrued research and development expenses

•            research and development incentive receivable; and

•            stock-based compensation

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)
Operating expenses:
Research and development	$6,802	$5,659	$1,143
General and administrative	1,780	1,369	411
Total operating expenses	8,582	7,028	1,554
Loss from operations	(8,582)	(7,028)	(1,554)
Interest income (expense)	19	(2)	21
Interest expense - related party	—	(380)	380
Australian research and development incentives	961	—	961
Foreign currency gains	787	133	654
Net loss	$(6,815)	$(7,277)	$462

Research and Development Expenses

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Direct research and development by program:
DKN-01 program	$4,821	$1,994	$2,827
TRX518 program	1,981	3,665	(1,684)
Total research and development expenses	$6,802	$5,659	$1,143
Australian research and development incentives	$961	$—	$961

Research and development expenses were $6.8 million for the three months ended September 30, 2017, compared to $5.7 million for the three months ended September 30, 2016. The increase of $1.1 million was primarily due to an increase of $1.1 million in clinical trial costs, an increase of $0.2 million in consulting fees associated with research and development activities and an increase in rent expense of $0.1 million due to our use of a research laboratory.  These increases were partially offset by a decrease of $0.3 million in manufacturing costs related to clinical trial material.

General and Administrative Expenses

General and administrative expenses were $1.8 million for the three months ended September 30, 2017, compared to $1.4 million for the three months ended September 30, 2016. The increase of $0.4 million in general and administrative expenses was primarily due to an increase of $0.6 million of stock based compensation expense and an increase of $0.3 million in payroll and other related expenses due to an increase in headcount related to general and administrative full time employees for the three months ended September 30, 2017 as compared to the same period in 2016.  These increases were partially offset by a $0.5 million decrease in legal, audit and consulting fees associated with corporate and business development activities.

Interest Income

We recorded an immaterial amount of interest income for both the three months ended September 30, 2017 and 2016.

Interest Expense—Related Party

We recorded interest expense—related party of $0 for the three months ended September 30, 2017 compared to $0.4 million for the three months ended September 30, 2016 related to borrowings under our note payable—related party.   On January 20, 2017, in connection with and prior to the completion of the merger with Macrocure, the outstanding note payable and accrued interest was converted into 1,950,768 shares of common stock.

Australian Research and Development Incentives

We recorded R&D incentive income of $1.0 million in the three months ended September 30, 2017, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.  We did not record any R&D incentive income during the three months ended September 30, 2016.

We perform certain supporting research and development activity outside of Australia when there are no Australian facilities that support the activity (“Overseas research and development activities”).  In October 2017, the Commonwealth of Australia issued us a favorable ruling on our Overseas research and development activities, considering such activities to be eligible research and development activities under the Australian Incentive Program.  As such, we recorded R&D incentive income during the three months ended September 30, 2017 for our Overseas research and development activities performed during the year ended December 31, 2016 and the six months ended June 30, 2017, of $0.3 million and $0.4 million, respectively.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the consolidated balance sheets.

During the three months ended September 30, 2017, we received $3.2 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the 2016 research and development activities of our Australian subsidiary, HCP Australia.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Operating expenses:
Research and development	$18,087	$15,870	$2,217
General and administrative	7,719	3,495	4,224
Total operating expenses	25,806	19,365	6,441
Loss from operations	(25,806)	(19,365)	(6,441)
Interest income	118	2	116
Interest expense - related party	(121)	(722)	601
Australian research and development incentives	1,852	—	1,852
Foreign currency gains	823	184	639
Net loss	$(23,134)	$(19,901)	$(3,233)

Research and Development Expenses

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Direct research and development by program:
DKN-01 program	$12,413	$10,159	$2,254
TRX518 program	5,674	5,711	(37)
Total research and development expenses	$18,087	$15,870	$2,217
Australian research and development incentives	$1,852	$—	$1,852

Research and development expenses were $18.1 million for the nine months ended September 30, 2017, compared to $15.9 million for the nine months ended September 30, 2016.  The increase of $2.2 million was primarily due to an increase of $1.8 million in stock based compensation expense and an increase of $2.2 million in clinical trial costs.  Additionally, rent expense increased $0.4 million due to our use of a research laboratory.  These increases were partially offset by a decrease of $1.6 million in manufacturing costs related to clinical trial material, a decrease of $0.3 million in consulting fees associated with research and development activities and a decrease of $0.3 million in payroll and other related costs due to a decrease in headcount in our research and development full time employees.

General and Administrative Expenses

General and administrative expenses were $7.7 million for the nine months ended September 30, 2017, compared to $3.5 million for the nine months ended September 30, 2016. The increase of $4.2 million in general and administrative expenses was primarily due to an increase of $3.1 million of stock based compensation expense, an increase of $1.0 million in payroll and other related expenses due to an increase in headcount related to general and administrative full time employees for the nine months ended September 30, 2017 as compared to the same period in 2016 and an increase in rent expense of $0.1 million.

Interest Income

We recorded interest income of $0.1 million for the nine months ended September 30, 2017 compared to an immaterial amount for the nine months ended September 30, 2016.  Interest income consists of interest earned on cash equivalents held during the nine months ended September 30, 2017.

Interest Expense—Related Party

We recorded interest expense—related party of $0.1 million for the nine months ended September 30, 2017 compared to $0.7 million for the nine months ended September 30, 2016, respectively, related to borrowings under our note payable—related party.   The decrease was due to the conversion of our outstanding note payable and accrued interest into 1,950,768 shares of common stock in connection with our merger with Macrocure in January 2017.

Australian Research and Development Incentives

We recorded R&D incentive income of $1.9 million for the nine months ended September 30, 2017, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material. We did not record any R&D incentive income for the nine months ended September 30, 2016.

We perform certain supporting research and development activity outside of Australia when there are no Australian facilities that support the activity (“Overseas research and development activities”).  In October 2017, the Commonwealth of Australia issued us a favorable ruling on our Overseas research and development activities, considering such activities to be eligible research and development activities under the Australian Incentive Program.  As such, we recorded $0.3 million of R&D incentive income during the nine month period ended September 30, 2017 for our Overseas research and development activities performed during the year ended December 31, 2016.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the consolidated balance sheets.

During the nine months ended September 30, 2017, we received $3.2 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the 2016 research and development activities of our Australian subsidiary, HCP Australia.

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

As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2011. For the year ended December 31, 2016, we reported a net loss of $25.6 million, and had an accumulated deficit of $100.7 million at December 31, 2016.  For the nine months ended September 30, 2017, we reported a net loss of $23.1 million, and had an accumulated deficit of $123.8 million at September 30, 2017.

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

Additional funding may not be available at the time needed on commercially reasonable terms, if at all. As of September 30, 2017, we had cash and cash equivalents of $14.2 million. The foregoing matters give rise to a substantial doubt about our ability to continue as a going concern for one year after our financial statements have been issued. We will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If we do not obtain additional funding or development program cost-sharing, we will be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which would adversely affect our business prospects. The inability to obtain funding, as and when needed, would have a negative impact on our financial condition and ability to pursue our business strategies.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(15,768)	$(18,040)
Cash used in investing activities	(64)	(136)
Cash provided by financing activities	29,868	18,900
Effect of exchange rate changes on cash and cash equivalents	(626)	(164)
Net increase in cash and cash equivalents	$13,410	$560

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2017 was primarily related to our net loss from the operation of our business of $23.1 million and net changes in working capital, partially offset by noncash stock-based compensation expense of $4.9 million and noncash interest expense — related party of $0.1 million.

Net cash used in operating activities for the nine months ended September 30, 2016 was primarily related to our net loss from the operation of our business of $19.9 million including expenses incurred for the development of DKN-01 and TRX518, partially offset by changes in working capital, partially offset by noncash charges and noncash expenses of $0.8 million, including $0.7 million of noncash interest — related party.

Investing Activities.    Net cash used in investing activities during the nine months ended September 30, 2017 and 2016 was related to purchases of equipment.

Financing Activities.    Net cash provided by financing activities for the nine months ended September 30, 2017 consisted of $21.2 million in proceeds from the issuance of common stock in connection with the merger with Macrocure, $10.0 million in proceeds from the issuance of common stock to existing shareholders and $0.8 million in proceeds from notes payable—related party, partially offset by payments of $2.1 million for deferred offering costs.

Net cash provided by financing activities for the nine months ended September 30, 2016 consisted of $18.9 million from the issuance of notes payable—related party.

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

As of September 30, 2017, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of September 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three and nine months ended September 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2011. For the year ended December 31, 2016, we reported a net loss of $25.6 million, and had an accumulated deficit of $100.7 million at December 31, 2016.  For the nine months ended September 30, 2017, we reported a net loss of $23.1 million, and had an accumulated deficit of $123.8 million at September 30, 2017.

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

Our management as of September 30, 2017 has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our financial statements for the quarter ended September 30, 2017 were prepared assuming that we will continue as a going concern.  The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management concluded as of September 30, 2017 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our financial statements have been issued.

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

Our operations have consumed substantial amounts of cash since inception. As of September 30, 2017, we had cash and cash equivalents of $14.2 million.  We expect to continue to spend substantial amounts to advance the clinical development of DKN-01 and TRX518.  We will require additional capital for the further development. If we are unable to raise capital when needed or at all, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index immediately prior to the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

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

101 ±

The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and September 30, 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and September 30, 2016, (iv) Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit) at September 30, 2017 and December 31, 2016 (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

LEAP THERAPEUTICS, INC.

Date:	November 13, 2017	By:	/s/ Christopher K. Mirabelli, Ph.D.
Christopher K. Mirabelli, Ph.D.
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	November 13, 2017	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
Chief Financial Officer, General Counsel, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)