Form 10-K
period 2017-12-31
LEAP THERAPEUTICS, INC.
filed 2018-02-23
CIK 1509745

Use these links to rapidly review the document

PART III
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-37990

LEAP THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	27-4412575 (I.R.S. Employer Identification No.)
47 Thorndike Street, Suite B1-1 Cambridge, MA (Address of principal executive offices)	02141 (Zip Code)

Registrant's telephone number, including area code (617) 714-0360

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC (Nasdaq Global Market)

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☒

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

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for such stock as reported on the NASDAQ Global Market on June 30, 2017, the last business day of the registrant's most recently completed second quarter, was: $21.5 million.

          As of February 21, 2018 there were 12,354,014 shares of the registrant's common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the registrant's definitive proxy statement for its 2018 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the registrant's definitive proxy statement for its 2018 Annual Meeting of Stockholders that are expressly incorporated by reference into this Annual Report on Form 10-K, such proxy statement shall not be deemed filed as part of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" or the negative of such terms or other comparable terminology. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ability and plan to develop and commercialize DKN-01 and TRX518; status, timing and results of pre-clinical studies and clinical trials; the potential benefits of DKN-01 and TRX518; the timing of our development programs and seeking regulatory approval of DKN-01 and TRX518; our ability to obtain and maintain regulatory approval; our estimates of expenses and future revenues and profitability; our estimates regarding our capital requirements and our needs for additional financing; our estimates of the size of the potential markets for DKN-01 and TRX518; our ability to attract collaborators with acceptable development, regulatory and commercial expertise; the benefits to be derived from any collaborations, license agreements, and other acquisition efforts, including those relating to the development and commercialization of DKN-01 and TRX518; sources of revenues and anticipated revenues, including contributions from any collaborations or license agreements for the development and commercialization of products; our ability to create an effective sales and marketing infrastructure if we elect to market and sell DKN-01 and TRX518 directly; the rate and degree of market acceptance of DKN-01 and TRX518; the timing and amount of reimbursement for DKN-01 and TRX518; the success of other competing therapies that may become available; the manufacturing capacity for DKN-01 and TRX518; our intellectual property position; our ability to maintain and protect our intellectual property rights; our results of operations, financial condition, liquidity, prospects, and growth and strategies; the industry in which we operate; and the trends that may affect the industry or us.

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

 PART I

BUSINESS

Corporate Information

        We were incorporated in the state of Delaware as Dekkun Corporation on January 3, 2011 and changed our name to HealthCare Pharmaceuticals, Inc. effective May 29, 2014, and then to Leap Therapeutics, Inc. effective November 16, 2015. During 2015, HealthCare Pharmaceuticals Pty Ltd ("HCP Australia") was formed and is our wholly owned subsidiary.

        On December 10, 2015, we entered into a merger agreement with GITR Inc. ("GITR"), an entity under common control, whereby a wholly owned subsidiary was merged with GITR and the surviving name of the wholly owned subsidiary was GITR Inc.

        On August 29, 2016, we entered into a definitive merger agreement with Macrocure Ltd. ("Macrocure"), a publicly held, clinical-stage biotechnology company based in Petach Tikva, Israel, and M-Co Merger Sub Ltd. ("Merger Sub"), a wholly owned subsidiary of the Company which provided for the merger of Macrocure with and into Merger Sub, with Macrocure continuing after the merger as a wholly owned subsidiary of the Company. In connection with the merger, we applied to be listed on the NASDAQ Global Market. NASDAQ approved the listing, and trading in our common stock commencing on January 24, 2017, under the trading symbol "LPTX". On February 1, 2017, Macrocure's name was changed to Leap Therapeutics Ltd.

        The mailing address of Leap's principal executive office is 47 Thorndike Street, Suite B1-1, Cambridge, MA 02141. Leap's telephone number is 617-714-0360. Leap's website address is www.leaptx.com (the information contained therein or linked thereto shall not be considered incorporated by reference in this Form 10-K).

Overview

        We are a biopharmaceutical company developing novel therapies designed to treat patients with cancer by inhibiting fundamental tumor-promoting pathways and by harnessing the immune system to attack cancer cells. Our strategy is to identify, acquire, and develop molecules that will rapidly translate into high impact therapeutics that generate durable clinical benefit and enhanced patient outcomes.

        Our two clinical stage programs are:

  •
  DKN-01:  A monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. DKK1 is a protein that regulates the Wnt signaling pathways and enables tumor cells to profilerate and spread, as well as suppresses the immune system from attacking the tumor. When DKN-01 binds to DKK1, an anti-tumor effect can be generated. DKN-01-based therapies have generated responses and clinical benefit in several patient populations. We are currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, biliary tract cancer, or gynecologic cancers and we are initiating a trial in hepatocellular carcinoma in 2018. We are focused on two parallel development strategies involving targeted patient populations with Wnt pathway alterations and as a combination with other cancer immunotherapy agents.

  •
  TRX518:  A monoclonal antibody targeting the glucocorticoid-induced tumor necrosis factor-related receptor, or GITR. GITR is a receptor found on the surface of a wide range of immune cells. GITR stimulation activates tumor fighting white blood cells and decreases the activity of potentially tumor-protective immunosuppressive cells. TRX518 has been specifically engineered to enhance the immune system's anti-tumor response by activating GITR signaling without causing the immune cells to be destroyed. We are conducting two clinical trials of TRX518 in patients with advanced solid tumors and have recently begun enrolling combination therapy arms utilizing TRX518 with gemcitabine chemotherapy or with cancer immunotherapies known as PD-1 antagonists.

        We intend to apply our extensive experience identifying and developing transformational products to aggressively develop these antibodies and build a pipeline of programs that has the potential to change the practice of cancer medicine.

Market

        Cancer is the general name for a group of more than 100 diseases in which cells grow and divide out of control. Over 14 million people in the United States have cancer. The National Cancer Institute, or NCI, estimated that approximately 1.6 million people developed cancer and that nearly 600,000 people died of cancer in 2016. While progress has been made from the War on Cancer to the Human Genome Project, and despite advances in early detection and new cancer cell targeted treatments, cancer generally remains an incurable disease.

Esophageal and Gastric Cancer (EGC)

        Esophageal and esophageal-gastric junction cancer, or EC, and gastric cancer, or GC, are malignancies of the upper digestive tract. The American Cancer Society, or ACS, estimates that there are about 17,000 new patients diagnosed in the United States with EC and 28,000 new patients with GC each year. The World Cancer Research Fund, or WCRF, estimates that there are over 450,000 EC patients and 950,000 GC patients diagnosed each year worldwide. EC patients have difficulty swallowing and often have pain while swallowing. Substantial weight loss can result from reduced appetite, poor nutrition and having an active cancer. Pain may be severe, occur almost daily, and be worsened by swallowing any form of food. The disruption of normal swallowing can lead to aspiration of food content, nausea, vomiting and an increased risk of pneumonia. The tumor itself may be irritable and bleed, which can either cause spitting up with blood or blood in the bowels. Compression of local structures in the esophagus occurs in advanced disease, leading to problems such as upper airway obstruction. Many people diagnosed with esophageal cancer or gastric cancer have late-stage disease, because people usually do not have significant symptoms until the tumor is fairly large. In advanced stages, the cancer frequently spreads into the liver or lungs. EC and GC patients have few treatment options, and patients have a 5-year survival rate of 18.8% and 30.6%, respectively. The frequently-used therapies in patients who have not had many previous courses of treatment have very low, typically less than 15%, objective response rates, defined as patients with a greater than 30% reduction in tumor volume as determined by the Response Evaluation Criteria in Solid Tumors, known as RECIST. Published data has demonstrated that paclitaxel monotherapy generated a response rate of between 5 and 9% in EC patients who had received prior chemotherapy and 16% when used in second-line patients only in patients with GC.

Biliary Tract Cancer

        Biliary tract cancer is a cancer that starts in the bile duct, a thin tube about 4 to 5 inches long that reaches from the liver to the small intestine. The major function of the bile duct is to move a fluid called bile from the liver and gallbladder to the small intestine, where it helps digest the fats in food. The Cholangiocarcinoma Foundation estimates that approximately 6,000 patients will be diagnosed with biliary tract cancer in the United States each year, with publications estimating that nearly 200,000 patients are diagnosed worldwide each year. The majority of biliary tract cancer cases are diagnosed with advanced stage disease with a 5-year survival rate of less than 10%. The standard treatment option for advanced patients is systemic chemotherapy and supportive care. Published data demonstrated that gemcitabine and cisplatin combination chemotherapy in patients with advanced biliary tract cancer generated a clinical benefit rate, representing patients with either an objective response or stable disease as determined by RECIST of 68.3% to 81.4%, median progression-free survival of 6 to 8 months, and median overall survival of 11.2 to 11.7 months.

Hepatocellular Carcinoma

        Hepatocellullar carcinoma, or HCC, is the major form of liver cancer. The National Cancer Institute estimates there will be approximately 40,000 cases of liver cancer in the U.S. this year with nearly 30,000 deaths. According to the American Cancer Society, more than 700,000 people are diagnosed with liver cancer each year throughout the world, accounting for more than 600,000 deaths each year. To date, very few effective treatment options for HCC patients exist and multityrosine-kinase inhibitors are the only available systemic therapies for the management of advanced cases with a survival benefit of only 3 months. HCC has a high frequency of activated Wnt/b-catenin signaling alterations estimated at 11-37% per The Cancer Genome Atlas and are associated with poor outcomes.

Gynecologic Cancers

        There are numerous forms of gynecologic cancers, but two of the largest types are cancers of the uterus or ovaries. According to the National Cancer Institute, there are more than 61,000 patients diagnosed with uterine cancer and 22,000 patients diagnosed with ovarian cancer each year in the United States. There are currently very few treatment options for these patients, typically consisting of chemotherapy, local radiation therapy, and hormonal agents and poor treatment outcomes. Patients with endometrioid cancers have a high frequency of b-catenin signaling alterations estimated at approximiately 30% of cases per The Cancer Genome Atlas and are often associated as driver mutations of rapid disease progression and poor outcomes.

Cancer Therapies and New Targets

        Older, established cancer therapies, or chemotherapies, target rapidly dividing cells. While chemotherapies can attack and kill cancer cells, these drugs also attack and destroy rapidly dividing non-cancer normal cells and, unfortunately, are associated with unwanted side effects. Even though outcomes can often be improved by giving a cancer patient two or more chemotherapies in combination, physicians and patients desire new drugs with greater efficacy and fewer side effects. Recently, a revolution in the understanding of cancer biology has generated compelling new anti-cancer targets that are based on fundamental mechanisms used by cancer cells to grow, spread, and survive, which are:

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

        The following table summarizes our current product pipeline and clinical studies.

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

        Recent publications have also demonstrated a role for DKK1 in maintaining an environment around a tumor that suppresses the immune system's ability to clear the tumor and to prevent metastasis. DKK1 has been shown to activate the suppressive effects of myeloid-derived suppressor cells, or MDSC, a type of white blood cell that can potently block other immune system cells. Other published data has shown that metastatic tumor cells with stem cell-like features avoid the immune system by overexpressing DKK1 and secreting it out of the cell. Secreted DKK1 can then down-regulate certain molecules on tumor cells known as natural killer cell activating ligands, or NK ligands, that would activate the immune system, causing these cancer cells to remain invisible to and evade the immune system. Additional data has shown that DKK1 is expressed by suppressive T cells known as regulatory T cells and is critical to their suppressive function. Through these multiple activities, research has shown that DKK1 helps protect the cancer cells from being targeted by the immune system.

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

        DKN-01 is a high affinity, neutralizing monoclonal antibody targeting DKK1. We have shown that DKN-01 reduces free DKK1 levels and has demonstrated an anti-tumor effect in preclinical models. DKN-01 is currently being tested in clinical trials for patients with EGC in combination with paclitaxel or pembrolizumab or as a monotherapy, in patients with biliary tract cancer in combination with gemcitabine and cisplatin, and in gynecologic malignancies in combination with paclitaxel or as a monotherapy. DKN-01 has previously been tested as a monotherapy in patients with NSCLC and in a pilot study in patients with multiple myeloma in combination with lenalidomide and dexamethasone.

Phase 1 Monotherapy Studies

First-in-human study

        Our first-in-human study of DKN-01 was a single ascending dose Phase 1 trial in patients with low bone density. DKN-01 was administered by intravenous infusion at doses from 7 mg to 300 mg and as a subcutaneous injection at a dose of 44 mg. Eight subjects were treated per cohort, five of whom received DKN-01 and three of whom received placebo, for a total of 48 subjects in six cohorts. There were no clinically significant safety signals observed with increasing doses of DKN-01 and all reported adverse events were mild in severity.

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

        We enrolled 32 patients in Parts A and B, 24 of whom were patients with NSCLC. DKN-01 was well tolerated with no dose limiting toxicities, or DLTs, or serious adverse events, or SAEs, that were deemed by the physician to be related to DKN-01 treatment or treatment-emergent adverse events or TEAEs, which lead to study discontinuation. All of the treatment-related adverse events were Grade 1 or Grade 2, the two lowest severity levels. TEAEs were generally those typically observed in cancer patients; and the most frequently reported treatment-related TEAEs were fatigue (25%) and nausea (9.4%).

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

P102—Esophagogastric Cancer (EGC)

        Published studies and our internal preclinical studies have demonstrated that the expression of DKK1 is more prominent in EC tissues when compared with the adjacent normal esophageal tissues. We believe that these studies support the hypothesis that DKK1 might be a key regulator in the progression of EC and a potential therapeutic target.

        We are conducting study P102, a multi-part Phase 1/2 study of DKN-01 as a monotherapy and in combination with paclitaxel or KEYTRUDA® (pembrolizumab) in advanced EGC patients, all of whom have had previous treatment with standard therapies. Many of these subjects have had multiple lines of prior therapy and/or rapidly growing tumors, representing a difficult to treat population. The study is intended to establish the safety and activity of DKN-01 as a monotherapy and in combination with paclitaxel or pembrolizumab and has the secondary endpoints of ORR, PFS, and OS.

        In Part A, we enrolled nine subjects in two cohorts to evaluate 150 mg and 300 mg of DKN-01 dosed every other week along with weekly paclitaxel at the standard dose. In Part B, we enrolled 20 subjects who received 300 mg of DKN-01 in combination with paclitaxel. Part C and Part D each will enroll patients with a specific subtype of EC, either adenocarcinoma or squamous cell carcinoma, respectively, up to a total of 60 patients, and will be treated with DKN-01 and paclitaxel. Part E may enroll up to 20 gastric cancer patients with genetically defined Wnt pathway alterations. Part F of the study will enroll approximately 67 patients, and will be tested in combination with pembrolizumab in patients that are naïve to or refractory to prior anti-PD-1/PD-L1 treatment. There is also a sub-study of DKN-01 as a monotherapy, which may enroll up to 40 patients.

        We have been collecting the results of our EGC study on an ongoing basis, and preliminary data has been presented at scientific and investor conferences. The data presented in late 2017 included 50 patients with advanced esophageal and gastroesophageal junction cancers who had received between 1 and 7 prior lines of therapy. The best overall response data for each patient are presented in a figure below. We have observed clinical activity of DKN-01 plus paclitaxel in these patients, as 26% of patients achieved a partial response and 34% patients achieved a best overall response of stable disease, representing a total disease control rate of 60%. When analyzed by prior taxane experience, patients had a response rate of 40.9% and 12.5%, a disease control rate of 72.7% and 45.8%, and a median progression-free survival of 17.0 and 9.7 weeks, in taxane-naïve patients and taxane-experienced patients, respectively. A patient on DKN-01 monotherapy, who had previously been treated with prior immunotherapies including anti-PD-L1 and an inhibitor of IDO, achieved a partial response by central imaging analysis and has been on therapy for over one year.

        We continue to enroll patients in the study, with a primary focus on Part F evaluating the combination of DKN-01 and KEYTRUDA® (pembrolizumab).

        One of our goals is to identify biomarkers or genetic alterations that could define a patient population more likely to respond to treatment with DKN-01. In the study to-date, four patients evaluated with genetic testing on pre-treatment biopsies were found to have activating/stabilizing mutations of beta-catenin, which is a molecule in the Wnt signaling pathway implicated in oncogenesis, metastasis, and immune suppression. Of these 4 patients, 2 achieved partial responses and 1 had prolonged stable disease. One patient had a response exceeding 2.5 years, of which 1.5 years was on DKN-01 monotherapy with continued reduction in the tumor burden.

        To-date, DKN-01-based therapies in EGC appear to be tolerable. There have been no new emerging safety concerns observed in this study. The majority of adverse events have been Grade 1 and 2 in severity.

        We believe that the results from this study support the continued development of DKN-01 in EGC patients in combination with chemotherapies and immune checkpoint inhibitors. Additional data from this study is expected starting in mid-2018.

P103—Biliary Tract Cancer

        We have initiated study P103, a two-part Phase 1/2 study of DKN-01 in combination with gemcitabine and cisplatin in patients with advanced biliary tract cancer. Patients enrolled in this study had not received prior therapy to treat their advanced or metastatic disease. We evaluated two dose levels, 150 mg and 300 mg, of DKN-01 in Part A, and then we selected the 300mg dose for further study in Part B.

        Preliminary data from this study were presented at the ASCO 2017 Annual Meeting. At the selected 300mg DKN-01 dose level, 7 of 22 evaluable patients (32%) experienced a partial response and 21 patients experienced a partial response or stable disease, representing a disease control rate of

96%. There were no reported DKN-01 related serious adverse events. The percentage change in target lesion measurements for each patient over time is depicted below.

        Preliminary data on progression-free survival (PFS) has been obtained from the Part A and initial Part B patients treated at the 300 mg DKN-01 dose level. The preliminary median PFS of DKN-01 combination therapy was 9.4 months, while PFS for standard of care agents has been reported at six to eight months. At the time of the analysis, a median overall survival was not yet reached. Part B of this study was expanded include an 24 additional patients to confirm the activity of the combination and to enhance biomarker collection and analysis. Mature efficacy data from this study will be calculated from the total cohort of 51 patients and is expected to be available in 2018.

        We believe that the results from this study support the continued development of DKN-01 in biliary tract cancer patients in combination with other anti-cancer agents, including chemotherapies and immune checkpoint inhibitors.

P204—Gynecologic Malignancies

        We have initiated study P204, a Phase 2 basket study of DKN-01 as a monotherapy and in combination with paclitaxel in patients with advanced endometrioid uterine, or EEC and endometrioid ovarian, or EOC cancers. The study consists of four dosing groups (depicted below) and will enroll up to 94 patients following a Simon 2-Stage design in each group. The primary objective in each independent study group is to determine the OR. Secondary objectives in each independent study group are to determine additional measurements of efficacy, such as OS and PFS, and to evaluate the safety of the study treatment regimen. These malignancies have a high percentage (~30%) of patients with mutations in the Wnt pathway. The study is designed to enroll at least 50% of patients whose tumors have predefined mutations in the Wnt pathway. Interim preliminary data anticipated in the second half of 2018.

P204 Study Groups	Planned n
Group 1: EEC DKN-01 mono	21
Group 2: EEC DKN-01 + pac	31
Group 3: EOC DKN-01 mono	21
Group 4: EOC DKN-01 + pac	21

Investigator-Initiated and Collaborative Group Studies

        As part of our strategy to advance the development of DKN-01 in a cost-effective manner and on a global basis, we intend to work with key opinion leaders and cooperative groups to initiate and conduct clinical trials in targeted patient populations and in combination with other therapies. We currently have established relationships for two investigator-initiated or collaborative group studies:

  DIAL-1—Hepatocellular Carcinoma

        An investigator-initiated Phase 1/2 study of DKN-01 as a monotherapy and in combination with sorafenib will be conducted in patients with hepatocellular carcinoma, a type of liver cancer that has a high percentage of patients with Wnt pathway alterations. The study will be led by principal investigators Markus Moehler, M.D., Ph.D, Professor of Gastrointestinal Oncology, and Jens Marquardt, M.D., Lichtenberg Professor for Molecular Hepatocarcinogenesis, Johannes-Gutenberg University in Mainz, Germany. In order to be eligible for this study, patients will be required to have documented activation of the Wnt pathway in tumor tissue through a predefined biomarker assay. The study includes dose escalation and dose expansion cohorts, evaluating a range of dose levels of DKN-01. The study will first evaluate patients on DKN-01 monotherapy until documented progression, and then will evaluate the combination of DKN-01 with sorafenib. The primary objective of the study is to establish the recommended Phase 2 dose of DKN-01 as a monotherapy and as a combination with sorafenib in patients with HCC through the evaluation of safety and tolerability. Additionally, the primary objective includes to assess the time to progression in treatment naïve patients with advanced HCC after treatment with DKN-01 monotherapy and in combination with sorafenib. This study is expected to enroll approximately 70 patients and begin enrolling patients in 1H-2018.

  DINAMIC—Esophagogastic and Biliary Tract Cancer

        The European Organisation for Research and Treatment of Cancer (EORTC) is planning to conduct a study that will evaluate DKN-01 in combination with atezolizumab (TECENTRIQ®) +/- paclitaxel in advanced esophagogastric malignancies and DKN-01 + atezolizumab in advanced biliary tract cancers. The study will enroll three cohorts, with Cohort 1 being DKN-01 in combination with atezolizumab and paclitaxel in advanced esophagogastric cancer, Cohort 2 being DKN-01 in combination with atezolizumab in advanced esophagogastric cancer, and Cohort 3 being DKN-01 in combination with atezolizimab in advanced biliary tract cancer. This study is expected to initiate in 2018.

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

Single Ascending Dose Monotherapy

        We are conducting study 001, a Phase 1 study of TRX518 as a monotherapy in adults with refractory solid tumors, initially to evaluate the safety of increasing single doses between 0.0001 mg/kg and 8.0 mg/kg and subsequently in later Study Parts to explore multi-dose therapy at q 2 week intervals at doses between 0.25 mg/kg to 1 mg/kg. Exploratory objectives include evaluating for immune system responses to tumor antigens and demonstrating evidence of biological activity. The single dose portion of the study has been completed.

        In the single-dose study, no maximum tolerated dose was reached for the single administration of TRX518, with few related treatment-emergent adverse events, all Grade 1 and 2, and no reported autoimmune events. We have observed doses where all the GITR receptors have been bound by TRX518, and this binding lasts for at least several days. We believe that binding at this level is essential to generating sufficient signaling and agonist activity. There have been signs of immune system activation and biological activity in some patients, including evidence of T regulatory cell modulation in the blood and in tumors. Initial biomarker data from this study was presented at the Society for Immunotherapy of Cancer (SITC) in November 2016 and at the American Association for Cancer Research 2017 Annual Meeting (shown below). We believe that the favorable profile and kinetics of TRX518 in this first-in-human, single-dose safety study enabled advancing development to multi-dose studies.

 Regulatory T Cells

Multiple Dose and Combination Studies

        We are conducting study 003, a multi-part, multiple dose Phase 1 study of TRX518 as a monotherapy or in combination in adults with advanced solid tumors. Part A of the study is designed to evaluate the safety of escalating doses of TRX518 between 1.0 mg/kg and 4.0 mg/kg. The initial three cohorts were administered as weekly doses to the patient over a three week cycle. Additional cohorts evaluated the strategy of using a larger initial dose and lower subsequent doses once every three weeks to patients. Part B is designed to be an expansion cohort of up to 20 patients that will use the preferred dosing strategy identified during Part A. Additional objectives include evaluating for objective responses, survival, and demonstrating evidence of immune system activity.

        The dose escalation phase, Part A, was completed, and Part B has finished enrolling patients. As of August 31 2017, 50% of patients experienced a best response of stable disease, 26% had progressive disease, and 24% were non-evaluable for response. Multiple patients had reductions in tumor burden, and some patients had durable stable disease up to ~8 months on TRX518 monotherapy. Individual patient durations on study are depicted in the figure below. Signs of pharmacodynamic activity including CD8+ T cell activation have been observed. Patient follow-up, biopsy, and biomarker analysis are ongoing, and data is expected to be available in Q2 2018.

 Stable Disease Achieved in 50% of Patients on TRX518

        The study was amended to include Study Parts C, D, and E, that evaluate TRX518 in combination with gemcitabine chemotherapy or in combination with KEYTRUDA® (pembrolizumab) or Opdivo® (nivolumab), anti-PD-1 therapies marketed by Merck (known as MSD outside the United States and Canada) and Bristol-Myers Squibb, respectively.

        The combination arms evaluating TRX518 with gemcitabine includes both dose escalation and dose confirmation cohorts and are designed to evaluate the safety, pharmacokinetics/pharmacodynamics, and efficacy of the combination. This combination study part will enroll patients who have metastatic or locally advanced, incurable solid malignancies for which gemcitabine is clinically appropriate (e.g., non-small cell lung, breast, ovarian, pancreatic, and renal cancer) and will enroll approximately 32 patients.The combination arms evaluating TRX518 with pembrolizumab or nivolumab includes both dose escalation and dose confirmation cohorts and are designed to evaluate the safety, pharmacokinetics/pharmacodynamics, and efficacy of the combinations. The study will enroll patients who have received treatment with pembrolizumab or nivolumab for ≥4 months with a best response of stable disease and plans to continue treatment in accordance with package insert; or are not currently taking, but eligible for treatment with, pembrolizumab or nivolumab in accordance with the approved indications for each. The TRX518 + PD-1 antagonist studies will each enroll approximately 32 patients.

        These combination arms are open for enrollment and interim data is expected to be available in the second half of 2018.

Intellectual Property

        We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining and defending patent rights. We also rely on confidential know-how that may be important to the development of our business. We protect our confidential know-how as trade secrets and through confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors and others. We additionally expect to rely on regulatory protection afforded through data exclusivity as well as patent term extensions, where available.

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

        Our ability to prevent third parties from making, using, selling, offering to sell or importing competing products to ours, including a competitor to either of DKN-01 or TRX518, depends on the validity, enforceability and/or scope of our patents. We have several patents and patent applications relating to each of DKN-01 and TRX518 and their therapeutic uses, and possess substantial know-how relating to the development and commercialization of DKN-01 and TRX518. We cannot be sure that any of our pending patent applications or future patent filings will lead to the issuance of new patents, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be adequate to protect our market.

        We plan on pursuing in-licensing opportunities to develop, strengthen and maintain our proprietary position in our field. We expect to use trademark protection for our products as they are marketed.

Patents

        We exclusively license from Eli Lilly and Company, or Lilly, rights under 20 issued patents and 6 pending patent applications, all of which belong to the same patent family. The patents and applications in this patent family are directed to the composition of matter and use of DKN-01, and include (i) one issued U.S. Patent, (ii) issued patents in the following jurisdictions: Australia, Canada, China, Eurasia, Europe, Gulf Cooperation Council, India, Israel, Japan, Lebanon, Macao, Mexico, New Zealand, Pakistan, Singapore, South Africa, Taiwan, Ukraine and South Korea and (iii) pending applications in the following jurisdictions: Argentina, Brazil, Europe, Hong Kong, Venezuela and Thailand. The standard 20-year term for patents in this family would expire in 2030. The U.S. patent will expire 87 days after the standard term due to patent term adjustment. Patent term extensions for delays in marketing approval may also extend the terms of patents in this family.

        We own one pending international application filed under the Patent Cooperation Treaty (PCT) directed to the use of a biomarker in patients receiving DKN-01 therapy. The PCT is an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the member states. Although a PCT application is not itself examined and cannot issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. Any patents that may issue in the United States based on the pending PCT Application will expire in 2037, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act. Any patents issued in foreign jurisdictions will likewise expire in 2037.

        We own 55 patents and 11 pending patent applications relating to TRX518 and uses thereof. The patents and applications primarily fall into two families. The standard 20-year term for U.S. patents in the first family would expire in 2026 and in the second family would expire in 2028 provided that all maintenance fee payments are timely paid and no terminal disclaimers are filed. Patent term extensions for delays in marketing approval may also extend the terms of patents in these two families. The various patent applications and patents covering TRX-518 include claims directed to compositions of matter (antibodies and antigen-binding fragments), pharmaceutical compositions, methods for inducing or enhancing an immune response, methods of treating a subject having a cancerous tumor, combination therapies, and uses of antibodies and antigen-binding fragments. Patent applications and patents claiming these subject matters have been filed and/or granted in the following jurisdictions: United States, Australia, Canada, Europe (Austria, Belgium, Denmark, Finland, France, Germany,

Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, United Kingdom), Hong Kong, India and Japan.

Patent Term

        The base term of a U.S. patent is 20 years from the filing date of the earliest-filed non-provisional patent application from which the patent claims priority. The term of a U.S. patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the United States Patent and Trademark Office (USPTO). In some cases, the term of a U.S. patent is shortened by a terminal disclaimer that reduces its term to that of an earlier-expiring U.S. patent.

        The term of a U.S. patent may be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act or Hatch-Waxman Amendment, to account for at least some of the time a product is under development and regulatory review after the patent is granted. With regard to a product for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of protection of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved product, an FDA-approved method of treatment using the product, and/or a method of manufacturing the FDA-approved product. The extended protection cannot exceed the shorter of five years beyond the non-extended expiration of the patent or 14 years from the date of the FDA approval of the product. Some foreign jurisdictions, including Europe, have patent extension provisions (e.g., supplementary protection certificates), which allow for extension of the protection of a patent that covers a drug approved by the applicable foreign regulatory agency. In the future, if and when each of DKN-01 or TRX518 receives FDA approval, we expect to apply for patent term extension to extend the protection of one of our U.S. patents covering DKN-01, or its use, and one of our U.S. patents covering TRX518, its use, or a method of manufacturing this product. We also may pursue extensions in foreign jurisdictions where applicable.

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

        The term of the Lilly Agreement began on January 3, 2011 and, unless earlier terminated pursuant to the termination provisions described below, will continue on a country-by-country basis until we have no remaining royalty or other payment obligations in a specific country. Upon expiration in a given country, the licenses granted with respect to such country shall become fully paid up, perpetual and irrevocable.

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

        Moreover, the enacted Drug Quality and Security Act, or DQSA, imposes obligations on manufacturers of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, will be required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers must also verify that purchasers of the manufacturers' products are appropriately licensed. Further, under this legislation, manufactures will have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences of death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are and will be imposed through this legislation on other companies within the biopharmaceutical product supply chain, such as distributors and dispensers.

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

Research and Development Expenses

        Our total research and development expenses were $22.5 million and $23.3 million, during the years ended December 31, 2017 and 2016, respectively. See Part II—Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for additional detail regarding our research and development activities.

Employees

        As of February 21, 2018, we had 22 employees, including 20 full-time employees and 2 part time employees. We also use the services of consultants on a regular basis. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our employee relations to be good.

Web Availability

        We make available free of charge through our website, www.leaptx.com, our Annual Report on Form 10-K, other reports that we file with the Securities and Exchange Commission and any amendments to the reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as certain of our corporate governance policies, including the charters for the audit, compensation and nominating and governance committees of our board of directors and our code of ethics and corporate governance guidelines. We make these reports available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information contained on, or that can be accessed through our website is not a part of or incorporated by reference into this Annual Report on Form 10-K. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us at: Leap Therapeutics, Inc. c/o Investor Relations, 41 Thorndike Street, Suite B1-1, Cambridge, MA 02141.

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

        As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2011. For the year ended December 31, 2017, we reported a net loss of $29.7 million, and had an accumulated deficit of $130.4 million at December 31, 2017.

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

        As of December 31, 2017, we had federal, state and foreign net operating loss carryforwards of $81.6 million, $63.5 million and $70.0 million, respectively, which begin to expire in 2036. We may be able to utilize our net operating loss carryforwards to reduce future federal and state income tax liabilities. However, these net operating losses are subject to various limitations under Section 382 of the U.S. Internal Revenue Code of 1986, as amended ("IRC"). In accordance with Section 382 of the IRC, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company's ability to utilize its net operating loss carryforwards that were created during tax periods prior to the change in ownership. A change in ownership may result from the issuance of common or preferred shares of the Company, among other events.

We rely on a Research & Development Incentive program to finance our operations in Australia, which could be amended or changed.

        We have also financed our business operations through R&D Incentive income. The research and development tax incentive is one of the key elements of Australian Government's support for Australia's innovation system and if eligible, provides the recipient with a refundable tax offset for research and development activities. For the year ended December 31, 2017 we recorded research and development incentive income receivable of $1.7 million, representing the applicable percentage of our expected eligible expenses net of our current Australia tax liability. For the 2017 financial year, the refundable research and development rate was 43.5% of eligible expenses rather than the 45% rate of our 2016 fiscal year. There are proposals to cap the total refundable payments to Australian $2 million on an annual basis. There can be no assurance that we will continue to qualify and be eligible for such incentives or that the Australian Government will continue to provide incentives, offset, grants and rebates on similar terms or at all.

A large majority of the Company's shares are held by a few stockholders, some of whom are affiliated with members of the Company's management and our board of directors. As these principal stockholders substantially control the Company's corporate actions, our other stockholders may face difficulty in exerting any influence over matters not supported by these principal stockholders.

        The Company's principal stockholders include HealthCare Ventures VIII, L.P., HealthCare Ventures IX, L.P. and HealthCare Ventures Strategic Fund, L.P. (the "Funds") and Eli Lilly and Company. Each of Christopher Mirabelli, our Chief Executive Officer, Douglas Onsi, our Chief Financial Officer, Augustine Lawlor, our Chief Operating Officer, John Littlechild, a director, and James Cavanaugh, a director, are affiliated with the Funds and may be deemed to have an indirect beneficial ownership interest in the stock owned by the Funds. As of February 21, 2018, these principal stockholders collectively owned approximately 65% of the Company's then outstanding shares of common stock. These stockholders, acting individually or as a group, may be able to exert control over matters such as electing directors, amending the Company's certificate of incorporation or bylaws, and approving mergers or other business combinations or transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders, elections of the Company's board of directors may be within the control of these stockholders. While all of the Company's stockholders are entitled to vote on matters submitted to the Company's stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders. As such, it would be difficult for stockholders to propose and have approved proposals not supported by these principal stockholders. There can be no assurance that matters voted upon by the Company's officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the Company's company. The stock ownership of the Company's principal stockholders may discourage a potential acquirer from seeking to acquire shares of the Company's common stock which, in turn, could reduce the Company's stock price or prevent the Company's stockholders from realizing a premium over the Company's stock price.

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

        As of February 21, 2018, we had 20 full-time employees and two part-time employees, of whom five hold Ph.D. degrees and one holds an M.D. degree. We will need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

        We rely on third-party contract research organizations, or CROs, to conduct, supervise, and monitor our preclinical and clinical trials for our product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business, because we may be delayed in completing or unable to complete the clinical trials required to support future approval of our product candidates, or we may not obtain marketing approval for or commercialize our product candidates in timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, then that could delay our product development activities and adversely affect our business.

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

        Our commercial success will depend in large part on our ability to obtain and maintain patent and other intellectual property protection in the U.S. and other countries with respect to our proprietary technology and products. We rely on patent, trade secret, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. We seek to protect our proprietary position by filing and prosecuting patent applications in the U.S. and abroad related to our novel technologies and products that are important to our business.

        The patent positions of biotechnology and pharmaceutical companies generally are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patents, including those patent rights licensed to us by third parties, are highly uncertain. The steps we or our licensors have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, both inside and outside the U.S. Further, the examination process may require us or our licensors to narrow the claims for our pending patent applications and those of our licensors, which may limit the scope of patent protection that may be obtained if these applications issue. The rights already granted under any of our currently issued patents or those licensed to us and those that may be granted under future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. If we or our licensors are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize technology and products similar or superior to ours, and our ability to successfully commercialize our technology and products may be adversely affected. It is also possible that we or our licensors will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection for them.

        With respect to patent rights, we do not know whether any of the pending patent applications will result in the issuance of patents that protect our technology or products, or if any of our or our licensors' issued patents will effectively prevent others from commercializing competitive technologies and products. Patents in the field of therapeutic monoclonal antibodies are frequently limited in scope based on the sequence of amino acids that form the antibody. A portion of our intellectual property portfolio is limited by the amino acid sequence of our product candidates. Other competing companies may have therapeutic antibodies to the same target as our product candidates that have a different amino acid sequence and as a result may not be determined to infringe on patents which are limited by amino acid sequence. Even for those patent applications which are defined by the target of a therapeutic antibody and not limited by an amino acid sequence, we cannot be certain that other companies with antibodies to these targets can otherwise avoid or overcome the claims in our intellectual property.

        Our pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we own or have licensed from third parties may be challenged in the courts, administrative agencies or patent offices in the U.S. and abroad. Such challenges may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection for our technology and products. Protecting against the unauthorized use of our or our licensors' patented technology, trademarks and other intellectual property rights is expensive, difficult and may in some cases not be possible. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult.

Our granted European patents for (i) TRX518 and its uses and (ii) anti-GITR agonist antibodies, including TRX518, in combination with a chemotherapeutic agent for treating cancer, each of which is of significant value to us, have been challenged in European Patent Office Opposition proceedings, and successful challenges could limit our future revenues.

        A patent covering TRX518 and its uses was granted to us by the European Patent Office. Three oppositions to this patent were filed by two major pharmaceutical companies and an individual, possibly on behalf of a major pharmaceutical company. Opposition proceedings took place in 2016, and the Opposition Division of the European Patent Office that decided the case issued an interlocutory decision indicating that our patent should be maintained with modified claims that are narrower than the claims as originally granted. Nonetheless, we believe that the claims deemed allowable by the Opposition Division still sufficiently cover TRX518 and its uses. Nonetheless, we have filed an appeal of the decision of the Opposition Division seeking to obtain broader claims that more closely reflect the claims as granted in the patent. We cannot assure you that our appeal will have any success. Should the decision of the Opposition Division stand in whole or in part, our ability to prevent competition in Europe or to license our intellectual property may be more limited or of lower value than under the broader claims we were originally granted, which could have an adverse effect on our business, financial condition and results of operations. In addition, the cost of the opposition appeal and any further proceedings could be material.

        In 2016, a patent covering the use of anti-GITR agonist antibodies, including TRX518, in combination with a chemotherapeutic agent for treating cancer was granted to us by the European Patent Office. In March 2017, notices of opposition to this patent were filed by ten different entities, including several major pharmaceutical companies. We cannot assure you that the Opposition Division will uphold the claims as granted and, if not, our ability to prevent competition in Europe or to license our intellectual property may be more limited, which could have an adverse effect on our business, financial condition and results of operations. In addition, the cost of the opposition and any further proceedings could be material.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.

        Our commercial success depends upon our ability to develop, manufacture, market and sell DKN-01 or TRX518. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to DKN-01 and/or TRX518, including interference, derivation, inter partes review or post-grant review proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party's intellectual property rights, we could be required to obtain a license from such third party to continue commercializing DKN-01 and/or TRX518. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing DKN-01 or TRX518. In addition, in any such proceeding or litigation, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing DKN-01 or TRX518 or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could also have a negative impact on our business.

        While DKN-01 and TRX518 are in pre-clinical studies and clinical trials in the United States, we believe that the use of DKN-01 and TRX518 in these preclinical studies and clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the U.S., which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As DKN-01 or TRX518 progresses toward commercialization, the possibility of a patent infringement claim against us may increase. We attempt to ensure that DKN-01 and TRX518, the methods we employ to manufacture them, as well as the methods for their use we intend to promote, do not infringe other parties' patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.

We may not be able to protect our intellectual property rights throughout the world.

        Filing, prosecuting and defending patents on DKN-01 or TRX518 and any future product candidates throughout the world could be prohibitively expensive, and our or our licensors' intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws and practices of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we and our licensors may not be able to prevent third parties from practicing our and/or our licensors' inventions in all countries outside the U.S., or from selling or importing products made using our and/or our licensors' inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and may export otherwise allegedly infringing products to territories where we or our licensors have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

        Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our or our licensors' patents or marketing of competing products in violation of our proprietary rights generally in those countries. Proceedings to enforce our and/or our licensors' patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our and our licensors' patents at risk of being invalidated, held unenforceable or interpreted narrowly and our and our licensors' patent applications at risk of not issuing and could provoke third parties to assert claims against us or our licensors. We or our licensors may not prevail in any lawsuits that we or our licensors initiate and the damages or other remedies awarded, if any, may not be commercially meaningful.

        The laws of certain foreign countries may not protect our rights to the same extent as the laws of the U.S., and these foreign laws may also be subject to change. For example, methods of treatment and manufacturing processes may not be patentable in certain jurisdictions, and the requirements for patentability may differ in certain countries, particularly developing countries. Furthermore, generic drug manufacturers or other competitors may challenge the scope, validity and/or enforceability of our or our licensors' patents, requiring us or our licensors to engage in complex, lengthy and costly litigation or other proceedings. Generic drug or biosimilar manufacturers may develop, seek approval for, and launch generic or biosimilar versions of our products. Many countries, including some European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities in those countries. Accordingly, our and our licensors' efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

Obtaining and maintaining our patent protection depends on compliance with various procedural requirements, document submissions, fee payments and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

        Periodic maintenance fees on any issued U.S. utility or foreign patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of the patent right in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, our competitive position could be adversely affected.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful and have a material adverse effect on the success of our business.

        Competitors may infringe our and/or our licensors' patents or misappropriate or otherwise violate our and/or our licensors' intellectual property rights. To prevent or stop infringement or unauthorized use, litigation may be necessary in the future to enforce and/or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others. Also, third parties may initiate legal proceedings against us or our licensors to challenge the validity, enforceability and/or scope of intellectual property rights we own or control. These proceedings can be expensive and time consuming. Many of our current and potential competitors have the ability to dedicate substantially greater resources to defend their intellectual property rights than we can. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, in an infringement proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question, or other grounds. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock.

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

        We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years. We will remain an "emerging growth company" until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the preceding three-year period and (d) the last day of our 2022 fiscal year containing the fifth anniversary of the date on which shares of our common stock became publicly traded in the U.S.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

        The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Beginning with this annual report, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

        Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

        Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our Common Stock, and could adversely affect our ability to access the capital markets.

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

Sales of a substantial number of shares of our common stock in the public market, including the resale of the shares of common stock issuable upon the exercise of the warrants that were issued in the private placement which we closed on November 14, 2017, could cause our stock price to fall.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Prior to the private placement financing, holders of an aggregate of 6,007,947 shares of our common stock had rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On November 14, 2017 in a private placement financing, we issued 2,958,094 shares of common stock and Warrants that are exercisable for an aggregate of 2,958,094 shares of common stock, subject to adjustment as provided in such Warrants. In connection with the closing of the private placement financing, we granted to all Purchasers the right, subject to certain conditions, to require us a file a resale registration statement covering the shares of common stock issued in the financing and the shares of common stock issuable upon exercise of the Warrants issued in the financing. We have registered 3,734,914 shares of these shares of common stock on a registration statement on Form S-3, which was declared effective by the SEC on December 15, 2017, and as a result these registered shares became generally available for immediate resale. Sales of such shares of common stock in the public market, including shares issuable upon exercise of the Warrants, or the perception that such sales might occur, could adversely affect the market price of our Common Stock, and the market value of our other securities, and could result in dilution to shareholders who hold our common stock.

        We also have registered all shares of common stock that we may issue under our equity compensation plans on Form S-8. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates under Rule 144 under the Securities Act.

        Further, the stockholders have approved the inclusion of a full ratchet anti-dilution feature as a term of the warrants. As a result, if we issue Common Stock, options or Common Stock equivalents at a price less than the exercise price of the warrants, subject to certain customary exceptions, the exercise price of the warrants will be reduced to that lower price. Such a decrease in exercise price may cause holders to exercise the warrants which could result in dilution to our existing stockholders at an accelerated rate.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

        In addition, we may issue additional shares of Common Stock or other equity or debt securities convertible into Common Stock in connection with a future financing, acquisition, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our stockholders and could cause our stock price to decline.

We may become obligated to pay liquidated damages if we fail to maintain effectiveness of the registration statement on Form S-3 for 3,734,914 shares of common stock that we filed in connection with the private placement.

        In accordance with the terms of the purchase agreements executed in connection with the private placement, the selling stockholders are entitled to receive liquidated damages upon the occurrence of a number of events relating to filing the Registration Statement, including maintaining an effective registration statement covering the securities being registered. The liquidated damages will be payable upon the occurrence of the event and each monthly anniversary thereof until cured. The amount of liquidated damages payable per 30-day period is equal to 1.0% of the purchase price paid by such Purchaser and may increase to 2.0% under certain circumstances, provided, however, the maximum aggregate liquidated damages payable to a Selling Stockholder is 10% of the aggregate purchase price paid by a Purchaser for the Shares and Warrants pursuant to the Purchase Agreement. We may also be responsible for the actual damages suffered by a Selling Stockholder in certain circumstances.

Our share price may be volatile, which could subject us to securities class action litigation and our stockholders could incur substantial losses.

        The market price of shares of our Common Stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

  •
  the results of clinical trials or development activities of our programs, or any future programs we may acquire;

  •
  actual or anticipated fluctuations in our financial condition and operating results;

  •
  failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

  •
  issuance of new or updated research or reports by securities analysts;

  •
  fluctuations in the valuation of companies perceived by investors to be comparable to us;

  •
  additions or departures of key management or other personnel;

  •
  disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

  •
  announcement or expectation of additional debt or equity financing efforts;

  •
  sales of our Common Stock by us, our insiders or our other stockholders; and

  •
  general economic and market conditions.

        These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of Common Stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general, and NASDAQ and emerging growth companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If in the future any of our stockholders brought a lawsuit against us, we could incur significant legal expenses, settlement costs or damage awards that are not covered by, or exceed the limits of, our available directors' and officers' liability insurance, which could adversely impact our financial condition, results of operations or cash flows. Such a lawsuit could also divert the time and attention of our management.

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

        Provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

  •
  permit our board of directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as it may designate;

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

  •
  require that the amendment of certain provisions of our certificate of incorporation relating to anti-takeover measures may only be approved by a vote of 66.67% (or, in certain limited circumstances, 75%) of our outstanding capital stock;

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

        A patent covering TRX518 and its uses was granted to us by the European Patent Office. Three notices of opposition to this patent were filed by two major pharmaceutical companies and an individual, possibly on behalf of a major pharmaceutical company. At the conclusion of the opposition proceedings in 2016, the Opposition Division of the European Patent Office that decided the case issued an interlocutory decision indicating that our patent should be maintained with modified claims that differ from the claims as originally granted. These claims cover the TRX518 antibody and uses of TRX518 in a method of enhancing an immune response in a subject. In July 2016, we filed an appeal of the decision of the Opposition Division seeking to obtain broader claims that more closely reflect the claims as granted in the patent. The Board of Appeal has not scheduled a date for the appeal hearing.

        In 2016, a patent covering the use of TRX518 in combination with a chemotherapeutic agent for treating cancer was granted to us by the European Patent Office. In March 2017, notices of opposition to this patent were filed by ten different entities, including several major pharmaceutical companies. We intend to vigorously defend the patent as granted through opposition proceedings. The Opposition Division has not scheduled a date for the opposition proceedings.

        Regardless of outcome, litigation or other legal proceedings can have an adverse impact on us because of enforcement, defense, and/or settlement costs, diversion of management resources, and other factors.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock, par value $0.001 per share, has been publicly traded on the NASDAQ Global Market under the symbol "LPTX" since January 24, 2017. Prior to that time, including fiscal year 2016, the period covered by this Annual Report on Form 10-K, there was no public market for our common stock. The table below provides the high and low intra-day sales prices of our common stock for the periods indicated, as reported by The NASDAQ Global Market.

	High	Low
Year ended December 31, 2017
Fourth quarter	$7.95	$4.91
Third quarter	7.95	4.90
Second quarter	9.36	5.40
First quarter (beginning on 1/23/2017)	16.62	5.02

        On February 21, 2018, the last reported sales price for our common stock on the NASDAQ Global Market was $6.49 per share.

Holders

        As of February 21, 2018, there were approximately 22 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        Information about securities authorized for issuance under our equity compensation plans is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Recent Sales of Unregistered Securities

        Set forth below is information regarding securities issued and options granted by us during the year ended December 31, 2017 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for any such shares, options and warrants and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

Pre-Merger Transactions

        During 2014, we issued a convertible promissory note to HealthCare Ventures VIII, L.P., HealthCare Ventures IX, L.P. and HealthCare Strategic Fund, L.P. and the note was thereafter amended on November 2, 2015, December 15, 2015, February 12, 2016, April 28, 2016, June 1, 2016, August 30, 2016, October 13, 2016, and January 5, 2017, such that the maximum principal amount available to us under the note was $31.75 million. The interest rate on the note was eight percent (8%) per annum, commencing to accrue with respect to any principal amount outstanding on the applicable drawdown date of such principal amount per its terms.

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

        On January 20, 2017, prior and subject to the consummation of the merger, we entered into a subscription agreement with HealthCare Ventures IX, L.P. ("HCV IX"), pursuant to which HCV IX purchased 1,010,225 shares of our common stock for $10.0 million, at a purchase price per share of $9.90.

PIPE Transaction

        On November 14, 2017, Leap entered into purchase agreements with certain existing and new institutional accredited investors and strategic partners pursuant to which, Leap, in a private placement, agreed to issue and sell to the purchasers an aggregate of 2,958,094 shares of unregistered Common Stock at a price per share of $6.085, and issued with each share a warrant (the "Warrants") to purchase one share of Common Stock at an exercise price of $6.085 with an exercise period expiring seven years after closing (the "Term"), for gross proceeds of approximately $18.0 million. If all of the Warrants are exercised at the Exercise Price during the Term, the Company will receive proceeds of approximately $18.0 million in cash and will issue an aggregate of 2,958,094 Warrant Shares. Leap sold the shares and the warrants to the purchasers in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

        Raymond James & Associates, Inc. and Ladenburg Thalmann & Co. Inc. acted as the placement agents for the private placement. Pursuant to the agreement with the placement agents, Leap agreed to pay the placement agents a fee equal to 2.2% of the aggregate gross proceeds from the private placement plus the reimbursement of certain expenses.

        The Company will use the net proceeds from the Private Placement for general corporate purposes. The offering raised gross proceeds to the Company in the amount of approximately $18.0 million and net proceeds in the amount of approximately $17.3 million, which is after deducting commissions to the placement agents and estimated expenses of approximately $0.7 million in the aggregate.

        Leap, on behalf of certain of the purchasers, registered for resale on a registration statement on Form S-3 (File No. 333-221968) 3,734,914 shares of Common Stock which included (i) 1,867,457 shares of the Common Stock issued on November 14, 2017 and (ii) an aggregate of 1,867,457 shares of the Common Stock issuable upon exercise of common stock purchase warrants issued on November 14, 2017.

Stock options

        In connection with the consummation of the merger, we adopted our Amended and Restated 2012 Equity Incentive Plan and our 2016 Equity Incentive Plan. The Amended and Restated 2012 Equity Incentive Plan amended and restated 2012 Equity Incentive Plan in its entirely. The shares subject to both plans have been registered on a registration statement on Form S-8.

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

Overview

        We were incorporated in the state of Delaware as Dekkun Corporation on January 3, 2011 and changed our name to HealthCare Pharmaceuticals, Inc. effective May 29, 2014, and then to Leap Therapeutics, Inc. effective November 16, 2015. During 2015, HealthCare Pharmaceuticals Pty Ltd ("HCP Australia") was formed and is our wholly owned subsidiary.

        On December 10, 2015, we entered into a merger agreement with GITR Inc. ("GITR"), an entity under common control, whereby a wholly owned subsidiary was merged with GITR and the surviving name of the wholly owned subsidiary was GITR Inc.

        On August 29, 2016, we entered into a definitive merger agreement with Macrocure Ltd. ("Macrocure"), a publicly held, clinical-stage biotechnology company based in Petach Tikva, Israel, and M-Co Merger Sub Ltd. ("Merger Sub"), a wholly owned subsidiary of the Company which provided for the merger of Macrocure with and into Merger Sub, with Macrocure continuing after the merger as a wholly owned subsidiary of the Company. In connection with the merger, the Company applied to be listed on the NASDAQ Global Market. NASDAQ approved the listing, and trading in the Company's common stock commenced on January 24, 2017, under the trading symbol "LPTX". On February 1, 2017, Macrocure's name was changed to Leap Therapeutics Ltd.

        We are a biopharmaceutical company developing novel therapies designed to treat patients with cancer by inhibiting fundamental tumor-promoting pathways and by harnessing the immune system to attack cancer cells. Our strategy is to identify, acquire, and develop molecules that will rapidly translate into high impact therapeutics that generate durable clinical benefit and enhanced patient outcomes.

        Our two clinical stage programs are:

  •
  DKN-01:  A monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. DKK1 is a protein that regulates the Wnt signaling pathways and enables tumor cells to profilerate and spread, as well as suppresses the immune system from attacking the tumor. When DKN-01 binds to DKK1, an anti-tumor effect can be generated. DKN-01-based therapies have generated responses and clinical benefit in several patient populations. We are currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, biliary tract cancer, or gynecologic cancers. We are focused on two parallel development strategies involving targeted patient populations with Wnt pathway alterations and as a combination with cancer immunotherapy.

  •
  TRX518:  A monoclonal antibody targeting the glucocorticoid-induced tumor necrosis factor-related receptor, or GITR. GITR is a receptor found on the surface of a wide range of immune cells. GITR stimulation activates tumor fighting white blood cells and decrease the activity of potentially tumor-protective immunosuppressive cells. TRX518 has been specifically engineered to enhance the immune system's anti-tumor response by activating GITR signaling without causing the immune cells to be destroyed. We are conducting two clinical trials of TRX518 in patients with advanced solid tumors and have recently begun enrolling combination therapy arms utilizing TRX518 in combination with gemcitabine chemotherapy or with cancer immunotherapies known as PD-1 antagonists.

        We intend to apply our extensive experience identifying and developing transformational products to aggressively develop these antibodies and build a pipeline of programs that has the potential to change the practice of cancer medicine.

        We have devoted substantially all of our resources to development efforts relating to our product candidates, including manufacturing and conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through proceeds from our sales of common stock and preferred stock and proceeds from the issuance of notes payable—related party.

        We have incurred net losses in each year since our inception in 2011. Our net loss was $29.7 million for the year ended December 31, 2017 and $25.6 million for the year ended December 31, 2016. As of December 31, 2017, we had an accumulated deficit of approximately $130.4 million. Our net losses have resulted primarily from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and have increasing operating losses for at least the next several years.

        We anticipate that our expenses will increase substantially as we:

  •
  continue the development of our product candidates, DKN-01, including the completion of Phase 1/2 clinical trial activities, and TRX518, including the completion of Phase 1 clinical trial activities;

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

        As of December 31, 2017, we had cash and cash equivalents of $25.7 million. We believe our existing cash and cash equivalents as of December 31, 2017, together with the anticipated receipt of $1.7 million of research and development tax incentive payments, representing the applicable percentage of our expected eligible expenses net of our current Australia tax liability, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from issuance of the financial statements included in this Annual Report on Form 10-K. See "—Liquidity and Capital Resources."

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

        We participate, through our subsidiary in Australia, in the Australian government's R&D Incentive program, such that a percentage of our eligible research and development expenses are reimbursed by the Australian government as a refundable tax offset and such incentives are reflected as other income. The percentage was 43.5% and 45.0% for the years ended December 31, 2017 and 2016, respectively.

        The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(in thousands)
Direct research and development by program:
DKN-01 program	$15,288	$13,679
TRX518 program	7,215	9,613

Total research and development expenses	$22,503	$23,292

Australian research and development incentives	$1,715	$3,129

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

Interest income

        Interest income consists primarily of interest income earned on cash and cash equivalents. Prior to 2017, our interest income was not significant due to nominal cash and investment balances and low interest earned on invested balances. During the year ended December 31, 2017, interest income was $0.2 million.

Interest expense—related party

        Interest expense consists of interest accrued on notes payable—related party that we issued during 2017 and 2016, the outstanding amounts of which were due on March 31, 2017. On January 20, 2017, prior and subject to the consummation of our merger with Macrocure, all of our notes payable and accrued interest were converted into 1,950,768 shares of common stock.

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

        Companies engaged in research and development may be eligible for either:

  •
  a 45% refundable tax offset for entities with an aggregated turnover of less than A$20 million per annum, (the legislative rate for the tax year commencing July, 1 2016 was reduced to 43.5%), or

  •
  a 40% non-refundable tax offset for all other entities (the legislative rate for the tax year commencing July, 1 2016 was reduced to 38.5%).

        We recognize as other income the amount we expect to be reimbursed for qualified expenses.

Foreign currency translation adjustment

        Foreign currency translation adjustment consists of gains (losses) due to the revaluation of foreign currency transactions attributable to changes in foreign currency exchange rates associated with our Australian subsidiary.

Income taxes

        Since our inception, we have not recorded any U.S. federal, state or foreign income tax benefits for the net losses we have incurred in each year, due to our uncertainty of realizing a benefit from those items. As of December 31, 2017, we had federal, state and foreign net operating loss carryforwards of $81.6 million, $63.5 million and $70.0 million, respectively. The federal and state net operating losses expire at various times through 2036, while the foreign net operating losses carryforward indefinitely. We may be able to utilize our net operating loss carryforwards to reduce future federal and state income tax liabilities. However, these net operating losses are subject to various limitations under Internal Revenue Code ("IRC") Section 382, which limits the use of net operating loss carryforwards to the extent there has been an ownership change of more than 50 percentage points. In addition, the net operating loss carryforwards are subject to examination by the taxing authorities and could be adjusted or disallowed due to such exams. Although we have not undergone an IRC Section 382 analysis, it is possible that the utilization of our net operating loss carryforwards may be limited.

        As of December 31, 2017, we also had federal and state research and development tax credit carryforwards of $1.8 million and $0.3 million, respectively, which begin to expire in 2031 and 2030, respectively.

        There is no provision for income taxes in the United States or Israel, because we have historically incurred operating losses and maintain a full valuation allowance against our deferred tax assets in these jurisdictions. The deferred tax asset recorded in the consolidated balance sheets relates to our Australian operations.

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Valuation of Warrant Liability

        In connection with the November 2018 private placement, we issued warrants to purchase our common stock. The warrants contain full ratchet anti-dilution protection provisions. We classify the warrants as a liability on our consolidated balance sheet because each warrant represents a freestanding financial instrument that, due to the potential variable nature of the exercise price, is not considered to be indexed to our own stock. The warrant liability was initially recorded at fair value upon completion of the private placement and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. We will continue to recognize changes in the fair value of the warrant liability until the warrants are exercised, expire or qualify for equity classification.

        We determine the fair value of the warrant liability, using a Monte Carlo simulation, which is a statistical method used to generate a defined number of share price paths to develop a reasonable estimate of the range of future expected share prices. We assess these assumptions and estimates at each reporting date as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the estimated probability of adjusting the exercise price of the warrants, the number of shares for which the warrants are exercisable, remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying common shares. We have historically been a private company and lack company-specific historical and implied volatility information of our shares. Therefore, we estimate expected share volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. We estimated a 0% expected dividend yield based on the fact that we have never paid or declared dividends and do not intend to do so in the foreseeable future. In general, the assumptions used in calculating the fair value of the warrant liability represent management's best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our warrant liability expense could be materially different in the future.

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

        We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years. We will remain an "emerging growth company" until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the preceding three-year period and (d) the last day of our 2022 fiscal year containing the fifth anniversary of the date on which shares of our common stock became publicly traded in the U.S. As of December 31, 2017, we remain an EGC.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

        The following tables summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Operating expenses:
Research and development	$22,503	$23,292	$(789)
General and administrative	9,849	4,012	5,837

Total operating expenses	32,352	27,304	5,048

Loss from operations	(32,352)	(27,304)	(5,048)
Interest income	170	2	168
Interest expense—related party	(121)	(1,233)	1,112
Australian research and development incentives	1,715	3,129	(1,414)
Foreign currency gains (loss)	759	(217)	976
Other expense	(55)	(9)	(46)

Loss before income taxes	(29,884)	(25,632)	(4,252)

Benefit from income taxes	157	—	157

Net loss	$(29,727)	$(25,632)	$(4,095)

Research and Development Expenses

	Year Ended December 31,
			Increase (Decrease)
	2017	2016
	(in thousands)
Direct research and development by program:
DKN-01 program	$15,288	$13,679	$1,609
TRX518 program	7,215	9,613	(2,398)

Total research and development expenses	$22,503	$23,292	$(789)

        Research and development expenses were $22.5 million for the year ended December 31, 2017, compared to $23.3 million for the year ended December 31, 2016. The decrease of $0.8 million was primarily due to a decrease of $5.8 million in manufacturing costs related to clinical trial material, a decrease of $0.2 million in consulting fees associated with research and development activities and a decrease of $0.1 million in payroll and other related expenses. These decreases were partially offset by an increase of $3.0 million in clinical trial costs, an increase of $1.8 million in stock based compensation expense and an increase of $0.5 million due to our use of a research laboratory.

General and Administrative Expenses

        General and administrative expenses were $9.8 million for the year ended December 31, 2017, compared to $4.0 million for the year ended December 31, 2016. The increase of $5.8 million in general and administrative expenses was primarily due to an increase of $3.8 million in stock based compensation expense and an increase of $1.1 million in payroll and other related expenses due to an increase in headcount related to general and administrative full-time employees during the year ended December 31, 2017 as compared to 2016. In addition, insurance costs increased $0.7 million in connection with becoming a public company in 2017, and there was an increase in rent expense and consulting fees associated with corporate and business development activities of $0.1 million and $0.1 million, respectively.

Interest Income

        We recorded interest income of $0.2 million for the year ended December 31, 2017, compared to an immaterial amount for the year ended December 31, 2016. The increase in interest income is primarily due to the increase in cash and cash equivalents during the year ended December 31, 2017 as compared to 2016.

Interest Expense—Related Party

        We recorded interest expense—related party of $0.1 million for the year ended December 31, 2017, compared to $1.2 million for the year ended December 31, 2016 related to borrowings under our note payable—related party. On January 20, 2017, in connection with and prior to the completion of the merger with Macrocure, the outstanding note payable and accrued interest was converted into 1,950,768 shares of common stock.

Australian Research and Development Incentives

        We recorded R&D incentive income of $1.7 million and $3.1 million for the years ended December 31, 2017 and 2016, respectively, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, net of our Australia tax liability, which expenses included the cost of manufacturing of clinical trial material.

        We perform certain supporting research and development activity outside of Australia when there are no Australian facilities that support the activity ("Overseas research and development activities"). In October 2017, the Commonwealth of Australia issued us a favorable ruling on our Overseas research and development activities, considering such activities to be eligible research and development activities under the Australian Incentive Program. As such, we recorded $0.7 million of R&D incentive income during the year ended December 31, 2017 for our Overseas research and development activities performed during the year ended December 31, 2016.

        During the year ended December 31, 2017, we received $3.2 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the 2016 research and development activities of our Australian subsidiary, HCP Australia.

        The remaining R&D incentive receivable has been recorded as "Research and development incentive receivable" in the consolidated balance sheets.

Foreign Currency Gains (Loss)

        We recorded foreign currency gains of $0.8 million for the year ended December 31, 2017, compared to a loss of $0.2 million for the year ended December 31, 2016. The increase in foreign currency gains is due to the changes in Australian dollar exchange rate related to activities of the Australian entity.

Other Expense

        We recorded other expense of $0.1 million for the year ended December 31, 2017, compared to an immaterial amount for the year ended December 31, 2016.

Liquidity and Capital Resources

        Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates, which are in various phases of clinical trials, and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds from the sale of common stock and preferred stock and notes payable—related party.

        As of December 31, 2017, we had cash and cash equivalents of $25.7 million. During the year ended December 31, 2017, we issued common stock in connection with our Subscription Agreement and Private Placement for gross proceeds of $10.0 million and $18.0 million, respectively, and received $21.2 million in cash as a result of our merger with Macrocure. During the year ended December 31, 2017 and 2016, we issued $0.8 million and $25.9 million, respectively, of notes payable—related party. The notes had a stated annual interest rate of 8%, and the outstanding principal balance and accrued interest were payable on March 31, 2017. In January 2017, all of the outstanding notes and related accrued interest were converted into shares of our common stock in connection with the closing of the merger with Macrocure.

        We expect that our cash and cash equivalents of $25.7 million at December 31, 2017, together with the receipt of $1.7 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the 2017 and 2016 research and development activities of our Australian subsidiary, HealthCare Pharmaceuticals Pty Ltd, will be sufficient to fund our operating expenses for at least the next 12 months from issuance of the financial statements included in this Annual Report on Form 10-K. In addition, we will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If we do not obtain additional funding or development program cost-sharing, we would be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which would adversely affect our business prospects. The inability to obtain funding, as and when needed, would have a negative impact on Leap's financial condition and our ability to pursue our business strategies.

Cash Flows

        The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2017	2016
	(in thousands)
Cash used in operating activities	$(22,137)	$(25,337)
Cash used in investing activities	(64)	(144)
Cash provided by financing activities	47,763	25,618
Effect of exchange rate changes on cash and cash equivalents	(618)	251

Net increase in cash and cash equivalents	$24,944	$388

        Operating activities.    Net cash used in operating activities for the year ended December 31, 2017 was primarily related to our net loss from the operation of our business of $29.7 million and net changes in working capital, including an increase in deferred tax assets of $0.2 million, an increase in prepaid expenses and other assets of $0.1 million and a noncash change in the fair value of the warrant liability of $0.5 million, partially offset by noncash stock compensation expense of $5.6 million, an increase in accounts payable and accrued expenses of $1.1 million, a decrease in research and development incentive receivable of $1.5 million and noncash interest expense of $0.1 million. The increase in accounts payable and accrued expenses were due to timing of vendor invoicing and payments.

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

        Investing Activities.    Net cash used in investing activities during the years ended December 31, 2017 and 2016 was related to purchases of equipment.

        Financing Activities.    Net cash provided by financing activities for the year ended December 31, 2017 consisted of $21.2 million in proceeds from the issuance of common stock in connection with the merger with Macrocure, $10.0 million and $18.0 million in proceeds from the issuance of our common stock in connection with the Subscription Agreement and Private Placement, respectively, and $0.8 million in proceeds from notes payable—related party, partially offset by payments of $2.2 million for offering costs.

        Net cash provided by financing activities for the year ended December 31, 2016 consisted of $25.9 million in proceeds from notes payable—related party, partially offset by payments of $0.3 million for offering costs.

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

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations as of December 31, 2017 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 Years
Research commitments(1)	$1,519	$1,519	$—	$—	$—
Operating lease commitments(2)	$402	$300	$102	$—	$—

Total	$1,921	$1,819	$102	$—	$—

(1)
Represents non-cancellable commitments under manufacturing agreements with vendors to manufacture TRX518 and DKN-01 for use in clinical trials.

(2)
Represents operating lease commitments for our office space at 47 Thorndike Street in Cambridge, Massachusetts through April 30, 2019.

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

Interest Rate Risk

        We are exposed to interest rate risk in the ordinary course of our business. Our cash and cash equivalents are held in highly liquid, readily available checking and money market accounts. As a result, these amounts are not materially affected by changes in interest rates and we do not believe that a 10% change in interest rate would materially impact these amounts.

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

        As of December 31, 2017, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

        This Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individual serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Attestation Report on Internal Control Over Financial Reporting

        This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the JOBS Act for emerging growth companies.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this Item is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11.    Executive Compensation.

        The information required by this Item is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by this Item is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)    Financial Statements

        The financial statements listed below are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2017 and 2016	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016	F-3
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2017 and 2016	F-4
Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders' Equity (Deficiency) for the Years Ended December 31, 2017 and 2016	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016	F-6
Notes to Consolidated Financial Statements	F-7

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Leap Therapeutics, Inc. (filed as Exhibit 3.1 to the Registrant's current report on Form 8-K (File No. 001-37990) as filed on January 26, 2017).

3.2	Amended and Restated By-laws of Leap Therapeutics, Inc. (filed as Exhibit 3.4 to the Registrant's registration statement on Form S-4 (File No. 333-213794) as filed on September 26, 2016 and attached as Annex D to the prospectus which forms part of such registration statement).

4.1	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant's registration statement on Form S-4 (File No. 333-213794) as filed on November 16, 2016).

4.2	Amended and Restated Stockholders' Agreement, between Leap and its stockholders, effective as of December 10, 2015 (incorporated by reference to Exhibit 4.2 to the Registrant's registration statement on Form S-4 (File No. 333-213794) as filed on September 26, 2016).

4.3	Registration Rights Agreement, by and among Leap and certain stockholders, dated as of January 23, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K (File No. 001-37990) as filed on January 26, 2017).

Exhibit No.		Description
4.4		Amendment No. 2 to Warrant, by and among Macrocure, Leap and certain warrant holders, dated as of January 23, 2017 (incorporated by reference to Exhibit 4.4 to the Registrant's annual report on Form 10-K (File No. 001-37990) as filed on March 31, 2017).

4.5		Form of Warrant, dated as of November 14, 2017 by and among Leap Therapeutics, Inc. and the Holders identified on the schedule thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (file No. 0001-3799) filed with the Securities and Exchange Commission on November 17, 2017).

10.1	†	Amended and Restated 2012 Equity Incentive Plan of Leap Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S-8 (File No. 333-215787) as filed on January 27, 2017).

10.2		Form of Stock Option Grant Notice and Stock Option Agreement under Leap's Amended and Restated 2012 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant's annual report on Form 10-K (File No. 001-37990) as filed on March 31, 2017).

10.3	†	2016 Equity Incentive Plan of Leap Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's registration statement on Form S-8 (File No. 333-215787) as filed on January 27, 2017).

10.4		Form of Stock Option Grant Notice and Stock Option Agreement under Leap's 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant's registration statement on Form S-4 (File No. 333-213794) as filed on November 2, 2016).

10.5		Summary Translation of Macrocure 2008 Stock Option Plan stockholders (incorporated by reference to Exhibit 10.3 to the Registrant's registration statement on Form S-8 (File No. 333-215787) as filed on January 27, 2017).

10.6		Macrocure 2013 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's registration statement on Form S-8 (File No. 333-215787) as filed on January 27, 2017).

10.7		Amendment No. 1 to Macrocure 2013 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's registration statement on Form S-8 (File No. 333-215787) as filed on January 27, 2017).

10.8	‡	License Agreement, between Eli Lilly and Company and Dekkun Corporation, effective as of January 3, 2011 (incorporated by reference to Exhibit 10.4 to the Registrant's registration statement on Form S-4 (File No. 333-213794) as filed on September 26, 2016).

10.9	‡	License Agreement, by and between Lonza Sales AG and Healthcare Pharmaceuticals, Inc., dated as of May 28, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant's registration statement on Form S-4 (File No. 333-213794) as filed on September 26, 2016).

10.10		Royalty Agreement, between Leap Therapeutics, Inc. and Leap Shareholder Royalty Vehicle, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K (File No. 001-37990) as filed on January 26, 2017).

Exhibit No.		Description
10.11		Letter Agreement, between Leap Shareholder Royalty Vehicle, Inc. and certain Leap stockholders (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K (File No. 001-37990) as filed on January 26, 2017).

10.12	†	Executive Employment Agreement and accompanying Employee Proprietary Information, Inventions, Non-Competition and Non-Solicitation Agreement, by and between Leap and Christopher K. Mirabelli, dated as of August 29, 2016 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-4 (File No. 333-213794), as filed on September 26, 2016).

10.13	†	Executive Employment Agreement and accompanying Employee Proprietary Information, Inventions, Non-Competition and Non-Solicitation Agreement, by and between Leap and Douglas E. Onsi, dated as of August 29, 2016 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-4 (File No. 333-213794), as filed on September 26, 2016).

10.14	†	Executive Employment Agreement and accompanying Employee Proprietary Information, Inventions, Non-Competition and Non-Solicitation Agreement, by and between Leap and Augustine Lawlor, dated as of August 29, 2016 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-4 (File No. 333-213794), as filed on September 26, 2016).

10.15		Form of Indemnification Agreement (filed as Exhibit 10.10 to Amendment No. 1 to the Registrant's registration statement on Form S-4 (File No. 333-213794) as filed on November 2, 2016).

10.16		Subscription Agreement, between Leap and HealthCare Ventures IX, L.P., dated as of January 23, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant's current report on Form 8-K (File No. 001-37990) as filed on January 26, 2017).

10.17		Lease by and between Bulfinch Square Limited Partnership and Healthcare Ventures LLC, dated as of March 30, 2012 (filed as Exhibit 10.26 to the Registrant's annual report on Form 10-K (File No. 001-37990) as filed on March 31, 2017).

10.18		Amendment to Lease by and between Bulfinch Square Limited Partnership and Healthcare Ventures LLC, dated as of June 30, 2015 (incorporated by reference to Exhibit 10.27 to the Registrant's annual report on Form 10-K (File No. 001-37990) as filed on March 31, 2017).

10.19		First Amendment to Lease by and between Bulfinch Square Limited Partnership and Healthcare Ventures LLC, dated as of January 4, 2016 (incorporated by reference to Exhibit 10.28 to the Registrant's annual report on Form 10-K (File No. 001-37990) as filed on March 31, 2017).

10.20		Consent to Assignment and Assumption of Lease, by and between Bulfinch Square Limited Partnership, Healthcare Ventures LLC, and Leap Therapeutics, Inc., dated as of December 19, 2016 and Assignment (incorporated by reference to Exhibit 10.29 to the Registrant's annual report on Form 10-K (File No. 001-37990) as filed on March 31, 2017).

10.21		Form of Purchase Agreement, dated as of November 14, 2017, by and among Leap Therapeutics, Inc. and the purchasers identified on the schedule thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 0001-3799) filed with the Securities and Exchange Commission on November 17, 2017).

Exhibit No.		Description
10.22		Placement Agency Agreement, dated as of November 14, 2017, by and between Leap Therapeutics, Inc., Raymond James & Associates, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (file No. 0001-3799) filed with the Securities and Exchange Commission on November 17, 2017).

10.23		Voting Agreement, dated as of November 14, 2017, by and among Leap Therapeutics, Inc., HealthCare Ventures VIII, L.P., HealthCare Ventures IX, L.P. and HealthCare Ventures Strategic Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (file No. 0001-3799) filed with the Securities and Exchange Commission on November 17, 2017).

21.1	*	Subsidiaries of Leap Therapeutics, Inc.

23.1	*	Consent of EisnerAmper LLP related to Leap Therapeutics, Inc. financial statements.

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	***	Principal Executive Officer Certification and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from Leap Therapeutics, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the year ended December 31, 2017 and December 31, 2016, (iii) Consolidated Statements of Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit) at December 31, 2017 and December 31, 2016 (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2017 and December 31, 2016, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

LEAP THERAPEUTICS, INC.
February 23, 2018	By:	/s/ CHRISTOPHER K. MIRABELLI, PH.D.
		Name:	Christopher K. Mirabelli, Ph.D.
		Title:	President, Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ CHRISTOPHER K. MIRABELLI, PH.D. Christopher K. Mirabelli, Ph.D.	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 23, 2018
/s/ DOUGLAS E. ONSI Douglas E. Onsi	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	February 23, 2018
/s/ JAMES CAVANAUGH, PH.D. James Cavanaugh, Ph.D.	Director	February 23, 2018
/s/ JOHN LITTLECHILD John Littlechild	Director	February 23, 2018
/s/ THOMAS DIETZ, PH.D. Thomas Dietz, Ph.D.	Director	February 23, 2018
/s/ JOSEPH LOSCALZO, M.D., PH.D. Joseph Loscalzo, M.D., Ph.D.	Director	February 23, 2018
/s/ NISSIM MASHAICH Nissim Mashaich	Director	February 23, 2018
/s/ WILLIAM LI, M.D. William Li, M.D.	Director	February 23, 2018

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2017 and 2016	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016	F-3
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2017 and 2016	F-4
Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders' Equity (Deficiency) for the Years Ended December 31, 2017 and 2016	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Leap Therapeutics, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Leap Therapeutics, Inc. and Subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, redeemable convertible and convertible preferred stock and stockholders' equity (deficiency), and cash flows for each of the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

        Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company's auditor since 2014.

Philadelphia, Pennsylvania
February 23, 2018

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$25,737	$793
Research and development incentive receivable	1,744	3,053
Prepaid expenses and other current assets	177	183

Total current assets	27,658	4,029
Property and equipment, net	135	119
Deferred offering costs	—	1,402
Deferred tax asset	158	—
Other assets	1,111	907

Total assets	$29,062	$6,457

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$2,622	$3,225
Accrued expenses	3,461	2,658
Notes payable and accrued interest—related party	—	30,274

Total current liabilities	6,083	36,157

Non current liabilities:
Warrant liability	11,862	—

Total liabilities	17,945	36,157

Commitments and contingencies (Note 13)
Convertible preferred stock, 0 and 42,500,000 shares authorized as of December 31, 2017 and 2016
Series A redeemable convertible preferred stock, $0.001 par value; 0 and 9,000,000 shares designated as of December 31, 2017 and 2016, respectively; 0 and 9,000,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively; liquidiation preference of $0 and $11,800 as of December 31, 2017 and 2016, respectively	—	11,800
Series B convertible preferred stock, $0.001 par value; 0 and 21,500,000 shares designated as of December 31, 2017 and 2016, respectively; 0 and 21,500,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively; liquidation preference of $0 and $28,189 as of December 31, 2017 and 2016, respectively	—	28,189
Series C convertible preferred stock, $0.001 par value; 0 and 12,000,000 shares designated as of December 31, 2017 and 2016, respectively; 0 and 11,781,984 shares issued and outstanding as of December 31, 2017 and 2016, respectively; liquidation preference of $0 and $30,542 as of December 31, 2017 and 2016, respectively	—	30,542
Stockholders' equity (deficiency):
Common stock, $0.001 par value; 100,000,000 and 58,500,000 shares authorized as of December 31, 2017 and 2016, respectively; 12,354,014 and 0 shares outstanding as of December 31, 2017 and 2016, respectively	12	—
Additional paid-in capital	141,770	145
Accumulated other comprehensive income (loss)	(268)	294
Accumulated deficit	(130,397)	(100,670)

Total stockholders' equity (deficiency)	11,117	(100,231)

Total liabilities, convertible preferred stock and stockholders' equity	$29,062	$6,457

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31
	2017	2016
Operating expenses:
Research and development	$22,503	$23,292
General and administrative	9,849	4,012

Total operating expenses	32,352	27,304

Loss from operations	(32,352)	(27,304)
Interest income	170	2
Interest expense—related party	(121)	(1,233)
Australian research and development incentives	1,715	3,129
Foreign currency gains (loss)	759	(217)
Other expense, net	(55)	(9)

Loss before income taxes	(29,884)	(25,632)

Benefit from income taxes	157	—

Net loss	(29,727)	$(25,632)

Accretion of preferred stock to redemption value	(244)

Net loss attributable to common stockholders	$(29,971)

Net loss per share
Basic	$(3.27)

Diluted	$(3.31)

Weighted average common shares outstanding
Basic	9,161,844

Diluted	9,188,587

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2017	2016
Net loss	$(29,727)	$(25,632)
Other comprehensive loss:
Foreign currency translation adjustments	(562)	295

Comprehensive loss	$(30,289)	$(25,337)

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE AND
CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY)

(In thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock,		Series B Convertible Preferred Stock,		Series C Convertible Preferred Stock,
							Common Stock			Accumulated Other Comprehensive Loss		Total Stockholders' Equity (Deficiency)
									Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balances at December 31, 2015	9,000,000	$11,080	21,500,000	$26,512	11,781,984	$28,289	—	—	100	(1)	(70,388)	(70,289)
Accretion to redemption value	—	720	—	1,677	—	2,253	—	—	—	—	(4,650)	(4,650)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	295	—	295
Stock-based compensation	—	—	—	—	—	—	—	—	45	—	—	45
Net loss	—	—	—	—	—	—	—	—	—	—	(25,632)	(25,632)

Balances at December 31, 2016	9,000,000	11,800	21,500,000	28,189	11,781,984	30,542	—	—	145	294	(100,670)	(100,231)
Accretion to redemption value	—	37	—	90	—	117	—	—	(244)	—	—	(244)
Conversion of notes payable—related party and accrued interest into common stock	—	—	—	—	—	—	1,950,768	2	31,143	—	—	31,145
Conversion of convertible preferred stock to common stock	(9,000,000)	(11,837)	(21,500,000)	(28,279)	(11,781,984)	(30,659)	3,174,523	3	70,772	—	—	70,775
Issuance of common stock in connection with the Subscription Agreement, net of issuance costs of $1,018	—	—	—	—	—	—	1,010,225	1	8,981	—	—	8,982
Issuance of common stock in connection with merger with Macrocure, net of offering costs of $1,331	—	—	—	—	—	—	3,256,898	3	19,927	—	—	19,930
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	3,506	—	20	—	—	20
Issuance of common stock in connection with the Private Placement, net of issuance costs of $236	—	—	—	—	—	—	2,958,094	3	5,426	—	—	5,429
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(562)	—	(562)
Stock-based compensation	—	—	—	—	—	—	—	—	5,600	—	—	5,600
Net loss	—	—	—	—	—	—	—	—	—	—	(29,727)	(29,727)

Balances at December 31, 2017	—	$—	—	$—	—	$—	12,354,014	12	$141,770	$(268)	$(130,397)	$11,117

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(29,727)	$(25,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	48	25
Stock-based compensation expense	5,600	45
Non-cash interest expense—related party	121	1,233
Change in fair value of warrant liability	(473)	—
Changes in operating assets and liabilities, net of impact of assumed net assets of Macrocure:
Prepaid expenses and other assets	(99)	(222)
Deferred tax assets	(158)	—
Research and development incentive receivable	1,458	(3,053)
Accounts payable and accrued expenses	1,093	2,267

Net cash used in operating activities	(22,137)	(25,337)

Cash flows from investing activities:
Purchases of property and equipment	(64)	(144)

Net cash used in investing activities	(64)	(144)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with merger with Macrocure	21,165	—
Proceeds from issuance of common stock in connection with Subscription Agreement	10,000	—
Proceeds from issuance of common stock in connection with Private Placement	18,000	—
Proceeds from notes payable—related party	750	25,900
Proceeds from the exercise of stock options	20	—
Payment of offering costs	(2,172)	(282)

Net cash provided by financing activities	47,763	25,618

Effect of exchange rate changes on cash and cash equivalents	(618)	251

Net increase in cash and cash equivalents	24,944	388
Cash and cash equivalents at beginning of period	793	405

Cash and cash equivalents at end of period	$25,737	$793

Supplemental disclosure of non-cash financing activities:
Accretion of preferred stock to redemption value	$244	$4,650
Deferred offering costs included in accounts payable and accrued expenses	$131	$1,120
Conversion of notes payable—related party and accrued interest convertible preferred stock into common stock	$31,145	$—
Conversion of convertible preferred stock into common stock	$70,775	$—
Value of net assets acquired in connection with merger with Macrocure, excluding cash	$96	$—

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

1. Nature of Business, Basis of Presentation and Liquidity

Nature of Business

        Leap Therapeutics, Inc. was incorporated in the state of Delaware as Dekkun Corporation on January 3, 2011 and changed its name to HealthCare Pharmaceuticals, Inc. effective May 29, 2014, and then to Leap Therapeutics, Inc. effective November 16, 2015 (the "Company"). During 2015, HealthCare Pharmaceuticals Pty Ltd ("HCP Australia") was formed and is a wholly owned subsidiary of the Company. During 2017, the Company merged with Macrocure Ltd. (now "Leap Therapeutics Ltd.") and its wholly owned subsidiary Macrocure, Inc.

        The Company is a biopharmaceutical company acquiring and developing novel therapeutics at the leading edge of cancer biology. The Company's approach is designed to target compelling tumor-promoting and immuno-oncology pathways to generate durable clinical benefit and enhanced outcomes for patients. The Company's programs are monoclonal antibodies that target key cellular pathways that enable cancer to grow and spread and specific mechanisms that activate the body's immune system to identify and attack cancer.

Basis of Presentation

        The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions are eliminated upon consolidation.

Merger with Macrocure Ltd.

        The Company entered into a definitive merger agreement (the "Merger Agreement"), dated as of August 29, 2016, with Macrocure Ltd. ("Macrocure"), a publicly held, clinical-stage biotechnology company based in Petach Tikva, Israel, and M-Co Merger Sub Ltd. ("Merger Sub"), a wholly owned subsidiary of the Company which provided for the merger of Macrocure with and into Merger Sub, with Macrocure continuing after the merger as a wholly owned subsidiary of the Company. Following the merger, the Company changed Macrocure's name to Leap Therapeutics Ltd. Pursuant to the Merger Agreement, the existing equity holders of the Company invested an additional $10,000 at the closing of the transaction. On January 23, 2017, the Company issued 3,256,898 shares of its common stock in exchange for 100% of the outstanding ordinary shares of Macrocure Ltd. upon consummation of the merger (see Note 3).

Reverse Stock Split

        On January 20, 2017, the Company effected a 1-for-19.86754 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company's Preferred Stock. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

1. Nature of Business, Basis of Presentation and Liquidity (Continued)

Private Placement of Common Stock

        On November 14, 2017, the Company entered into the Private Placement to issue an aggregate of 2,958,094 shares of unregistered common stock, at a price per share of $6.085, each share issued with a warrant to purchase one share of common stock at an exercise price of $6.085 with an exercise period expiring seven years after closing, for gross proceeds of approximately $18,000 (see Notes 7 and 9).

Liquidity

        Since inception, the Company has been engaged in organizational activities, including raising capital, and research and development activities. The Company does not yet have a product that has been approved by the Food and Drug Administration (the "FDA"), has not generated any revenues and has not yet achieved profitable operations, nor has it ever generated positive cash flows from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company's future operations are dependent on the success of the Company's efforts to raise additional capital, its research and commercialization efforts, regulatory approval, and, ultimately, the market acceptance of the Company's products.

        In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2017 the Company had an accumulated deficit of $130,397. During the year ended December 31, 2017, the Company incurred a loss of $29,727 and used $22,137 of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents of $25,737 at December 31, 2017, together with the receipt of $1,744 of research and development tax incentive payments from the Commonwealth of Australia as a result of the 2017 research and development activities of the Company's Australian subsidiary, HealthCare Pharmaceuticals Pty Ltd, net of the current Australia tax liability, will be sufficient to fund its operating expenses for at least the next 12 months from issuance of the financial statements. In addition, the Company will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If the Company does not obtain additional funding or development program cost-sharing, the Company would be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which would adversely affect its business prospects. The inability to obtain funding, as and when needed, would have a negative impact on the Company's financial condition and ability to pursue its business strategies.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation.

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

Research and Development Expense

        Research and development costs are expensed as incurred. Research and development expenses include personnel costs associated with research and development activities, including noncash share-based compensation and costs for third-party contractors to perform research, conduct clinical trials and manufacture drug supplies and materials. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, patient enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered.

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

        Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% and 45.0% for the years ended December 31, 2017 and 2016, respectively.

        The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

$1,744 and $3,053 as of December 31, 2107 and 2016, respectively, in the consolidated balance sheets and other income from Australian research and development incentives of $1,715 and $3,129, in the consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively, related to refundable research and development incentive program payments in Australia.

        The following table shows the change in the research and development incentive receivable from January 1, 2016 to December 31, 2017:

Balance at January 1, 2016	$—
Australian research and development incentive income	3,129
Foreign currency translation	(76)

Balance at December 31, 2016	3,053
Australian research and development incentive income	1,715 (1)
Refund for 2016 eligible expenses	(3,245)
Foreign currency translation	221

Balance at December 31, 2017	$1,744

(1)
Certain supporting research and development activity is performed outside of Australia when there are no Australian facilities that support the activity ("Overseas research and development activities"). In October 2017, the Commonwealth of Australia issued the Company a favorable ruling on its Overseas research and development activities, considering such activities to be eligible research and development activities under the Australian Incentive Program. As such, the Company recorded Australian research and development incentives during the year ended December 31, 2017 for its Overseas research and development activities performed during the year ended December 31, 2016 of $717.

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

        The company follows accounting guidance concerning provisions for uncertainty in income tax positions. This guidance clarifies the accounting for income taxes by prescribing a minimum probability

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

threshold that in uncertain tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

        The Company recognizes accrued interest and penalties associated with uncertain tax position as part of the income tax provision. There were no uncertain tax positions or income tax related interest and penalties recorded for the years ended December 31, 2017 and 2016. The income tax returns of the Company for the year ended December 31, 2014 and subsequent years are subject to examination by the Internal Revenue Service and other taxing authorities, generally for three years after the work filed.

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

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset. Computer equipment is depreciated over three years. Laboratory equipment, office equipment and furniture and fixtures are depreciated over five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are charged to expense as incurred.

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

Other Assets

        Other assets as of December 31, 2017 and 2016, consist of $1,111 and $907, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized.

Fair Value of Financial Instruments

        Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

        During the years presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2017 and 2016.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
December 31, 2017
Assets:
Cash equivalents	$25,737	$25,737	$—	$—

Total assets	$25,737	$25,737	$—	$—

Liabilities:
Warrant liability	$11,862	$—	$—	$11,862

Total liabilities	$11,862	$—	$—	$11,862

December 31, 2016
Assets:
Cash equivalents	$793	$793	$—	$—

Total assets	$793	$793	$—	$—

        Cash equivalents of $25,737 and $793 as of December 31, 2017 and 2016, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

        The carrying value of the research and development incentive receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these assets and liabilities. Management believes that the Company's debt as of December 31, 2016 (see Note 6) bears interest at the prevailing market rate for instruments with similar characteristics and, accordingly, the carrying value approximates its fair value.

        A roll-forward of the recurring fair value measurements of the warrant liability categorized with Level 3 inputs are as follows (in thousands):

Warrant Liability
Balance—December 31, 2016	$—
Initial fair value	12,335
Change in fair value	(473)

Balance—December 31, 2017	$11,862

        The warrant liability in the table above is composed of the fair value of warrants to purchase common shares that the Company issued in connection with the Private Placement (see Notes 7 and 9). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company utilized a Monte Carlo simulation, which is a statistical method used to generate a defined number of share price paths to develop a reasonable estimate of the range of the future expected share prices, to value the warrant liability. The Monte Carlo simulation incorporated assumptions and estimates to value the

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

warrant liability. Estimates and assumptions impacting the fair value measurement included the estimated probability of adjusting the exercise price of the warrants, the number of shares for which the warrants will be exercisable, the remaining contractual term of the warrants, the risk-free interest rate, the expected dividend yield, and the expected volatility of the price of the underlying common shares.

        The Company historically has been a private company and lacks company-specific historical and implied volatility information of its shares. Therefore, it estimated its expected share volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future.

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

Net Loss per Share

        Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options. There were no common shares outstanding during the year ended December 31, 2016 and, and accordingly, basic and diluted net loss per share is not presented for that period.

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

Redeemable Convertible Preferred Stock

        On January 20, 2017, in connection with and prior to the completion of the merger with Macrocure, (a) all of the Company's outstanding shares of convertible preferred stock were converted into 3,174,523 shares of common stock.

Warrant Liability

        In connection with entering into the Private Placement (Note 9), the Company issued a warrant to purchase common stock with each share of common stock sold in the Private Placement. The Company classified the warrants as a liability on its consolidated balance sheet because each warrant represents a freestanding financial instrument that is not indexed to the Company's own shares. The warrant liability

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

was initially recorded at fair value upon entering into the Private Placement agreement and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability are recognized as a component of other income (expense), net in the consolidated statement of operations. Changes in the fair value of the warrant liability will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

        If the Company issues shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. Warrants are valued using the Monte Carlo simulation model. If the terms of warrants that initially require the warrant to be classified as a liability lapse, the liability is reclassified out of financial liabilities into equity at its fair value on that date. The cash proceeds received from exercises of warrants are recorded in common stock and additional paid-in capital.

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

        In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2017-09 will have on its consolidated financial statements.

        In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815) ("ASU 2017-11"), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present earnings per share ("EPS") in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect that the adoption of ASU 2017-11 will have a material impact on its consolidated financial statements.

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

        On January 23, 2017, the Company issued 3,256,898 shares of its common stock, net of fractional shares paid in cash, in exchange for 100% of the outstanding ordinary shares of Macrocure Ltd. upon consummation of the merger. Pursuant to the terms of the merger agreement, each holder of Macrocure's ordinary shares received approximately 0.1815 shares of the Company's common stock, plus cash in lieu of fractional shares based on a value of the Company's common stock of $9.90 per share. The exchange ratio was based on a final net cash calculation, as of the closing, of $21,875. The merger was accounted for as an in-substance recapitalization of the Company, as the transaction was, in essence, an exchange of shares of the Company's common stock (and options and warrants exercisable therefor) for cash. Apart from cash, the net assets acquired were $96, and all Macrocure employees were terminated as of the effective time of the merger. Macrocure's cash and nominal assets and

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

3. Merger with Macrocure and Related Transactions (Continued)

liabilities were measured and recognized at their fair values as of the date of the merger, and combined with the assets, liabilities and results of operations of the Company.

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

        Vesting of all unvested Macrocure equity awards issued and outstanding was accelerated at the effective time of the merger, and all such equity awards issued and outstanding at the time of the merger remained issued and outstanding. For accounting purposes, since the acceleration of vesting was negotiated in contemplation of the merger, the remaining unrecognized compensation expense associated with the original grant date fair value of the awards of $280 was recognized as a charge in the Company's consolidated statement of operations for the year ended December 31, 2017. In addition, the exercise period for all Macrocure options outstanding at the effective time of the merger was extended beyond the respective periods provided in the original awards. The Company recorded a charge of $504 in connection with the extension of the exercise periods in the consolidated statement of operations for the year ended December 31, 2017 equal to the difference in the fair value of the options immediately prior to and immediately following the modification of the exercise period.

        In connection with the merger, the Company applied to be listed on the NASDAQ Global Market. NASDAQ approved the listing, and trading in the Company's common stock commenced on January 24, 2017, under the trading symbol "LPTX".

Recapitalization and Amendments to Certificate of Incorporation

        On January 20, 2017, in connection with and prior to the completion of the merger with Macrocure, (a) all of the Company's outstanding shares of convertible preferred stock were converted into 3,174,523 shares of common stock, (b) the outstanding note payable and accrued interest was converted into 1,950,768 shares of common stock, and (c) the Company amended and restated its certificate of incorporation and bylaws to, among other things: (i) authorize 100,000,000 shares of common stock; (ii) eliminate all references to the previously existing series of the Company's preferred stock; (iii) authorize 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company's board of directors and (iv) effect a one for 19.86754 reverse stock split of the Company's common stock outstanding immediately prior to the filing of the amended and restated certificate of incorporation.

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

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

3. Merger with Macrocure and Related Transactions (Continued)

Stock Option Grants

        On January 20, 2017, in connection with the consummation of the merger with Macrocure, the Company made an option grant to each of three executives to purchase 330,303 of shares of common stock, for a total of 990,909 shares of common stock, pursuant to its Amended and Restated 2012 Equity Incentive Plan. The options were granted at an exercise price $9.90 per share. The options will vest 33% on the first anniversary of the date of grant, and thereafter in equal monthly installments over a period of two years, generally subject to the executive's continued employment.

Royalty Agreement and Letter Agreement

        On January 23, 2017, immediately prior to the merger, the Company entered into a royalty agreement with Leap Shareholder Royalty Vehicle, LLC, a Delaware limited liability company (the "Royalty Vehicle"), a special purpose vehicle formed for the specific purpose of entering into the royalty agreement. In connection with the transactions contemplated by the merger agreement, the Company declared a special distribution of certain royalty rights to each of its holders of common stock outstanding immediately prior to the effective time of the merger. These holders collectively beneficially owned or controlled 100% of the Company's outstanding common stock at the time of the merger. Pursuant to the royalty agreement, the Company will pay to the special purpose vehicle (i) 5% of the Company's net sales of products incorporating its TRX518 compound and (ii) 2% of the Company's net sales of products incorporating its DKN-01 compound. The royalty agreement has an indefinite term, and neither the Company nor the special purpose vehicle has the right to terminate. The Company accounted for the royalty rights as a contingent liability.

4. Property and Equipment, Net

        Property and equipment, net consisted of the following:

	December 31,
	2017	2016
Computer office equipment	$51	$—
Leasehold improvements	69	69
Lab equipment	58	45
Furnitures and fixtures	30	30

	208	144
Less: accumulated depreciation	(73)	(25)

Property and equipment, net	$135	$119

        Depreciation expense was $48 and $25 for the years ended December 31, 2017 and 2016, respectively.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

5. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2017	2016
Clinical trials	$2,116	$2,545
Professional fees	390	88
Payroll and related expenses	955	25

Accrued expenses	$3,461	$2,658

6. Notes Payable—Related Party

        During 2014, the Company entered into a convertible promissory note with a stockholder, and made multiple drawdowns under the note throughout 2014 and 2015. The note accrued interest at a rate of 8% per year until the principal of the note was either repaid or otherwise converted. During 2016, the Company made additional drawdowns under the convertible promissory note totaling $25,900, and as of December 31, 2016, the Company owed $29,000 aggregate principal and $1,274 of accrued interest in connection with the promissory note. Interest expense from the related-party note was $121 and $1,233 for the years ended December 31, 2017 and 2016, respectively. The accrued interest as of December 31, 2016 of $1,274 is included in note payable and accrued interest-related party in the accompanying consolidated balance sheet as of December 31, 2016.

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

7. Warrants

        As of December 31, 2017, outstanding warrants to purchase common stock consisted of the following:

December 31, 2017
Date Exercisable	Number of Shares Issuable	Exercise Price	Exercisable for	Classification
1/23/2017	54,516	$0.01	Common Stock	Equity
11/14/2017	2,958,094	6.085	Common Stock	Liability

	3,012,610

2017 Warrants

        On November 14, 2017, in connection with the Private Placement (see Note 9), the Company issued immediately exercisable warrants to purchase 2,958,094 shares of common stock to investors. The warrants have an exercise price of $6.085 per share, and expire on November 14, 2024.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

7. Warrants (Continued)

        The warrants contain full ratchet anti-dilution protection provisions. Company classifies the warrants as a liability on its consolidated balance sheet because each warrant represents a freestanding financial instrument that, due to the potential variable nature of the exercise price, is not considered to be indexed to the Company's own shares. The warrant liability was initially recorded at fair value upon entering into the Private Placement and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability are recognized as a component of other income (expense), net in the Company's consolidated statement of operations. Changes in the fair value of the warrant liability will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

        The fair value of the warrant liability was determined to be $12,335 on the date of issuance. The Company remeasured the liability as of December 31, 2017 and determined that the fair value of the warrant liability was $11,862, resulting in income of $473 recorded within other income (expense), net in the consolidated statements of operations for the year ended December 31, 2017.

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

        The powers, terms, conditions, preferences, rights and privileges of the Series A Stock, Series B Stock and Series C Stock when outstanding were as set forth below. In connection with the

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

8. Preferred Stock (Continued)

consummation of the Macrocure merger, all outstanding shares of the Company's convertible preferred stock were converted into shares of common stock.

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

Preferences

        The Company's Series C Stock and Series B Stock ranks, as to dividends and upon liquidation, equally with each other and senior and prior to the Company's Series A Stock and common stock and to all other classes or series of stock issued by the Company, and the Series A Stock ranks, as to dividends and upon liquidation, junior to the Series C Stock, Series B Stock and senior and prior to the Company's common stock, in each instance, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the voting power of the shares of Series C Stock and Series B Stock then outstanding, voting together as a separate class.

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

        The holders of shares of Series C Stock shall be entitled to receive, if, when and as declared or paid by the Board of Directors on any shares of Series C Stock, dividends at the rate of 8% of the applicable Original Purchase Price per share per annum, which will accrue on a quarterly basis commencing on the original issuance date applicable to each share of Series C Stock equal in right to the payment of dividends and other distributions on the Series B Stock and prior in right to the payment of dividends and other such distributions on any other class of securities of the Company. Dividends are payable, as accrued, whether or not declared, (i) on any liquidation, (ii) upon any event of sale, (iii) upon any redemption date, or (iv) upon the conversion of the Series C Stock into common stock, on such shares so converted. Whenever any dividend is declared or paid on: (i) any shares of the common stock, the Board of Directors shall also declare and pay a dividend on the same terms, at the same rate and in like kind upon each share of the Series C Stock then outstanding so that all outstanding shares of Series C Stock will participate in such dividend ratably with such shares of common stock; or (ii) any shares of Series A Stock or Series B Stock, the Board of Directors shall also declare and pay a dividend on the Series C Stock on the same terms, at the same or equivalent rate, based on the number of shares of common stock into which the Series A Stock or Series B Stock, as applicable, is then convertible, if applicable, or, otherwise, the relative liquidation preference per share, as compared with the Series C Stock then outstanding.

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

Merger with Macrocure Ltd.

        On January 20, 2017, prior and subject to the consummation of the merger with Macrocure, all outstanding shares of the Company's convertible preferred stock were converted into 3,174,523 shares of common stock.

9. Common Stock

        There were no shares of common stock issued or outstanding as of December 31, 2016.

        Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through December 31, 2017, no dividends have been declared.

        As of December 31, 2017, the Company had reserved shares of common stock for the exercise of outstanding stock options and warrants, and the number of shares remaining for grant under the Company's 2012 Equity Incentive Plan (see Note 10).

Merger with Macrocure Ltd.

        On January 20, 2017, in connection with and prior to the completion of the merger with Macrocure, (a) all of the Company's outstanding shares of convertible preferred stock were converted into 3,174,523 shares of common stock, (b) the outstanding note payable and accrued interest was converted into 1,950,768 shares of common stock, and (c) the Company amended and restated its certificate of incorporation and bylaws to, among other things: (i) authorize 100,000,000 shares of common stock; (ii) eliminate all references to the previously existing series of the Company's preferred stock; (iii) authorize 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company's board of directors and (iv) effect a one for 19.86754 reverse stock split of the Company's common stock outstanding immediately prior to the filing of the amended and restated certificate of incorporation.

Private Placement of Common Stock

        On November 14, 2017, the Company entered into purchase agreements (collectively, the "Purchase Agreements") with certain accredited institutional investors (collectively, the "Purchasers"),

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

9. Common Stock (Continued)

each with substantially similar terms and conditions. Pursuant to the Purchase Agreements, the Company agreed to issue and sell to the Purchasers an aggregate of 2,958,094 shares of unregistered common stock at a price per share of $6.085, for gross proceeds of $18,000 (the "Private Placement"). Each common share was issued with a detachable warrant to purchase one share of common stock at an exercise price of $6.085 per share, expiring seven years after the closing of the Purchase Agreements. The common shares issued in the Private Placement have the same rights and privileges as all other issued and outstanding common shares.

        The gross proceeds of $18,000 were first allocated to the fair value of the warrants of $12,335 with the remaining proceeds of $5,665 being allocated to the common stock. After giving effect to issuance costs related to the Private Placement, net proceeds were $17,250. If all of the Warrants are exercised in cash at the stated exercise price during the term, the Company will receive additional proceeds of approximately $18,000 and will issue an aggregate of 2,958,094 shares of common stock (the "Warrant Shares").

        The Company incurred $750 of issuance costs associated with the Private Placement which consisted of legal, consulting and regulatory fees. The costs were allocated between the issuance of the common stock and warrants on a pro rata basis with the allocation of the proceeds, with approximately 68% of the costs allocated to the warrants and approximately 32% allocated to the common stock. The issuance costs associated with the common stock totaled $236 and were recorded as a reduction to additional paid-in capital on the consolidated balance sheet. The issuance costs associated with the warrants totaled $514 and were recorded within other expense on the consolidated statement of operations.

        HealthCare Ventures IX, L.P. and Eli Lilly and Company, each a holder of more than 5% of the Company's outstanding common stock, also purchased common stock and warrants in the Private Placement. Each of HealthCare Ventures IX, L.P. and Eli Lilly and Company agreed to purchase the common stock and warrants on the same terms and conditions as the other Purchasers in the Private Placement. Three of the Company's directors and executive officers are affiliated with HealthCare Ventures IX, L.P. and its affiliates.

        Pursuant to the terms of the Purchase Agreements, the Company was obligated to prepare and file with the SEC a registration statement on Form S-3 (the "Registration Statement") to register for resale the shares and the Warrant Shares on or prior to the date 30 days following the closing of the Private Placement, and use its best commercially reasonable efforts, subject to receipt of necessary information from the Purchasers, to cause the SEC to declare the Registration Statement effective within 60 days following the closing of the Private Placement or, if the Registration Statement is selected for review by the SEC, within 90 days following the closing of the Private Placement. In order to comply with such obligation, the Company initially filed a registration statement for the resale of up to 3,734,914 shares of the shares and Warrant Shares issued in the Private Placement on December 8, 2017. Two of the Purchasers opted not to register their shares or Warrant Shares and therefore, such shares and Warrant Shares were excluded from the Registration Statement. The SEC declared this Registration Statement, as amended, effective on December 15, 2017.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

10. Stock-Based Compensation

Equity Incentive Plans

        In September 2012, the Company adopted the 2012 Equity Incentive Plan, as amended (the "Plan"), which provides designated employees of the Company and its affiliates, certain consultants and advisors who perform services for the Company and its affiliates, and nonemployee members of the Board of Directors of the Company and its affiliates with the opportunity to receive grants of incentive stock options, nonqualified stock options and stock awards. As of December 31, 2017, the aggregate number of shares of common stock of the Company that may be issued under the Plan was 61,483. As of December 31, 2017, no shares were available for future grant under the Plan.

        On January 20, 2017, the Company's stockholders approved the amended and restated 2012 Equity Incentive Plan (the "2012 Plan"), which amended and restated the Plan and was effective in connection with the completion of the Company's merger with Macrocure. A total of 1,387,204 shares of common stock were reserved for issuance under the 2012 Plan. As of December 31, 2017, no shares remained available for future grant under the 2012 Plan.

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

        In connection with the merger with Macrocure in January 2017, the Company assumed the Macrocure 2013 Share Incentive Plan (the "2013 Plan"), the Macrocure 2008 Stock Option Plan (the "2008 Plan") and all stock options outstanding under each of the 2013 Plan and the 2008 Plan immediately prior to the consummation of the merger. By virtue of the terms of the Merger Agreement and the 2013 Plan or the 2008 Plan, as applicable, each stock option outstanding immediately prior to the consummation of the merger was automatically converted into a stock option exercisable for a number of shares of the Company's common stock calculated based on the exchange ratio and the exercise price per share of such outstanding stock option.

        The Company could also make awards of restricted stock under the 2016 Plan. Restricted stock may be issued under the Equity Plan for such consideration, in cash, other property or services, or any combination thereof, as is determined by the Board of Directors. During the restriction period applicable to the shares of restricted stock, such shares shall be subject to limitations on transferability, subject to forfeiture or repurchase by the Company and/or subject to other terms and conditions. Upon lapse of such restrictions, the stock certificates representing shares of common stock shall be delivered to the grantee.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

10. Stock-Based Compensation (Continued)

        A summary of activity under the Plan is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2015	59,274	$4.95	7.90
Forfeited	(6,046)	$5.14

Outstanding at December 31, 2016	53,228	$4.93	7.00	$213

Granted	2,220,858	$12.51
Exercised	(3,506)	$5.55
Forfeited	(12,959)	$5.78

Outstanding at December 31, 2017	2,257,621	$12.38	8.66	$68

Options exercisable at December 31, 2017	716,316	$19.62	7.35	$65
Options vested and expected to vest at December 31, 2017	2,257,621	$12.38	8.66	$68

        During the years ended December 31, 2017 and 2016 the Company recognized $5,600 and $45 respectively, of stock-based compensation expense.

        The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

Year Ended December 31,
2017
Expected volatility	68.7%
Weighted average risk-free interest rate	2.1%
Expected dividend yield	0.0%
Expected term (in years)	6.6

        The Company did not grant any stock options during 2016.

        Stock options generally vest 25% on the one-year anniversary of the date of grant and quarterly thereafter during the subsequent three years. The options expire ten years from the grant date. As of December 31, 2017, there was approximately $6,834 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.57 years.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

10. Stock-Based Compensation (Continued)

        Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2017	2016
Research and development	$1,834	$35
General and administrative	3,766	10

Total	$5,600	$45

11. Income Taxes

        The Company had federal, state and foreign net operating loss carryforwards of approximately $81,614, $63,520 and $69,970, respectively, as of December 31, 2017. The U.S. tax losses expire at various times through 2036. The foreign losses are primarily from Israel and have an indefinite carryforward.

        The Company may be able to utilize its net operating loss carryforwards to reduce future federal and State income tax liabilities. However, these net operating losses are subject to various limitations under Internal Revenue Code section 382, which limit the use of net operating loss carryforwards to the extent there has been in ownership change of more than 50 percentage points. In addition, the net operating loss carryforwards are subject to examination by the taxing authorities and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC section 382 analysis, it is possible that the utilization of the Company's net operating loss carryforwards may be limited.

        In addition, the Company has federal and state research and development tax credits of approximately $1,799 and $293, respectively, that begin expiring in 2031 for federal tax purposes and 2030 for state tax purposes.

        There is no provision for income taxes in the United States or Israel, because the Company has historically incurred operating losses and maintains a full valuation allowance against its deferred tax assets in these jurisdictions. The deferred tax asset recorded in the consolidated balance sheets relates to the Company's Australian operations.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

11. Income Taxes (Continued)

        A summary of the Company's current and deferred expense for income tax is as follows:

	Year Ended December 31,
	2017	2016
Current expense (benefit):
Federal	$—	$—
State	—	—
Foreign	—	—

Total current expense (benefit):	$—	$—
Deferred expense (benefit):
Federal	$—	$—
State	—	—
Foreign	(157)	—

Total deferred expense (benefit):	$(157)	$—

Total income tax expense (benefit):	$(157)	$—

        A reconciliation of the Company's statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016
Federal statutory income tax rate	34.00%	34.00%
State taxes, net of federal benefit	4.42%	—
Permanent differences	(2.27)%	(6.50)%
Tax credits	3.45%	—
Tax law change	(37.65)%	—
Foreign rate differential	(0.02)%	—
Valuation allowance	(3.11)%	(31.90)%
Other	1.68%	4.40%

	0.50%	0.00%

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

11. Income Taxes (Continued)

        The significant components of the company's deferred tax assets as of December 31, 2017 and 2016 were as follows:

	Year Ended September 30,
	2017	2016
Federal net operating loss carryforwards	$33,232	$18,258
State net operating loss carryforwards	4,014	1,858
Stock Options	1,348	43
Federal research tax credits	1,799	1,308
State research tax credits	231	119
License fees	1,659	2,616
Accrued expenses	29	599
Other	182	31

Total deferred tax assets	$42,494	$24,832
Valuation allowance	(42,336)	(24,832)

Net deferred tax asset (liability)	$158	$—

        As of December 31, 2017 and 2016, the Company had provided a full valuation allowance against its net deferred tax assets, except for its Australian deferred tax assets, because realization of any future tax benefit cannot be reasonably assured. The valuation allowance increased during the years ended December 31, 2017 and 2016, by $17,504 and $9,060, respectively.

        On December 22, 2017, President Trump signed into law H.R. 1, "An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018" (this legislation was formerly called the "Tax Cuts and Jobs Act" and is referred to herein as the "The Act"). The Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.

        The Act has the following effects on our income tax expense for the year ending December 31. 2017:

  •
  The Act imposes a tax on post-1986 earnings of non-U.S. affiliates that have not been repatriated for purposes of US federal income tax ("toll charge"), with those earnings taxed at rates of 15.5% for earnings reflected by cash and cash equivalent items and 8% for other assets. We estimate that we will not owe any cash taxes as a result of this change in law due to being able to use our current year tax loss in the U.S. to offset the income from the toll charge.

  •
  Under Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 740, Income Taxes ("ASC 740"), we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. The Act lowers our US corporate income tax rate from 34% to 21%. The revaluation of our U.S. deferred tax assets and liabilities will reduce our net U.S. deferred tax assets by approximately $11.3 million and is reflected in our tax provision for the year ended December 31, 2017.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

11. Income Taxes (Continued)

        The Act will fully affect us in 2018 as certain other of its provisions related to the taxation of non-U.S. activity on a current basis will impact our results, particularly the "global intangible low-taxed income" tax that imposes a tax on earnings that are not subject to tax by non-U.S. jurisdictions above a certain minimum rate. Similar to the toll charge noted above, we do not expect the other provisions to result in cash taxes payable due to application of our tax losses in the US.

        The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118") on December 23, 2017. SAB 118 provides a one-year measurement period from a registrant's reporting period that includes The Act's enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740.

        The ultimate impact of The Act on our reported results and beyond, particularly the impact of the toll charge, may differ from the estimates provided herein, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the U.S. Tax Act different from that presently contemplated.

        The Company follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority.

        The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The earliest tax years that may be subject to examination by jurisdiction are 2013 for both federal and state purposes. The Company's policy is to record interest and penalties related to income taxes as part of the tax provision. There were no interest and penalties pertaining to uncertain tax positions for the years ended December 31, 2017 or 2016.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

12. Net Loss Per Share

        There were no common shares outstanding during the year ended December 31, 2016, and accordingly, the Company has not presented basic and diluted net loss per share for this period. Basic and diluted net loss per share for the year ended December 31, 2017 was calculated as follows:

Year Ended December 31,
2017
Numerator:
Net loss	$(29,727)
Accretion of preferred stock to redemption value	(244)

Net loss attributable to common stockholders for basic loss per share	$(29,971)

Less change in fair value of warrant liability	$473

Net loss attributable to common stockholders for diluted loss per share	$(30,444)

Denominator:
Weighted average number of common shares outstanding—basic	9,161,844
Assumed conversion of dilutive securities:
Private Placement Warrants	26,743

Denominator for diluted loss per share—adjusted weighted average shares	9,188,587

Net loss per share attributable to common stockholders—basic	$(3.27)

Net loss per share attributable to common stockholders—diluted	$(3.31)

        The Company's potentially dilutive securities include stock options, warrants and convertible preferred stock. These securities were excluded from the computation of diluted net loss per share for the year ended December 31, 2017 and would have been excluded from the computation for the year ended December 31, 2016, as the effect would be to reduce the net loss per share. The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2017	2016
Options to purchase common stock	2,257,621	53,228
Warrants assumed from Macrocure	54,516	—
Convertible preferred stock and accrued dividends (as converted to common stock)	—	3,273,508

	2,312,137	3,326,736

        In addition to the potentially dilutive securities noted above, as of December 31, 2016, the Company had outstanding notes payable—related party for which principal and unpaid accrued interest

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

12. Net Loss Per Share (Continued)

due under the notes will automatically be converted into the class of the Company's stock issued in the Company's next qualified financing, as defined, based on a conversion price equal to the price per share paid by the investors in the financing. Because the necessary conditions for conversion of the notes had not been met during the year ended December 31, 2016, these notes were excluded from the table above. On January 20, 2017, in connection with and prior to the completion of the merger with Macrocure, the Company's Charter and Bylaws were amended to reflect the conversion of all outstanding shares of the Company's convertible preferred stock into 3,174,523 shares of common stock, and to reflect the conversion of the outstanding note payable and accrued interest into 1,950,768 shares of common stock

13. Commitments and Contingencies

        Lease Agreement—Effective January 1, 2017, the Company entered into an assignment agreement to assume an operating lease for its office space in Cambridge, Massachusetts. Annual rent under the lease, exclusive of operating expenses and real estate taxes, was $289 for the 12-month period ending July 31, 2017, increasing to $297 for the 12-month period ending July 31, 2018 and increasing to $305 for the period ending April 30, 2019. The lease agreement expires April 30, 2019, and the Company has the option to extend the term through April 30, 2022

        Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture TRX518 and DKN-01, our lead product candidates, for use in clinical trials. As of December 31, 2017, noncancelable commitments under these agreements totaled $1,519.

        License and Service Agreements—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company ("Lilly") to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. The Company issued 9,000,000 shares of Series A Stock to Lilly as described in Note 8 in consideration for the grant of the license. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through December 31, 2017.

        License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG ("Lonza"), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through December 31, 2017.

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

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

13. Commitments and Contingencies (Continued)

        A patent covering TRX518 and its uses was granted to the Company by the European Patent Office. Three notices of opposition to this patent were filed by two major pharmaceutical companies and an individual, possibly on behalf of a major pharmaceutical company. At the conclusion of the opposition proceedings in 2016, the Opposition Division of the European Patent Office that decided the case issued an interlocutory decision indicating that the Company's patent should be maintained with modified claims that differ from the claims as originally granted. These claims cover the TRX518 antibody and uses of TRX518 in a method of enhancing an immune response in a subject. In July 2016, the Company filed an appeal of the decision of the Opposition Division seeking to obtain broader claims that more closely reflect the claims as granted in the patent. The Board of Appeal has not scheduled a date for the appeal hearing.

        In 2016, a patent covering the use of TRX518 in combination with a chemotherapeutic agent for treating cancer was granted to the Company by the European patent office. In March 2017, notices of opposition to this patent were filed by ten different entities, including several major pharmaceutical companies.

        Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2017 and 2016.

14. Defined Contribution Plan

        The Company has a 401(k) defined contribution plan (the "401(k) Plan") for substantially all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. The Company makes matching employee contributions in cash to the 401(k) Plan at a rate of 100% of the first 3% of earnings contributed and 50% of the next 2% of earnings contributed. Employees participating in the 401(k) Plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of $137 and $131 for the years ended December 31, 2017 and 2016, respectively.

15. Related Party Transactions

        During the year ended December 31, 2016, the Company reimbursed an entity related to one of its stockholders for shared office space and office related expenses. The total amount charged to the Company was approximately $308 during the year ended December 31, 2016. Effective January 1, 2017, the Company entered into an assignment agreement to assume the operating lease for its office space

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

15. Related Party Transactions (Continued)

in Cambridge, Massachusetts, and accordingly, the Company was not required to reimburse the related party during the year ended December 31, 2017.

        During the years ended December 31, 2017 and 2016 the Company executed promissory notes with stockholders (See Note 6).

        The Company has a license agreement with a stockholder (See Note 13).

        On November 14, 2017, the Company entered into Purchase Agreements with certain Purchasers. Each of the Purchase Agreements was on terms and conditions substantially similar to each other Purchase Agreement and pursuant to such Purchase Agreements, the Company, in a private placement, agreed to issue and sell to the Purchasers an aggregate of 2,958,094 Shares of unregistered Common Stock, at a price per share of $6.085, each share issued with a Warrant to purchase one share of Common Stock at an exercise price of $6.085. HealthCare Ventures IX, L.P. and Eli Lilly and Company, each a more than 5% direct holder of the Company's Common Stock, purchased Common Stock and Warrants in the Private Placement. Each of HealthCare Ventures IX, L.P. and Eli Lilly and Company agreed to purchase the Common Stock and Warrants on the same terms and conditions as the other Purchasers. Three of the Company's directors and executive officers are affiliated with HealthCare Ventures IX, L.P. and its affiliates.

16. Subsequent Events

        For its consolidated financial statements as of December 31, 2017 and for the year then ended, the Company evaluated subsequent events through February 23, 2018, the date on which those financial statements were issued. Other than any events previously described in these notes to the consolidated financial statements no other subsequent events were considered.