Form 10-Q
period 2018-03-31
LEAP THERAPEUTICS, INC.
filed 2018-05-11
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 8, 2018 there were 14,700,681 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

You should refer to Part II, Item 1A, Risk Factors in this Quarterly Report and Part I, Item IA, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on February 23, 2018 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Any forward-looking statements that we make in this Quarterly Report speaks only as of the date of such statement, and, except to the extent required by applicable law, we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,376	$25,737
Research and development incentive receivable	998	1,744
Prepaid expenses and other current assets	289	177
Total current assets	36,663	27,658

Property and equipment, net	123	135
Research and development incentive receivable, net of current portion	632	—
Deferred tax asset	157	158
Other assets	1,111	1,111
Total assets	$38,686	$29,062

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,130	$2,622
Accrued expenses	1,715	3,461
Total current liabilities	5,845	6,083

Non Current liabilities:
Warrant liability	16,713	11,862
Total liabilities	22,558	17,945

Commitments and contingencies (Note 10)

Stockholders' equity:

Common stock, $0.001 par value; 100,000,000 shares authorized; 14,500,681 and 12,354,014 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	15	12
Additional paid-in capital	157,290	141,770
Accumulated other comprehensive loss	(158)	(268)
Accumulated deficit	(141,019)	(130,397)
Total stockholders’ equity	16,128	11,117
Total liabilities, convertible preferred stock and stockholders' equity	$38,686	$29,062

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31
	2018	2017

Operating expenses:
Research and development	$4,231	$6,404
General and administrative	2,113	3,804
Total operating expenses	6,344	10,208
Loss from operations	(6,344)	(10,208)
Interest income	77	50
Interest expense	(6)	—
Interest expense - related party	—	(121)
Australian research and development incentives	646	397
Foreign currency gains (loss)	(144)	468
Loss on change in fair value of warrant liability	(4,851)	—
Net loss	(10,622)	(9,414)
Accretion of preferred stock to redemption value	—	(244)
Net loss attributable to common stockholders	$(10,622)	$(9,658)

Net loss per share - basic and diluted	$(0.85)	$(1.39)

Weighted average common shares outstanding - basic and diluted	12,449,421	6,945,623

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net loss	$(10,622)	$(9,414)

Other comprehensive loss:
Foreign currency translation adjustments	110	(399)
Comprehensive loss	$(10,512)	$(9,813)

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances at December 31, 2017	12,354,014	$12	$141,770	$(268)	$(130,397)	$11,117
Issuance of common stock in connection with Public Offering, net of issuance costs of $1,304	2,146,667	3	14,792	—	—	14,795
Foreign currency translation adjustment	—	—	—	110	—	110
Stock-based compensation	—	—	728	—	—	728
Net loss	—	—	—	—	(10,622)	(10,622)
Balances at March 31, 2018	14,500,681	$15	$157,290	$(158)	$(141,019)	$16,128

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(10,622)	$(9,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12	25
Stock-based compensation expense	728	3,623
Non-cash interest expense - related party	—	121
Change in fair value of warrant liability	4,851	—
Changes in operating assets and liabilities, net of impact of assumed net assets of Macrocure:
Prepaid expenses and other assets	(117)	(70)
Research and development incentive receivable	89	(397)
Accounts payable and accrued expenses	(419)	(237)
Net cash used in operating activities	(5,478)	(6,349)
Cash flows from investing activities:
Purchases of property and equipment	—	(65)
Net cash used in investing activities	—	(65)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with merger with Macrocure	—	21,165
Proceeds from issuance of common stock in connection with Subscription Agreement	—	10,000
Proceeds from the issuance of common stock, net of underwriter commissions and discounts	15,033	—
Proceeds from notes payable - related party	—	750
Payment of deferred offering costs	(28)	(2,067)
Net cash provided by financing activities	15,005	29,848

Effect of exchange rate changes on cash and cash equivalents	112	(427)
Net increase in cash and cash equivalents	9,639	23,007
Cash and cash equivalents at beginning of period	25,737	793
Cash and cash equivalents at end of period	$35,376	$23,800

Supplemental disclosure of non-cash financing activities:
Accretion of preferred stock to redemption value	$—	$244
Offering costs included in accounts payable and accrued expenses	$210	$—
Conversion of notes payable - related party and accrued interest into common stock	$—	$31,145
Conversion of convertible preferred stock into common stock	$—	$70,775
Value of net assets acquired in connection with merger with Macrocure, excluding cash	$—	$96

See notes to condensed consolidated financial statements.

Leap Therapeutics, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

1. Nature of Business, Basis of Presentation and Liquidity

Nature of Business

Leap Therapeutics, Inc. was incorporated in the state of Delaware as Dekkun Corporation on January 3, 2011 and changed its name to HealthCare Pharmaceuticals, Inc. effective May 29, 2014, and then to Leap Therapeutics, Inc. effective November 16, 2015 (the “Company”). During 2015, HealthCare Pharmaceuticals Pty Ltd. (“HCP Australia”) was formed and is a wholly owned subsidiary of the Company. During 2017, the Company merged with Macrocure Ltd. (now “Leap Therapeutics Ltd.”) and its wholly owned subsidiary Macrocure, Inc.

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2018.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of March 31, 2018, statements of operations and statements of comprehensive loss for the three months ended March 31, 2018 and 2017 and statements of cash flows for the three months ended March 31, 2018 and 2017.  Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2018, the Company had an accumulated deficit of $141,019.  During the three months ended March 31, 2018, the Company incurred a net loss of $10,622 and used $5,478 of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents of $35,376 at March 31, 2018, together with the receipt of $1,004 of research and development tax incentive payments in 2018 from the Commonwealth of Australia as a result of the 2017 research and development activities of the Company’s Australian subsidiary, HCP Australia, will be sufficient to fund its operating expenses for at least the next 12 months from issuance of the condensed consolidated financial statements. In addition, the Company will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If the Company does not obtain additional funding or development program cost-sharing, the Company would be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which would adversely affect its business prospects. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed.  The percentage was 43.5% for the year ended December 31, 2017 and for the three months ended March 31, 2018.

The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of $1,630 and $1,744 as of March 31, 2018 and December 31, 2017, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $646 and $397, respectively, in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017 related to refundable research and development incentive program payments in Australia.

The following table shows the change in the research and development incentive receivable from December 31, 2016 to March 31, 2018 (in thousands):

Balance at December 31, 2016	$3,053
Australian research and development incentive income	1,715 (1)
Cash received for 2016 eligible expenses	(3,245)
Foreign currency translation	221
Balance at December 31, 2017	1,744
Australian research and development incentive income	646
Cash received for 2016 eligible overseas research and development expenses	(740)
Foreign currency translation	(20)
Balance at March 31, 2018	$1,630

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated into U.S. dollars at exchange rates as of the consolidated balance sheet date. Equity is translated at historical exchange rates. Revenues and expenses are translated into U.S. dollars at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses are included in the results of operations.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering.

Other Assets

Other assets as of March 31, 2018 and December 31, 2017 included $1,076 of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized.  In addition, as of March 31, 2018, other assets included a deposit of $35 related to the operating lease for the Company’s office space in Cambridge, Massachusetts.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2018 and the year ended December 31, 2017.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
March 31, 2018
Assets:
Cash equivalents	$34,826	$34,826	$—	$—
Total assets	$34,826	$34,826	$—	$—

Liabilities:
Warrant liability	$16,713	$—	$—	$16,713
Total liabilities	$16,713	$—	$—	$16,713

December 31, 2017
Assets:
Cash equivalents	$25,737	$25,737	$—	$—
Total assets	$25,737	$25,737	$—	$—

Liabilities:
Warrant liability	$11,862	$—	$—	$11,862
Total liabilities	$11,862	$—	$—	$11,862

Cash equivalents of $34,826 and $25,737 as of March 31, 2018 and December 31, 2017, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

The carrying value of the research and development incentive receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these assets and liabilities.

A roll-forward of the recurring fair value measurements of the warrant liability categorized with Level 3 inputs are as follows (in thousands):

Balance—December 31, 2017	11,862
Change in fair value	4,851
Balance—March 31, 2018	$16,713

The warrant liability in the table above is composed of the fair value of warrants to purchase common shares that the Company issued in connection with the Private Placement. The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company utilized a Monte Carlo simulation, which is a statistical method used to generate a defined number of share price paths to develop a reasonable estimate of the range of the future expected share prices, to value the warrant liability. The Monte Carlo simulation incorporated assumptions and estimates to value the warrant liability. Estimates and assumptions impacting the fair value measurement included the estimated probability of adjusting the exercise price of the warrants, the number of shares for which the warrants will be exercisable, the remaining contractual term of the warrants, the risk-free interest rate, the expected dividend yield, and the expected volatility of the price of the underlying common shares.

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

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and warrants.

Warrant Liability

In connection with entering into the Private Placement, the Company issued a warrant to purchase common stock with each share of common stock sold in the Private Placement. The Company classified the warrants as a liability on its consolidated balance sheet because each warrant represents a freestanding financial instrument that is not indexed to the Company’s own shares. The warrant liability was initially recorded at fair value upon entering into the Private Placement agreement and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability are recognized as gains (losses) in the condensed consolidated statement of operations. Changes in the fair value of the warrant liability will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

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

New Accounting Pronouncements

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies”, in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2017.

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

Stock Option Grants

On January 20, 2017, in connection with the consummation of the merger with Macrocure, the Company made an option grant to each of three executives to purchase 330,303 of shares of common stock, for a total of 990,909 shares of common stock, pursuant to our Amended and Restated 2012 Equity Incentive Plan. The options were granted at an exercise price $9.90 per share. The options vested 33% on the first anniversary of the date of grant, and vest thereafter in equal monthly installments over a period of two years, generally subject to the executive’s continued employment.

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

4. Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Clinical trials	$1,149	$2,116
Professional fees	325	390
Payroll and related expenses	241	955
Accrued expenses	$1,715	$3,461

5. Notes Payable—Related Party

During 2014, the Company entered into a convertible promissory note with a stockholder, and made multiple drawdowns under the note throughout 2014, 2015 and 2016.  The note accrued interest at a rate of 8% per year until the principal of the note was either repaid or otherwise converted. As of December 31, 2016, the Company owed $29,000 aggregate principal and $1,274 of accrued interest in connection with the promissory note.  Interest expense from the related-party note was $0 and $121 for the three months ended March 31, 2018 and 2017, respectively.

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

6. Warrants

As of March 31, 2018, outstanding warrants to purchase common stock consisted of the following:

March 31, 2018
Number of Shares Issuable	Exercise Price	Exercisable for	Classification

54,516	$0.01	Common Stock	Equity
2,958,094	$6.085	Common Stock	Liability
3,012,610

2017 Warrants

On November 14, 2017, in connection with the Private Placement, the Company issued immediately exercisable warrants to purchase 2,958,094 shares of common stock to investors. The warrants have an exercise price of $6.085 per share and expire on November 14, 2024.

The warrants contain full ratchet anti-dilution protection provisions. Company classifies the warrants as a liability on its consolidated balance sheet because each warrant represents a freestanding financial instrument that, due to the potential variable nature of the exercise price, is not considered to be indexed to the Company’s own shares. The warrant liability was initially recorded at fair value upon entering into the Private Placement and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability are recognized as gains (losses) in the Company’s consolidated statement of operations. Changes in the fair value of the warrant liability will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

The fair value of the warrant liability was determined to be $11,862 on December 31, 2017. The Company remeasured the liability as of March 31, 2018 and determined that the fair value of the warrant liability was $16,713, resulting in a loss of $4,851 recorded in the condensed consolidated statements of operations for the three months ended March 31, 2018.

7. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through March 31, 2018 no dividends have been declared.

As of March 31, 2018, the Company had reserved shares of common stock for the exercise of outstanding stock options and warrants, and the number of shares remaining for grant under the Company’s 2012 Equity Incentive Plan.

Subscription Agreement

On January 20, 2017, prior and subject to the consummation of the merger, the Company and HealthCare Ventures IX, L.P. (“HCV IX”) entered into a subscription agreement pursuant to which HCV IX purchased 1,010,225 shares of the Company’s common stock for $10,000, at a purchase price per share of $9.90.

Definitive Merger Agreement with Macrocure Ltd.

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

Private Placement of Common Stock

On November 14, 2017, the Company entered into purchase agreements (collectively, the “Purchase Agreements”) with certain accredited institutional investors (collectively, the “Purchasers”), each with substantially similar terms and conditions. Pursuant to the Purchase Agreements, the Company agreed to issue and sell to the Purchasers an aggregate of 2,958,094 shares of unregistered common stock at a price per share of $6.085, for gross proceeds of $18,000 (the “Private Placement”). Each common share was issued with a detachable warrant to purchase one share of common stock at an exercise price of $6.085 per share, expiring seven years after the closing of the Purchase Agreements. The common shares issued in the Private Placement have the same rights and privileges as all other issued and outstanding common shares.

The gross proceeds of $18,000 were first allocated to the fair value of the warrants of $14,344 with the remaining proceeds of $3,656 being allocated to the common stock. After giving effect to issuance costs related to the Private Placement, net proceeds were $17,250. If all of the Warrants are exercised in cash at the stated exercise price during the term, the Company will receive additional proceeds of approximately $18,000 and will issue an aggregate of 2,958,094 shares of common stock (the “Warrant Shares”).

The Company incurred $750 of issuance costs associated with the Private Placement which consisted of legal, consulting and regulatory fees. The costs were allocated between the issuance of the common stock and warrants on a pro rata basis with the allocation of the proceeds, with approximately 80% of the costs allocated to the warrants and approximately 20% allocated to the common stock. The issuance costs associated with the common stock totaled $152 and were recorded as a reduction to additional paid-in capital on the consolidated balance sheet. The issuance costs associated with the warrants totaled $598 and were recorded within other expense on the consolidated statement of operations for the year ended December 31, 2017.

HealthCare Ventures IX, L.P. and Eli Lilly and Company, each a holder of more than 5% of the Company’s outstanding common stock, also purchased common stock and warrants in the Private Placement. Each of HealthCare Ventures IX, L.P. and Eli Lilly and Company agreed to purchase the common stock and warrants on the same terms and conditions as the other Purchasers in the Private Placement. Three of the Company’s directors and executive officers are affiliated with HealthCare Ventures IX, L.P. and its affiliates.

Pursuant to the terms of the Purchase Agreements, the Company was obligated to prepare and file with the SEC a registration statement (the “Registration Statement”) to register for resale the shares and the Warrant Shares on or prior to the date 30 days following the closing of the Private Placement, and use its best commercially reasonable efforts, subject to receipt of necessary information from the Purchasers, to cause the SEC to declare the Registration Statement effective within 60 days following the closing of the Private Placement or, if the Registration Statement is selected for review by the SEC, within 90 days following the closing of the Private Placement. In order to comply with such obligation, the Company filed a Registration Statement for the sale of the shares and Warrant Shares issued in the Private Placement on December 14, 2017. Two of the Purchasers opted not to register their shares or Warrant Shares and therefore, such shares and Warrant Shares were excluded from the Registration Statement.

Public Offering of Common Stock

On March 27, 2018, the Company completed a public offering whereby the Company issued 2,146,667 shares of its common stock at a price of $7.50 per share, which included 280,000 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The aggregate net proceeds received by the Company from the offering were approximately $14.8 million, net of underwriting discounts and commissions and estimated offering expenses payable by the Company.

The shares were offered pursuant to an effective shelf registration statement on Form S-3 (File No. 333-223419) that was previously filed by the Company with the SEC on March 2, 2018 and was declared effective by the SEC on March 16, 2018.

8. Equity Incentive Plans

Equity Incentive Plans

In September 2012, the Company adopted the 2012 Equity Incentive Plan, as amended (the “Plan”), which provides designated employees of the Company and its affiliates, certain consultants and advisors who perform services for the Company and its affiliates, and nonemployee members of the Board of Directors of the Company and its affiliates with the opportunity to receive grants of incentive stock options, nonqualified stock options and stock awards. On January 20, 2017, the Company’s stockholders approved the amended and restated 2012 Equity Incentive Plan (the “2012 Plan”), which amended and restated the Plan and was effective in connection with the completion of the Company’s merger with Macrocure.  As of March 31, 2018, there were 1,380,677 outstanding options issued under the 2012 Plan.

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

The Company could also make awards of restricted stock under the 2016 Plan. Restricted stock may be issued for such consideration, in cash, other property or services, or any combination thereof, as is determined by the Board of Directors. During the restriction period applicable to the shares of restricted stock, such shares shall be subject to limitations on transferability, subject to forfeiture or repurchase by the Company and/or subject to other terms and conditions. Upon lapse of such restrictions, the stock certificates representing shares of common stock shall be delivered to the grantee.

A summary of activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value

Outstanding at December 31, 2017	2,257,621	$12.38	8.66	$68
Granted	—	$—
Exercised	—	$—
Forfeited	(7,541)	$7.24
Outstanding at March 31, 2018	2,250,080	$12.40	8.41	$895

Options exercisable at March 31, 2018	1,165,704	$15.79	7.78	$242
Options vested and expected to vest at March 31, 2018	2,250,080	$12.40	8.41	$895

The grant date fair value of the options granted during the year ended December 31, 2017 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the Securities and Exchange Commission’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of comparable public companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods. The Company did not grant any stock options during the three months ended March 31, 2018.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the year ended December 31, 2017 were as follows, presented on a weighted average basis:

Year Ended December 31,
2017

Expected volatility	68.7%
Weighted average risk-free interest rate	2.10%
Expected dividend yield	0.00%
Expected term (in years)	6.6

Stock options generally vest over a three or four year period, as determined by the Compensation Committee of the Board of Directors at the time of grant. The options expire ten years from the grant date. As of March 31, 2018, there was approximately $6,084 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.34 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Research and development	$117	$1,678
General and administrative	611	1,945
Total	$728	$3,623

9. Net Loss Per Share

Basic and diluted net loss per share for the three months ended March 31, 2018 and 2017 was calculated as follows (in thousands except share and per share amounts):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
Numerator:
Net loss	$(10,622)	$(9,414)
Accretion of preferred stock to redemption value	—	(244)
Net loss attributable to common stockholders	$(10,622)	$(9,658)
Denominator:
Weighted average number of common shares outstanding - basic and diluted	12,449,421	6,945,623
Net loss per share attributable to common stockholders - basic and diluted	$(0.85)	$(1.39)

The Company’s potentially dilutive securities include stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2018 and 2017, as the effect would be to reduce the net loss per share. The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017

Options to purchase common stock	2,250,080	1,867,458
Warrants assumed from Macrocure	54,516	54,516
Warrants issued with the Private Placement	2,958,094	—
	5,262,690	1,921,974

10. Commitments and Contingencies

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

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture TRX518 and DKN-01, our lead product candidates, for use in clinical trials. As of March 31, 2018, noncancelable commitments under these agreements totaled $1,583.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”) to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. The Company previously issued 9,000,000 shares of Series A Stock to Lilly in consideration for the grant of the license. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through March 31, 2018.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through March 31, 2018.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2018 or December 31, 2017.

11. Related Party Transactions

During the three months ended March 31, 2017, the Company executed promissory notes with stockholders (See Note 5).

The Company has a license agreement with a stockholder (See Note 10).

On November 14, 2017, the Company entered into Purchase Agreements with certain Purchasers. Each of the Purchase Agreements was on terms and conditions substantially similar to each other Purchase Agreement and pursuant to such Purchase Agreements, the Company, in a private placement, agreed to issue and sell to the Purchasers an aggregate of 2,958,094 Shares of unregistered Common Stock, at a price per share of $6.085, each share issued with a Warrant to purchase one share of Common Stock at an exercise price of $6.085. HealthCare Ventures IX, L.P. and Eli Lilly and Company, each a more than 5% direct holder of the Company’s Common Stock, purchased Common Stock and Warrants in the Private Placement. Each of HealthCare Ventures IX, L.P. and Eli Lilly and Company agreed to purchase the Common Stock and Warrants on the same terms and conditions as the other Purchasers. Three of the Company’s directors and executive officers are affiliated with HealthCare Ventures IX, L.P. and its affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q, including the disclosures under Part II, Item IA “Risk Factors”, and our audited condensed consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission, or the SEC, on February 23, 2018. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and, unless otherwise indicated, amounts are presented in U.S. dollars.

Company Overview

We are a biopharmaceutical company developing novel therapies designed to treat patients with cancer by inhibiting fundamental tumor-promoting pathways and by harnessing the immune system to attack cancer cells. Our strategy is to identify, acquire, and develop molecules that will rapidly translate into high impact therapeutics that generate durable clinical benefit and enhanced patient outcomes.  Our two clinical stage programs are:

•                  DKN-01:  A monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. DKK1 is a protein that regulates the Wnt signaling pathways and enables tumor cells to proliferate and spread, as well as suppresses the immune system from attacking the tumor. When DKN-01 binds to DKK1, an anti-tumor effect can be generated. DKN-01-based therapies have generated responses and clinical benefit in several patient populations. We are currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, biliary tract cancer, or gynecologic cancers. We are focused on two parallel development strategies involving targeted patient populations with Wnt pathway alterations and as a combination with cancer immunotherapy.

•                  TRX518:  A monoclonal antibody targeting the glucocorticoid-induced tumor necrosis factor-related receptor, or GITR. GITR is a receptor found on the surface of a wide range of immune cells. GITR stimulation activates tumor fighting white blood cells and decrease the activity of potentially tumor-protective immunosuppressive cells. TRX518 has been specifically engineered to enhance the immune system’s anti-tumor response by activating GITR signaling without causing the immune cells to be destroyed. We are conducting two clinical trials of TRX518 in patients with advanced solid tumors and have recently begun enrolling combination therapy arms utilizing TRX518 in combination with gemcitabine chemotherapy or with cancer immunotherapies known as PD-1 antagonists.

We intend to apply our extensive experience identifying and developing transformational products to aggressively develop these antibodies and build a pipeline of programs that has the potential to change the practice of cancer medicine.

Recent Developments

During the three months ended March 31, 2018, we made progress with the clinical development of our product candidates:

DKN-01:

•                  Completed enrollment of the dose escalation phase and presented interim data of a clinical trial evaluating DKN-01 and KEYTRUDA® (pembrolizumab) in patients with advanced esophagogastric cancer. Data from the dose escalation phase indicated that the combination was well tolerated with early signals of clinical activity. In the high-dose DKN-01 cohort, one of four evaluable patients naïve to anti-PD-1/PD-L1 therapy had a partial response with a 66% reduction in target tumor volume. This patient has a tumor phenotype which is typically less responsive to anti-PD-1 therapy. The study is now enrolling two expansion cohorts in patients with esophagogastric cancer who are naïve to anti-PD-1/PD-L1 therapy (n=40) and patients who are refractory to anti-PD-1/PD-L1 therapy (n=15).

•                  Presented data on the monotherapy activity of DKN-01 in patients with advanced esophagogastric cancer. Of 16 patients evaluable by central imaging analysis, two patients had a partial response and five patients had stable disease, representing a total disease control rate of 43.8%. One patient who had failed prior investigational immunotherapies had a partial response on DKN-01 monotherapy and remained on study for over a year.

•                  Enrolled the first patients in a clinical study evaluating DKN-01 as a monotherapy and in combination with paclitaxel in patients with endometrioid gynecologic cancers, a population of cancers with frequent alterations of the Wnt signaling pathway resulting in increased expression of DKK1.

TRX518:

•                  Enrolled first patient in a clinical trial evaluating Leap’s GITR agonist, TRX518, in combination with gemcitabine chemotherapy or in combination with KEYTRUDA® (pembrolizumab) or Opdivo® (nivolumab), anti-PD-1 therapies marketed by Merck (known as MSD outside the United States and Canada) or Bristol-Myers Squibb, respectively.

On March 27, 2018, we completed a financing for $16.1 million in gross proceeds, which supports further growth of the company and extends our cash runway into the fourth quarter of 2019.

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Direct research and development by program:
DKN-01 program	$3,193	$4,899
TRX518 program	1,038	1,505

Total research and development expenses	$4,231	$6,404

Australian research and development incentives	$646	$397

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

Companies engaged in research and development may be eligible for either:

•             a 43.5% refundable tax offset for entities with an aggregated turnover of less than A$20 million per annum, or

•             a 38.5% non-refundable tax offset for all other entities.

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

Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 23, 2018 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•             accrued research and development expenses

•             research and development incentive receivable; and

•             stock-based compensation

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$4,231	$6,404	$(2,173)
General and administrative	2,113	3,804	(1,691)
Total operating expenses	6,344	10,208	(3,864)
Loss from operations	(6,344)	(10,208)	3,864
Interest income	77	50	27
Interest expense	(6)	—	(6)
Interest expense - related party	—	(121)	121
Australian research and development incentives	646	397	249
Foreign currency gains	(144)	468	(612)
Loss on change in fair value of warrant liability	(4,851)	—	(4,851)
Net loss	$(10,622)	$(9,414)	$(1,208)

Research and Development Expenses

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
Direct research and development by program:
DKN-01 program	$3,193	$4,899	$(1,706)
TRX518 program	1,038	1,505	(467)

Total research and development expenses	$4,231	$6,404	$(2,173)

Research and development expenses were $4.2 million for the three months ended March 31, 2018, compared to $6.4 million for the three months ended March 31, 2017. The decrease of $2.2 million was primarily due to a decrease of $1.6 million in stock based compensation expense and a decrease of $0.6 million in manufacturing costs related to clinical trial material.

General and Administrative Expenses

General and administrative expenses were $2.1 million for the three months ended March 31, 2018, compared to $3.8 million for the three months ended March 31, 2017. The decrease of $1.7 million in general and administrative expenses was primarily due to a decrease of $1.3 million of stock based compensation expense and a decrease of $0.6 million in legal, audit and consulting fees. These decreases were partially offset by an increase in insurance costs and taxes of $0.2 million.

Interest Income

We recorded interest income of $0.1 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively.

Interest Expense—Related Party

We recorded interest expense—related party of $0 for the three months ended March 31, 2018 compared to $0.1 million for the three months ended March 31, 2017 related to borrowings under our note payable—related party.   On January 20, 2017, in connection with and prior to the completion of the merger with Macrocure, the outstanding note payable and accrued interest was converted into 1,950,768 shares of common stock.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.6 million and $0.4 million in the three months ended March 31, 2018 and 2017, respectively, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

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

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

During the three months ended March 31, 2018, we received $0.7 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the research and development activities of our Australian subsidiary, HCP Australia.

Foreign Currency Gains (loss)

We recorded a foreign currency loss of $0.1 million during the three months ended March 31, 2018, compared to a gain of $0.5 million during the three months ended March 31, 2017.  Foreign currency gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

Loss on Change in Fair Value of Warrant Liability

We recorded a loss on the change in fair value of the warrant liability during the three months ended March 31, 2018. We remeasured the warrant liability as of March 31, 2018 and determined that the fair value was $16.7 million, resulting in a loss of $4.9 million recorded in the condensed consolidated statement of operations for the three months ended March 31, 2018.

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

As of March 31, 2018, we had cash and cash equivalents of $35.4 million. During the three months ended March 31, 2018, we issued common stock in connection with a public offering for net proceeds of $14.8 million.

We expect that our cash and cash equivalents of $35.4 million at March 31, 2018, together with the receipt of $1.0 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the research and development activities of our Australian subsidiary, HealthCare Pharmaceuticals Pty. Ltd., will be sufficient to fund our operating expenses for at least the next 12 months from issuance of the financial statements included in this Quarterly Report on Form 10-Q. In addition, we will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If we do not obtain additional funding or development program cost-sharing, we would be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which would adversely affect our business prospects. The inability to obtain funding, as and when needed, would have a negative impact on Leap’s financial condition and our ability to pursue our business strategies.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash used in operating activities	$(5,478)	$(6,349)
Cash used in investing activities	—	(65)
Cash provided by financing activities	15,005	29,848
Effect of exchange rate changes on cash and cash equivalents	112	(427)
Net increase in cash and cash equivalents	$9,639	$23,007

Operating activities. Net cash used in operating activities for the three months ended March 31, 2018 was primarily related to our net loss from the operation of our business of $10.6 million and net changes in working capital, including a decrease of $0.4 million in accounts payable and accrued expenses, partially offset by a noncash change in the fair value of the warrant liability of $4.9 million and noncash stock based compensation expense of $0.7 million.  The decrease in accounts payable and accrued expenses was due to timing of vendor payments.

Net cash used in operating activities for the three months ended March 31, 2017 was primarily related to our net loss from the operation of our business of $9.4 million and net changes in working capital, including an increase in research and development incentive receivable and a decrease in accounts payable and accrued expenses of $0.4 million and $0.2 million, respectively, partially offset by noncash stock-based compensation expense of $3.6 million. The decreases in accounts payable and accrued expenses was due to the timing of vendor payments.

Investing Activities.  Net cash used in investing activities during the three months ended March 31, 2017 was related to purchases of equipment. There were no investing activities during the three months ended March 31, 2018.

Financing Activities.  Net cash provided by financing activities for the three months ended March 31, 2018 consisted of $15.0 million in proceeds from the issuance of common stock in connection with the March 2018 public offering, net of underwriter commissions and discounts.

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

As of March 31, 2018, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of March 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in our ordinary shares involves a high degree of risk. In addition to the other information contained elsewhere in this report, you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 13, 2017 as filed with the SEC on February 23, 2018, which could materially affect our business, financial condition, operating results or cash flows. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties.

There have been no material changes in the risk factors described in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 23, 2018.

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

10.1

Underwriting Agreement, dated March 23, 2018, by and among Leap Therapeutics, Inc. and Raymond James & Associates, Inc. and Ladenburg Thalmann & Co. Inc., as representatives of the underwriters named therein (incorporated by reference to Exhibit 1.13 to the Current Report on Form 8-K (file No. 001-37990) filed with the Securities and Exchange Commission on March 23, 2018).

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

101 ±

The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and March 31, 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2018 and March 31, 2017, (iv) Condensed Consolidated Statements of Shareholders’ Equity at March 31, 2018 and December 31, 2017 (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

LEAP THERAPEUTICS, INC.

Date:	May 11, 2018	By:	/s/ Christopher K. Mirabelli, Ph.D.
Christopher K. Mirabelli, Ph.D.
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	May 11, 2018	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
Chief Financial Officer, General Counsel, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)