Form 10-Q/A
period 2018-03-31
LEAP THERAPEUTICS, INC.
filed 2018-08-08
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number: 001-37990

LEAP THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-4412575
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

47 Thorndike St, Suite B1-1, Cambridge, MA	02141
Address of Principal Executive Offices	Zip Code

(617) 714-0360

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

As of May 8, 2018 there were 14,700,681 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Explanatory Note

Leap Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its quarterly report on Form 10-Q for the quarterly period ended March 31, 2018, as filed with the Securities and Exchange Commission on May 11, 2018 (the “Original Form 10-Q”), solely to correct the inadvertent omission of certain language required by Item 601(b)(31) of Regulation S-K related to internal control over financial reporting that should appear in the introductory sentence of paragraph 4 of the certification of its Chief Executive Officer filed as Exhibit 31.1 and the certification of its Chief Financial Officer filed as Exhibit 31.2 to the Original Form 10-Q.

Other than the revised and currently dated certifications attached hereto as Exhibits 31.1 and 31.2, amendments to the List of Exhibits contained in Part II, Item 6 of the Original Form 10-Q, and amendments to reflect the filing on Form 10-Q/A, no other changes have been made to the Original Form 10-Q.  This Amendment No. 1 speaks only as of the filing date of the Original Form 10-Q and does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-Q and does not otherwise amend, supplement or update any information contained in the Original Form 10-Q to give effect to any subsequent events.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q/A (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” or the negative of such terms or other comparable terminology. Forward-looking statements appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ability and plan to develop and commercialize DKN-01 and TRX518; status, timing and results of preclinical studies and clinical trials; the potential benefits of DKN-01 and TRX518; the timing of our development programs and seeking regulatory approval of DKN-01 and TRX518; our ability to obtain and maintain regulatory approval; our estimates of expenses and future revenues and profitability; our estimates regarding our capital requirements and our needs for additional financing; our estimates of the size of the potential markets for DKN-01 and TRX518; our ability to attract collaborators with acceptable development, regulatory and commercial expertise; the benefits to be derived from any collaborations, license agreements, and other acquisition efforts, including those relating to the development and commercialization of DKN-01 and TRX518; sources of revenues and anticipated revenues, including contributions from any collaborations or license agreements for the development and commercialization of products; our ability to create an effective sales and marketing infrastructure if we elect to market and sell DKN-01 and TRX518 directly; the rate and degree of market acceptance of DKN-01 and TRX518; the timing and amount or reimbursement for DKN-01 and TRX518; the success of other competing therapies that may become available; the manufacturing capacity for DKN-01 and TRX518; our intellectual property position; our ability to maintain and protect our intellectual property rights; our results of operations, financial condition, liquidity, prospects, growth and strategies; the industry in which we operate; and the trends that may affect the industry or us.

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

INTRODUCTORY COMMENT

References to Leap

Throughout this Quarterly Report on Form 10-Q/A, the “Company,” “Leap,” “Leap Therapeutics,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Leap Therapeutics, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Leap Therapeutics, Inc.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q/A, including the disclosures under Part II, Item IA “Risk Factors”, and our audited condensed consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission, or the SEC, on February 23, 2018. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and, unless otherwise indicated, amounts are presented in U.S. dollars.

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

Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 23, 2018 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q/A. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

We expect that our cash and cash equivalents of $35.4 million at March 31, 2018, together with the receipt of $1.0 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the research and development activities of our Australian subsidiary, HealthCare Pharmaceuticals Pty. Ltd., will be sufficient to fund our operating expenses for at least the next 12 months from issuance of the financial statements included in this Quarterly Report on Form 10-Q/A. In addition, we will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If we do not obtain additional funding or development program cost-sharing, we would be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which would adversely affect our business prospects. The inability to obtain funding, as and when needed, would have a negative impact on Leap’s financial condition and our ability to pursue our business strategies.

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in our ordinary shares involves a high degree of risk. In addition to the other information contained elsewhere in this report, you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 23, 2018, which could materially affect our business, financial condition, operating results or cash flows. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties.

There have been no material changes in the risk factors described in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 23, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index immediately prior to the signature page to this Quarterly Report on Form 10-Q/A for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

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

31.1 ±		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 ±		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 ±	**	Principal Executive Officer Certification and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 ±

The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and March 31, 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2018 and March 31, 2017, (iv) Condensed Consolidated Statements of Shareholders’ Equity at March 31, 2018 and December 31, 2017 (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

±Exhibits filed herewith

** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP THERAPEUTICS, INC.

Date: August 8, 2018	By:	/s/ Christopher K. Mirabelli, Ph.D.
Christopher K. Mirabelli, Ph.D. President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Douglas E. Onsi
Douglas E. Onsi Chief Financial Officer, General Counsel, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)