Form 10-Q
period 2018-06-30
LEAP THERAPEUTICS, INC.
filed 2018-08-08
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

N/A

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 6, 2018 there were 14,700,681 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,481	$25,737
Research and development incentive receivable	959	1,744
Prepaid expenses and other current assets	608	177
Total current assets	32,048	27,658

Property and equipment, net	111	135
Research and development incentive receivable, net of current portion	851	—
Deferred tax asset	151	158
Other assets	1,246	1,111
Total assets	$34,407	$29,062
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,766	$2,622
Accrued expenses	1,261	3,461
Total current liabilities	6,027	6,083

Non Current liabilities:
Warrant liability	16,245	11,862
Total liabilities	22,272	17,945
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 14,700,681 and 12,354,014 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	15	12
Additional paid-in capital	160,522	141,770
Accumulated other comprehensive loss	(19)	(268)
Accumulated deficit	(148,383)	(130,397)
Total stockholders’ equity	12,135	11,117
Total liabilities and stockholders’ equity	$34,407	$29,062

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Operating expenses:
Research and development	$4,234	$4,881	$8,465	$11,285
General and administrative	2,603	2,135	4,716	5,939
Total operating expenses	6,837	7,016	13,181	17,224
Loss from operations	(6,837)	(7,016)	(13,181)	(17,224)
Interest income	122	49	199	99
Interest expense	(8)	—	(14)	—
Interest expense - related party	—	—	—	(121)
Australian research and development incentives	243	494	889	891
Foreign currency gains (loss)	(222)	(432)	(366)	36
Change in fair value of warrant liability	(662)	—	(5,513)	—
Net loss	(7,364)	(6,905)	(17,986)	(16,319)
Accretion of preferred stock to redemption value	—	—	—	(244)
Net loss attributable to common stockholders	$(7,364)	$(6,905)	$(17,986)	$(16,563)

Net loss per share - basic and diluted	$(0.50)	$(0.74)	$(1.32)	$(2.03)
Weighted average common shares outstanding - basic and diluted	14,691,890	9,392,081	13,576,850	8,171,078

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(7,364)	$(6,905)	$(17,986)	$(16,319)

Other comprehensive income:
Foreign currency translation adjustments	139	436	249	37
Comprehensive loss	$(7,225)	$(6,469)	$(17,737)	$(16,282)

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances at December 31, 2017	12,354,014	$12	$141,770	$(268)	$(130,397)	$11,117
Issuance of common stock in connection with Public Offering, net of issuance costs of $1,304	2,146,667	3	14,793	—	—	14,796
Issuance of common stock upon exercise of warrants	200,000	—	2,347	—	—	2,347
Foreign currency translation adjustment	—	—	—	249	—	249
Stock-based compensation	—	—	1,612	—	—	1,612
Net loss	—	—	—	—	(17,986)	(17,986)
Balances at June 30, 2018	14,700,681	$15	$160,522	$(19)	$(148,383)	$12,135

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(17,986)	$(16,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	24	25
Stock-based compensation expense	1,612	4,256
Non-cash interest expense - related party	—	121
Change in fair value of warrant liability	5,513	—
Changes in operating assets and liabilities, net of impact of assumed net assets of Macrocure:
Prepaid expenses and other assets	(570)	(134)
Research and development incentive receivable	(168)	(891)
Accounts payable and accrued expenses	44	(469)
Net cash used in operating activities	(11,531)	(13,411)
Cash flows from investing activities:
Purchases of property and equipment	—	(66)
Net cash used in investing activities	—	(66)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with merger with Macrocure	—	21,165
Proceeds from issuance of common stock in connection with Subscription Agreement	—	10,000
Proceeds from the issuance of common stock, net of underwriter commissions and discounts	15,034	—
Proceeds from exercise of common stock warrants	1,217
Proceeds from notes payable - related party	—	750
Proceeds from the exercise of stock options	—	20
Payment of deferred offering costs	(238)	(2,067)
Net cash provided by financing activities	16,013	29,868

Effect of exchange rate changes on cash and cash equivalents	262	(13)
Net increase in cash and cash equivalents	4,744	16,378
Cash and cash equivalents at beginning of period	25,737	793
Cash and cash equivalents at end of period	$30,481	$17,171

Supplemental disclosure of non-cash financing activities:
Reduction in fair value of warrant liability as a result of exercise of common stock warrants	$1,130	$—
Accretion of preferred stock to redemption value	$—	$244
Conversion of notes payable - related party and accrued interest into common stock	$—	$31,145
Conversion of convertible preferred stock into common stock	$—	$70,775
Value of net assets acquired in connection with merger with Macrocure, excluding cash	$—	$96

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2018.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of June 30, 2018, statements of operations and statements of comprehensive loss for the three and six months ended June 30, 2018 and 2017 and statements of cash flows for the six months ended June 30, 2018 and 2017.  Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2018, the Company had an accumulated deficit of $148,383 and during the six months ended June 30, 2018, the Company incurred a net loss of $17,986. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents of $30,481 at June 30, 2018, together with the receipt of $959 of research and development tax incentive payments in 2018 from the Commonwealth of Australia as a result of the 2017 research and development activities of the Company’s Australian subsidiary, HCP Australia, will be sufficient to fund its operating expenses for at least the next 12 months from issuance of the condensed consolidated financial statements. In addition, the Company will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If the Company does not obtain additional funding or development program cost-sharing, the Company would be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which would adversely affect its business prospects. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed.  The percentage was 43.5% for the year ended December 31, 2017 and for the six months ended June 30, 2018.

The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of $1,810 and $1,744 as of June 30, 2018 and December 31, 2017, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $243 and $494, respectively, for the three months ended June 30, 2018 and 2017 and $889 and $891, respectively, for the six months ended June 30, 2018 and 2017 in the condensed consolidated statements of operations related to refundable research and development incentive program payments in Australia.

The following table shows the change in the research and development incentive receivable from December 31, 2016 to June 30, 2018 (in thousands):

Balance at December 31, 2016	$3,053
Australian research and development incentive income	1,715 (1)
Cash received for 2016 eligible expenses	(3,245)
Foreign currency translation	221
Balance at December 31, 2017	1,744
Australian research and development incentive income	889
Cash received for 2016 eligible overseas research and development expenses	(740)
Foreign currency translation	(83)
Balance at June 30, 2018	$1,810

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

Foreign Currency Translation

The financial statements of the Company’s Australian subsidiary are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated into U.S. dollars at an exchange rate as of the consolidated balance sheet date. Equity is translated at historical exchange rates. Revenues and expenses are translated into U.S. dollars at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses are included in the results of operations.

Other Assets

Other assets as of June 30, 2018 and December 31, 2017 included $1,176 and $1,076, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized.  In addition, as of June 30, 2018, other assets included a deposit of $70 related to the operating lease for the Company’s office space in Cambridge, Massachusetts.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the six months ended June 30, 2018 and the year ended December 31, 2017.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2018
Assets:
Cash equivalents	$30,481	$30,481	$—	$—
Total assets	$30,481	$30,481	$—	$—

Liabilities:
Warrant liability	$16,245	$—	$—	$16,245
Total liabilities	$16,245	$—	$—	$16,245

December 31, 2017
Assets:
Cash equivalents	$25,737	$25,737	$—	$—
Total assets	$25,737	$25,737	$—	$—

Liabilities:
Warrant liability	$11,862	$—	$—	$11,862
Total liabilities	$11,862	$—	$—	$11,862

Cash equivalents of $30,481 and $25,737 as of June 30, 2018 and December 31, 2017, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

The carrying value of the research and development incentive receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these assets and liabilities.

A roll-forward of the recurring fair value measurements of the warrant liability categorized with Level 3 inputs are as follows (in thousands):

Balance—December 31, 2017	11,862
Change in fair value	4,851
Balance—March 31, 2018	16,713
Exercise of warrants	(1,130)
Change in fair value	662
Balance—June 30, 2018	$16,245

The warrant liability in the table above is composed of the fair value of warrants to purchase common shares that the Company issued in connection with the private placement of common stock in November 2017. The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company utilized a Monte Carlo simulation, which is a statistical method used to generate a defined number of share price paths to develop a reasonable estimate of the range of the future expected share prices, to value the warrant liability. The Monte Carlo simulation incorporated assumptions and estimates to value the warrant liability. Estimates and assumptions impacting the fair value measurement included the estimated probability of adjusting the exercise price of the warrants, the number of shares for which the warrants will be exercisable, the remaining contractual term of the warrants, the risk-free interest rate, the expected dividend yield, and the expected volatility of the price of the underlying common shares.

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

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required.

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

4. Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2018	2017

Clinical trials	$649	$2,116
Professional fees	120	390
Payroll and related expenses	492	955
Accrued expenses	$1,261	$3,461

5. Notes Payable—Related Party

During 2014, the Company entered into a convertible promissory note with a stockholder, and made multiple drawdowns under the note throughout 2014, 2015 and 2016.  The note accrued interest at a rate of 8% per year until the principal of the note was either repaid or otherwise converted. As of December 31, 2016, the Company owed $29,000 aggregate principal and $1,274 of accrued interest in connection with the promissory note.  Interest expense from the related-party note was $0 and $121 for the six months ended June 30, 2018 and 2017, respectively.

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

6. Warrants

As of June 30, 2018, outstanding warrants to purchase common stock consisted of the following:

June 30, 2018
Number of Shares Issuable	Exercise Price	Exercisable for	Classification

54,516	$0.01	Common Stock	Equity
2,758,094	$6.085	Common Stock	Liability
2,812,610

2017 Warrants

On November 14, 2017, in connection with the Private Placement, the Company issued immediately exercisable warrants to purchase 2,958,094 shares of common stock to investors. The warrants have an exercise price of $6.085 per share and expire on November 14, 2024. During the three months ended June 30, 2018, there were 200,000 warrants exercised resulting in gross proceeds to the Company of $1,217.

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

The fair value of the warrant liability was determined to be $11,862 as of December 31, 2017. The Company remeasured the liability as of March 31 and June 30, 2018, resulting in a loss of $662 and $5,513, respectively, recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2018.

7. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through June 30, 2018 no dividends have been declared.

As of June 30, 2018, the Company had reserved shares of common stock for the exercise of outstanding stock options and warrants, and the number of shares remaining for grant under the Company’s 2012 Equity Incentive Plan.

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

The gross proceeds of $18,000 were first allocated to the fair value of the warrants of $14,344 with the remaining proceeds of $3,656 being allocated to the common stock. After giving effect to issuance costs related to the Private Placement, net proceeds were $17,250. If all of the Warrants are exercised in cash at the stated exercise price during the term, the Company will receive additional proceeds of approximately $18,000 and will issue an aggregate of 2,958,094 shares of common stock (the “Warrant Shares”). During the three months ended June 30, there were 200,000 warrants exercised, resulting in gross proceeds to the Company of $1,217.

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

Public Offering of Common Stock

On March 27, 2018, the Company completed a public offering whereby the Company issued 2,146,667 shares of its common stock at a price of $7.50 per share, which included 280,000 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The aggregate net proceeds received by the Company from the offering were approximately $14,796, net of underwriting discounts and commissions and estimated offering expenses payable by the Company.

The shares were offered pursuant to an effective shelf registration statement on Form S-3 (File No. 333-223419) that was previously filed by the Company with the SEC on March 2, 2018 and was declared effective by the SEC on March 16, 2018.

8. Equity Incentive Plans

Equity Incentive Plans

In September 2012, the Company adopted the 2012 Equity Incentive Plan, as amended (the “Plan”), which provides designated employees of the Company and its affiliates, certain consultants and advisors who perform services for the Company and its affiliates, and nonemployee members of the Board of Directors of the Company and its affiliates with the opportunity to receive grants of incentive stock options, nonqualified stock options and stock awards. On January 20, 2017, the Company’s stockholders approved the amended and restated 2012 Equity Incentive Plan (the “2012 Plan”), which amended and restated the Plan and was effective in connection with the completion of the Company’s merger with Macrocure.  As of June 30, 2018, there were 1,380,468 outstanding options issued under the 2012 Plan.

On January 20, 2017, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”), which was effective in connection with the completion of the Company’s merger with Macrocure. The number of shares of common stock issuable pursuant to outstanding awards granted under the 2016 Plan may not exceed the number that is equal to the sum of (i) 854,321 shares of common stock plus (ii) the number of shares of common stock (not to exceed 103,023 shares) subject to out-of-

the-money options issued by Macrocure prior to the closing of the merger and assumed by the Company pursuant to the merger agreement upon consummation of the merger that expire unexercised. Beginning on January 1, 2018, the number of shares of common stock authorized for issuance pursuant to the 2016 Plan will be increased each January 1 by an amount equal to four percent (4%) of the Company’s outstanding common stock as of the end of the immediately preceding calendar year or such other amount as determined by the compensation committee of the Company’s Board of Directors.

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

A summary of activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value

Outstanding at December 31, 2017	2,257,621	$12.38	8.66	$68
Granted	432,300	$7.73
Exercised	—	$—
Forfeited	(39,466)	$7.25
Outstanding at June 30, 2018	2,650,455	$11.70	8.32	$1,728

Options exercisable at June 30, 2018	1,312,399	$15.02	7.49	$429
Options vested and expected to vest at June 30, 2018	2,650,455	$11.70	8.32	$1,728

The grant date fair value of the options granted during the year ended December 31, 2017 and the six months ended June 30, 2018, was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the Securities and Exchange Commission’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of comparable public companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the year ended December 31, 2017 and the six months ended June 30, 2018 were as follows, presented on a weighted average basis:

	Year Ended December 31,	Six Months Ended June 30,
	2017	2018

Expected volatility	68.7%	66.9%
Weighted average risk-free interest rate	2.1%	2.8%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	6.6	7.0

Stock options generally vest over a three or four year period, as determined by the Compensation Committee of the Board of Directors at the time of grant. The options expire ten years from the grant date. As of June 30, 2018, there was approximately $7,268 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.41 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Research and development	$162	$38	$279	$1,716
General and administrative	722	595	1,333	2,540
Total	$884	$633	$1,612	$4,256

9. Net Loss Per Share

Basic and diluted net loss per share for the three and six months ended June 30, 2018 and 2017 was calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(7,364)	$(6,905)	$(17,986)	$(16,319)
Accretion of preferred stock to redemption value	—	—	—	(244)
Net loss attributable to common stockholders	$(7,364)	$(6,905)	$(17,986)	$(16,563)
Denominator:
Weighted average number of common shares outstanding - basic and diluted	14,691,890	9,392,081	13,576,850	8,171,078
Net loss per share attributable to common stockholders - basic and diluted	$(0.50)	$(0.74)	$(1.32)	$(2.03)

The Company’s potentially dilutive securities include stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2018 and 2017, as the effect would be to reduce the net loss per share. The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Options to purchase common stock	2,650,455	1,863,722	2,650,455	1,863,722
Warrants assumed from Macrocure	54,516	54,516	54,516	54,516
Warrants issued with the Private Placement	2,758,094	—	2,758,094	—
	5,463,065	1,918,238	5,463,065	1,918,238

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

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture TRX518 and DKN-01, its lead product candidates, for use in clinical trials. As of June 30, 2018, noncancelable commitments under these agreements totaled $1,075.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”) to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. The Company previously issued 9,000,000 shares of Series A Stock to Lilly in consideration for the grant of the license. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through June 30, 2018.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through June 30, 2018.

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

In 2016, a patent covering the use of TRX518 in combination with a chemotherapeutic agent for treating cancer was granted to the Company by the European Patent Office. In March 2017, notices of opposition to this patent were filed by ten different entities, including several major pharmaceutical companies. The Company filed responses to all grounds of opposition argued by the Opponents.  Subsequently, the Opposition Division scheduled oral proceedings to begin at the European Patent Office on December 4, 2018.  The Opposition Division also rendered a preliminary opinion that many of the claims of the patent did not comply with certain requirements for patentability at the European Patent Office.  The Company is developing arguments and evidence to rebut the preliminary opinion of the Opposition Division and intends to defend the patent through the Opposition proceedings.

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2018 or December 31, 2017.

11. Related Party Transactions

During the six months ended June 30, 2017, the Company executed promissory notes with stockholders (See Note 5).

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

Recent Developments

Since the end of the first quarter, we have made substantial progress with the development of our product candidates:

•                  Presented clinical results from our study evaluating DKN-01 in combination with KEYTRUDA® (pembrolizumab) in patients with advanced esophagogastric cancer.

•                  Combination has been well tolerated with no dose limiting toxicity.

•                  In the high-dose DKN-01 cohort of dose escalation, two of four evaluable patients naïve to anti-PD-1/PD-L1 therapy have had a partial response, with two other evaluable patients having a best response of stable disease.

•                  Both of the responding patients have a tumor phenotype which is typically less responsive to anti-PD-1 therapy.

•                  Currently enrolling expansion cohorts in patients who are naïve to anti-PD-1/PD-L1 therapy and patients who are refractory to anti-PD-1/PD-L1 therapy.

•                  The treatment-naïve cohort has passed the Simon Stage 2 threshold.

•                  Enrollment of the full study is expected during the first quarter of 2019.

•                  Additional data from this study will be presented at the European Society for Molecular Oncology 2018 Annual Meeting in October.

•                  Announced a collaboration agreement with Pfizer and Merck KGaA, Darmstadt, Germany to evaluate TRX518 in combination with BAVENCIO® (avelumab) and cyclophosphamide chemotherapy.

•                  Under the terms of the collaboration, we will be conducting a Phase I/II clinical trial in advanced solid tumors including expansion populations in patients with relapsed/refractory ovarian, breast, and prostate cancers.

•                  The study is expected to begin enrolling patients in the first quarter of 2019.

•                  Presented initial data from our clinical trial evaluating TRX518 in combination with gemcitabine chemotherapy or in combination with KEYTRUDA® (pembrolizumab) or OPDIVO® (nivolumab).

•                  The first two patients treated with the higher dose of TRX518 in combination with KEYTRUDA have experienced clinical benefit after the end of two cycles of therapy.

•                  Esophageal squamous cell carcinoma patient demonstrated a partial response with a 36% reduction in tumor volume.

•                  Ocular melanoma patient experienced stable disease with a 23% reduction in tumor volume.

•                  Seven patients have been treated with the lower dose of TRX518 in combination with OPDIVO.

•                  Urothelial carcinoma patient who had progressed while on KEYTRUDA has had a partial response with a 39% reduction in tumor volume after the end of two cycles.

•                  Four other patients experienced progressive disease, one patient was non-evaluable, and one patient has not yet had any on treatment disease evaluation.

•                  Enrollment continues in the dose escalation phase for both the KEYTRUDA and OPDIVO combinations and in the dose expansion phase for the gemcitabine combination.

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Direct research and development by program:
DKN-01 program	$3,652	$2,693	$6,845	$7,592
TRX518 program	582	2,188	1,620	3,693

Total research and development expenses	$4,234	$4,881	$8,465	$11,285
Australian research and development incentives	$243	$494	$889	$891

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

Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 23, 2018 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•               accrued research and development expenses

•               research and development incentive receivable; and

•               stock-based compensation

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$4,234	$4,881	$(647)
General and administrative	2,603	2,135	468
Total operating expenses	6,837	7,016	(179)
Loss from operations	(6,837)	(7,016)	179
Interest income	122	49	73
Interest expense	(8)	—	(8)
Australian research and development incentives	243	494	(251)
Foreign currency gains	(222)	(432)	210
Change in fair value of warrant liability	(662)	—	(662)
Net loss	$(7,364)	$(6,905)	$(459)

Research and Development Expenses

	Three Months Ended June 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Direct research and development by program:
DKN-01 program	$3,652	$2,693	$959
TRX518 program	582	2,188	(1,606)

Total research and development expenses	$4,234	$4,881	$(647)

Research and development expenses were $4.2 million for the three months ended June 30, 2018, compared to $4.9 million for the three months ended June 30, 2017. The decrease of $0.7 million was primarily due to a decrease of $0.4 million in manufacturing costs related to clinical trial material due to timing of manufacturing campaigns and a decrease of $0.2 million in clinical trial costs due to a modification of an agreement executed with one of our contract research organizations (CRO).  There was also a decrease of $0.2 million in consulting fees associated with research and development activities. These decreases were partially offset by an increase of $0.1 million in stock based compensation expense due to new stock options granted to employees and directors during the three months ended June 30, 2018.

General and Administrative Expenses

General and administrative expenses were $2.6 million for the three months ended June 30, 2018, compared to $2.1 million for the three months ended June 30, 2017. The increase of $0.5 million in general and administrative expenses was primarily due to a $0.4 million increase in legal, audit and consulting fees associated with corporate and business development activities and an increase of $0.1 million of stock based compensation expense due to new stock options granted to employees and directors during the three months ended June 30, 2018.

Interest Income

We recorded interest income of $0.1 million and $0.1 million during the three months ended June 30, 2018 and 2017, respectively.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.2 million and $0.5 million in the three months ended June 30, 2018 and 2017, respectively, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

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

Foreign Currency Gains (loss)

We recorded foreign currency losses of $0.2 million and $0.4 million, respectively, during the three months ended June 30, 2018 and 2017.  Foreign currency gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

Loss on Change in Fair Value of Warrant Liability

We recorded a loss on the change in fair value of the warrant liability during the three months ended June 30, 2018. We remeasured the warrant liability as of June 30, 2018 and determined that the fair value was $16.2 million, resulting in a loss of $0.7 million recorded in the condensed consolidated statement of operations for the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$8,465	$11,285	$(2,820)
General and administrative	4,716	5,939	(1,223)
Total operating expenses	13,181	17,224	(4,043)
Loss from operations	(13,181)	(17,224)	4,043
Interest income	199	99	100
Interest expense	(14)	—	(14)
Interest expense - related party	—	(121)	121
Australian research and development incentives	889	891	(2)
Foreign currency gains	(366)	36	(402)
Change in fair value of warrant liability	(5,513)	—	(5,513)
Net loss	$(17,986)	$(16,319)	$(1,667)

Research and Development Expenses

	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Direct research and development by program:
DKN-01 program	$6,845	$7,592	$(747)
TRX518 program	1,620	3,693	(2,073)

Total research and development expenses	$8,465	$11,285	$(2,820)

Research and development expenses were $8.5 million for the six months ended June 30, 2018, compared to $11.3 million for the six months ended June 30, 2017. The decrease of $2.8 million was primarily due to a decrease of $1.4 million in stock based compensation expense due to an increased number of stock options granted during the six months ended June 30, 2017 in connection with the merger with Macrocure. There was also a decrease of $0.7 million in manufacturing costs related to clinical trial material due to timing of manufacturing campaigns and a decrease of $0.4 million in consulting fees associated with research and development activities.  Clinical trial costs also decreased by $0.3 million due to a modification of an agreement executed with one of our CROs.

General and Administrative Expenses

General and administrative expenses were $4.7 million for the six months ended June 30, 2018, compared to $5.9 million for the six months ended June 30, 2017. The decrease of $1.2 million in general and administrative expenses was primarily due to a decrease of $1.2 million of stock based compensation expense due to an increased number of stock options granted during the six months ended June 30, 2017 in connection with the merger with Macrocure and charges associated with the acceleration of vesting of all unvested Macrocure equity awards.

Interest Income

We recorded interest income of $0.2 million and $0.1 million during the six months ended June 30, 2018 and 2017, respectively.

Interest Expense—Related Party

We recorded interest expense—related party of $0 and $0.1 million, respectively, for the six months ended June 30, 2018 and 2017 related to borrowings under our note payable—related party.   On January 20, 2017, in connection with and prior to the completion of the merger with Macrocure, the outstanding note payable and accrued interest was converted into 1,950,768 shares of common stock.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.9 million and $0.9 million in the six months ended June 30, 2018 and 2017, respectively, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

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

During the six months ended June 30, 2018, we received $0.7 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the research and development activities of our Australian subsidiary, HCP Australia.

Foreign Currency Gains (loss)

We recorded a foreign currency loss of $0.4 million during the six months ended June 30, 2018.  During the six months ended June 30, 2017, we recorded an immaterial amount of foreign currency gains.  Foreign currency gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

Loss on Change in Fair Value of Warrant Liability

We recorded a loss on the change in fair value of the warrant liability during the six months ended June 30, 2018. We remeasured the warrant liability as of June 30, 2018 and determined that the fair value was $16.2 million, resulting in a loss of $5.5 million recorded in the condensed consolidated statement of operations for the six months ended June 30, 2018.

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

As of June 30, 2018, we had cash and cash equivalents of $30.5 million.

We expect that our cash and cash equivalents of $30.5 million at June 30, 2018, together with the receipt of $1.0 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the research and development activities of our Australian subsidiary, HealthCare Pharmaceuticals Pty. Ltd., will be sufficient to fund our operating expenses for at least the next 12 months from issuance of the financial statements included in this Quarterly Report on Form 10-Q. In addition, we will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If we do not obtain additional funding or development program cost-sharing, we would be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which would adversely affect our business prospects. The inability to obtain funding, as and when needed, would have a negative impact on Leap’s financial condition and our ability to pursue our business strategies.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(11,531)	$(13,411)
Cash used in investing activities	—	(66)
Cash provided by financing activities	16,013	29,868
Effect of exchange rate changes on cash and cash equivalents	262	(13)
Net increase in cash and cash equivalents	$4,744	$16,378

Operating activities. Net cash used in operating activities for the six months ended June 30, 2018 was primarily related to our net loss from the operation of our business of $18.0 million and net changes in working capital, including an increase of $0.6 million in prepaid expenses and other assets and an increase in research and development receivable of $0.2 million, partially offset by a noncash change in the fair value of the warrant liability of $5.5 million and noncash stock based compensation expense of $1.6 million.

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

Investing Activities.  Net cash used in investing activities during the six months ended June 30, 2017 was related to purchases of equipment. There were no investing activities during the six months ended June 30, 2018.

Financing Activities.  Net cash provided by financing activities for the six months ended June 30, 2018 consisted of $15.0 million in proceeds from the issuance of common stock in connection with the March 2018 public offering, net of underwriter commissions and discounts and $1.2 million in proceeds from the exercise of common stock warrants, partially offset by payments of $0.2 million for deferred offering costs.

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

As of June 30, 2018, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of June 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three and six months ended June 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

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

101 ±

The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and June 30, 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2018 and June 30, 2017, (iv) Condensed Consolidated Statements of Shareholders’ Equity at June 30, 2018 and December 31, 2017 (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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