Form 10-Q
period 2018-09-30
LEAP THERAPEUTICS, INC.
filed 2018-11-09
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2018 there were 14,703,159 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,249	$25,737
Research and development incentive receivable	937	1,744
Prepaid expenses and other current assets	191	177
Total current assets	24,377	27,658

Property and equipment, net	98	135
Research and development incentive receivable, net of current portion	1,131	—
Deferred tax asset	147	158
Other assets	1,373	1,111
Total assets	$27,126	$29,062
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,149	$2,622
Accrued expenses	1,897	3,461
Total current liabilities	6,046	6,083

Non Current liabilities:
Warrant liability	14,452	11,862
Total liabilities	20,498	17,945
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 14,703,159 and 12,354,014 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	15	12
Additional paid-in capital	161,468	141,770
Accumulated other comprehensive income (loss)	160	(268)
Accumulated deficit	(155,015)	(130,397)
Total stockholders’ equity	6,628	11,117
Total liabilities and stockholders’ equity	$27,126	$29,062

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Operating expenses:
Research and development	$6,457	$6,802	$14,922	$18,087
General and administrative	2,142	1,780	6,858	7,719
Total operating expenses	8,599	8,582	21,780	25,806
Loss from operations	(8,599)	(8,582)	(21,780)	(25,806)
Interest income	128	40	327	130
Interest expense	(4)	(21)	(18)	(12)
Interest expense - related party	—	—	—	(121)
Australian research and development incentives	299	961	1,188	1,852
Foreign currency gains (loss)	(249)	787	(615)	823
Change in fair value of warrant liability	1,793	—	(3,720)	—
Net loss	(6,632)	(6,815)	(24,618)	(23,134)
Accretion of preferred stock to redemption value	—	—	—	(244)
Net loss attributable to common stockholders	$(6,632)	$(6,815)	$(24,618)	$(23,378)

Net loss per share
Basic	$(0.45)	$(0.73)	$(1.76)	$(2.72)
Diluted	$(0.55)	$(0.73)	$(1.76)	$(2.72)

Weighted average common shares outstanding
Basic	14,701,785	9,395,920	13,955,949	8,584,558
Diluted	15,211,716	9,395,920	13,955,949	8,584,558

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(6,632)	$(6,815)	$(24,618)	$(23,134)

Other comprehensive loss:
Foreign currency translation adjustments	179	(600)	428	(563)
Comprehensive loss	$(6,453)	$(7,415)	$(24,190)	$(23,697)

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2017	12,354,014	$12	$141,770	$(268)	$(130,397)	$11,117
Issuance of common stock in connection with Public Offering, net of issuance costs of $1,304	2,146,667	3	14,793	—	—	14,796
Issuance of common stock upon exercise of warrants	200,000	—	2,347	—	—	2,347
Issuance of common stock upon exercise of stock options	2,478	—	14	—	—	14
Foreign currency translation adjustment	—	—	—	428	—	428
Stock-based compensation	—	—	2,544	—	—	2,544
Net loss	—	—	—	—	(24,618)	(24,618)
Balances at September 30, 2018	14,703,159	$15	$161,468	$160	$(155,015)	$6,628

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(24,618)	$(23,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	37	35
Stock-based compensation expense	2,544	4,905
Non-cash interest expense - related party	—	121
Change in fair value of warrant liability	3,720	—
Changes in operating assets and liabilities, net of impact of assumed net assets of Macrocure:
Prepaid expenses and other assets	(115)	(148)
Research and development incentive receivable	(480)	1,318
Accounts payable and accrued expenses	(71)	1,135
Net cash used in operating activities	(18,983)	(15,768)
Cash flows from investing activities:
Purchases of property and equipment	—	(64)
Net cash used in investing activities	—	(64)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with merger with Macrocure	—	21,165
Proceeds from issuance of common stock in connection with Subscription Agreement	—	10,000
Proceeds from the issuance of common stock, net of underwriter commissions and discounts	15,034	—
Payment of deferred offering costs	(319)	(2,067)
Proceeds from exercise of common stock warrants	1,217
Proceeds from notes payable - related party	—	750
Proceeds from the exercise of stock options	14	20
Net cash provided by financing activities	15,946	29,868

Effect of exchange rate changes on cash and cash equivalents	549	(626)
Net increase (decrease) in cash and cash equivalents	(2,488)	13,410
Cash and cash equivalents at beginning of period	25,737	793
Cash and cash equivalents at end of period	$23,249	$14,203

Supplemental disclosure of non-cash financing activities:
Reduction in fair value of warrant liability as a result of exercise of common stock warrants	$1,130	$—
Deferred offering costs included in accounts payable	$81	$—
Accretion of preferred stock to redemption value	$—	$244
Conversion of notes payable - related party and accrued interest convertible preferred stock into common stock	$—	$31,145
Conversion of convertible preferred stock into common stock	$—	$70,775
Value of net assets acquired in connection with merger with Macrocure, excluding cash	$—	$96

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2018.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of September 30, 2018, statements of operations and statements of comprehensive loss for the three and nine months ended September 30, 2018 and 2017 and statements of cash flows for the nine months ended September 30, 2018 and 2017.  Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2018, the Company had an accumulated deficit of $155,015 and during the nine months ended September 30, 2018, the Company incurred a net loss of $24,618. The Company expects to continue to generate operating losses in the foreseeable future. The Company had cash and cash equivalents of $23,249 at September 30, 2018. The foregoing matters give rise to a substantial doubt about the Company’s ability to continue as a going concern for one year after the Company’s financial statements have been issued. The Company will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If the Company does not obtain additional funding or development program cost-sharing, the Company will be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which would adversely affect its business prospects. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed.  The percentage was 43.5% for the year ended December 31, 2017 and for the nine months ended September 30, 2018.

The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of $2,068 and $1,744 as of September 30, 2018 and December 31, 2017, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $299 and $961, respectively, for the three months ended September 30, 2018 and 2017 and $1,188 and $1,852, respectively, for the nine months ended September 30, 2018 and 2017 in the condensed consolidated statements of operations related to refundable research and development incentive program payments in Australia.

The following table shows the change in the research and development incentive receivable from December 31, 2016 to September 30, 2018 (in thousands):

Balance at December 31, 2016	$3,053
Australian research and development incentive income	1,715 (1)
Cash received for 2016 eligible expenses	(3,245)
Foreign currency translation	221
Balance at December 31, 2017	1,744
Australian research and development incentive income	1,188
Cash received for 2016 eligible overseas research and development expenses	(740)
Foreign currency translation	(124)
Balance at September 30, 2018	$2,068

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

Other Assets

Other assets as of September 30, 2018 and December 31, 2017 included $1,176 and $1,076, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized.  In addition, as of September 30, 2018, other assets included $162 of deferred issuance costs and a deposit of $35 related to the operating lease for the Company’s office space in Cambridge, Massachusetts.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2018 and the year ended December 31, 2017.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
September 30, 2018
Assets:
Cash equivalents	$23,249	$23,249	$—	$—
Total assets	$23,249	$23,249	$—	$—

Liabilities:
Warrant liability	$14,452	$—	$—	$14,452
Total liabilities	$14,452	$—	$—	$14,452

December 31, 2017
Assets:
Cash equivalents	$25,737	$25,737	$—	$—
Total assets	$25,737	$25,737	$—	$—

Liabilities:
Warrant liability	$11,862	$—	$—	$11,862
Total liabilities	$11,862	$—	$—	$11,862

Cash equivalents of $23,249 and $25,737 as of September 30, 2018 and December 31, 2017, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

The carrying value of the research and development incentive receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these assets and liabilities.

A roll-forward of the recurring fair value measurements of the warrant liability categorized with Level 3 inputs is as follows (in thousands):

Balance—December 31, 2017	$11,862
Change in fair value	4,851
Balance—March 31, 2018	16,713
Exercise of warrants	(1,130)
Change in fair value	662
Balance—June 30, 2018	16,245
Change in fair value	(1,793)
Balance—September 30, 2018	$14,452

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

The Company historically had been a private company and lacks company-specific historical and implied volatility information of its shares. Therefore, it estimated its expected share volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future.

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

Warrant Liability

In connection with entering into the Private Placement (as defined below), the Company issued a warrant to purchase common stock with each share of common stock sold in the Private Placement (as defined below). The Company classified the warrants as a liability on its consolidated balance sheet because each warrant represents a freestanding financial instrument that is not indexed to the Company’s own shares. The warrant liability was initially recorded at fair value upon entering into the Private Placement (as defined below) agreement and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability are recognized as gains (losses) in the condensed consolidated statement of operations. Changes in the fair value of the warrant liability will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are early adopted by the Company or adopted as of the specified effective date.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this standard effective January 1, 2018, which had no impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for the Company for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2016-15 will have on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company adopted this standard effective January 1, 2018, which had no impact on the Company’s condensed consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect that the adoption of ASU 2017-11 will have a material impact on its consolidated financial statements.

The Company also considered the following recent accounting pronouncements which were not yet adopted as of September 30, 2018:

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the accounting, transition and disclosure requirements of this standard and does not expect it to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements.  The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer that 12 months.  Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.  The new standard is effective for the Company on January 1, 2019, with early adoption permitted.  The Company expects to adopt the new standard on its effective date.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.  An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application.  The Company expects that this standard will have a material effect on its financial statements.  While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for its office and equipment operating leases; and 2) providing significant new disclosures about its leasing activities.

The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

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

4. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2018	2017

Clinical trials	$980	$2,116
Professional fees	146	390
Payroll and related expenses	771	955
Accrued expenses	$1,897	$3,461

5. Notes Payable—Related Party

During 2014, the Company entered into a convertible promissory note with a stockholder, and made multiple drawdowns under the note throughout 2014, 2015 and 2016.  The note accrued interest at a rate of 8% per year until the principal of the note was either repaid or otherwise converted. As of December 31, 2016, the Company owed $29,000 aggregate principal and $1,274 of accrued interest in connection with the promissory note.  Interest expense from the related-party note was $0 and $121 for the nine months ended September 30, 2018 and 2017, respectively.

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

6. Warrants

As of September 30, 2018, outstanding warrants to purchase common stock consisted of the following:

September 30, 2018
Number of Shares Issuable	Exercise Price	Exercisable for	Classification

54,516	$0.01	Common Stock	Equity
2,758,094	$6.085	Common Stock	Liability
2,812,610

2017 Warrants

On November 14, 2017, in connection with the Private Placement (as defined below), the Company issued immediately exercisable warrants to purchase 2,958,094 shares of common stock to investors. The warrants have an exercise price of $6.085 per share and expire on November 14, 2024. During the nine months ended September 30, 2018, 200,000 warrants were exercised resulting in gross proceeds to the Company of $1,217.

The warrants contain full ratchet anti-dilution protection provisions. The Company classifies the warrants as a liability on its consolidated balance sheet because each warrant represents a freestanding financial instrument that, due to the potential variable nature of the exercise price, is not considered to be indexed to the Company’s own shares. The warrant liability was initially recorded at fair value upon entering into the Private Placement (as defined below) and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability are recognized as gains (losses) in the Company’s consolidated statement of operations. Changes in the fair value of the warrant liability will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

The fair value of the warrant liability was determined to be $11,862 as of December 31, 2017. The Company remeasured the liability at the end of each reporting period, resulting in a gain (loss) of $1,793 and ($3,720), respectively, recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018.

7. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through September 30, 2018 no dividends have been declared.

As of September 30, 2018, the Company had reserved shares of common stock for the exercise of outstanding stock options and warrants, and the number of shares remaining for grant under the Company’s 2012 Equity Incentive Plan.

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

The gross proceeds of $18,000 were first allocated to the fair value of the warrants of $14,344 with the remaining proceeds of $3,656 being allocated to the common stock. After giving effect to issuance costs related to the Private Placement, net proceeds were $17,250. If all of the Warrants are exercised in cash at the stated exercise price during the term, the Company will receive additional proceeds of approximately $18,000 and will issue an aggregate of 2,958,094 shares of common stock (the “Warrant Shares”). During the nine months ended September 30, 2018, there were 200,000 warrants exercised, resulting in gross proceeds to the Company of $1,217.

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

8. Equity Incentive Plans

Equity Incentive Plans

In September 2012, the Company adopted the 2012 Equity Incentive Plan, as amended (the “Plan”), which provides designated employees of the Company and its affiliates, certain consultants and advisors who perform services for the Company and its affiliates, and nonemployee members of the Board of Directors of the Company and its affiliates with the opportunity to receive grants of incentive stock options, nonqualified stock options and stock awards. On January 20, 2017, the Company’s stockholders approved the amended and restated 2012 Equity Incentive Plan (the “2012 Plan”), which amended and restated the Plan and was effective in connection with the completion of the Company’s merger with Macrocure.  As of September 30, 2018, there were 1,353,152 outstanding options issued under the 2012 Plan.

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

A summary of activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value

Outstanding at December 31, 2017	2,257,621	$12.38	8.66	$68
Granted	444,800	$7.72
Exercised	(2,478)	$5.56
Forfeited	(68,497)	$8.22
Outstanding at September 30, 2018	2,631,446	$11.71	8.17	$692

Options exercisable at September 30, 2018	1,440,904	$14.46	7.56	$260
Options vested and expected to vest at September 30, 2018	2,631,446	$11.71	8.17	$692

The grant date fair value of the options granted during the year ended December 31, 2017 and the nine months ended September 30, 2018, was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the Securities and Exchange Commission’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of comparable public companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the year ended December 31, 2017 and the nine months ended September 30, 2018 were as follows, presented on a weighted average basis:

	Year Ended December 31,	Nine Months Ended September 30,
	2017	2018

Expected volatility	68.7%	66.9%
Weighted average risk-free interest rate	2.1%	2.8%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	6.6	7.0

Stock options generally vest over a three or four year period, as determined by the Compensation Committee of the Board of Directors at the time of grant. The options expire ten years from the grant date. As of September 30, 2018, there was approximately $6,375 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.25 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Research and development	$180	$42	$460	$1,758
General and administrative	752	607	2,084	3,147
Total	$932	$649	$2,544	$4,905

9. Net Loss Per Share

Basic and diluted net loss per share for the three and nine months ended September 30, 2018 and 2017 was calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(6,632)	$(6,815)	$(24,618)	$(23,134)
Accretion of preferred stock to redemption value	—	—	—	(244)
Net loss attributable to common stockholders for basic loss per share	(6,632)	(6,815)	(24,618)	(23,378)
Less change in fair value of warrant liability	1,793	—	—	—
Net loss attributable to common stockholders for diluted loss per share	$(8,425)	$(6,815)	$(24,618)	$(23,378)

Denominator:
Weighted average number of common shares outstanding - basic	14,701,785	9,395,920	13,955,949	8,584,558
Assumed conversion of dilutive securities:
Private Placement Warrants	509,931	—	—	—
Denominator for diluted loss per share — adjusted weighted average shares	15,211,716	9,395,920	13,955,949	8,584,558

Net loss per share attributable to common stockholders - basic	$(0.45)	$(0.73)	$(1.76)	$(2.72)
Net loss per share attributable to common stockholders - diluted	$(0.55)	$(0.73)	$(1.76)	$(2.72)

The Company’s potentially dilutive securities include stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the nine months ended September 30, 2018 and for the three and nine months ended September 30, 2017, as the effect would be to reduce the net loss per share.  During the three months ended September 30, 2018, the outstanding warrants issued with the Private Placement is reflected in the diluted net loss per share computation by applying the treasury stock method.  The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Options to purchase common stock	2,631,446	1,862,621	2,631,446	1,862,621
Warrants assumed from Macrocure	54,516	54,516	54,516	54,516
Warrants issued with the Private Placement	—	—	2,758,094	—
	2,685,962	1,917,137	5,444,056	1,917,137

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

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture TRX518 and DKN-01, its lead product candidates, for use in clinical trials. As of September 30, 2018, noncancelable commitments under these agreements totaled $416.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”) to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. The Company previously issued 9,000,000 shares of Series A Stock to Lilly in consideration for the grant of the license. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through September 30, 2018.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through September 30, 2018.

Legal Proceedings—At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings.

A patent covering the TRX518 antibody and its uses in methods of inducing or enhancing an immune response in a subject was granted in 2013 to the Company by the European Patent Office (“EPO”). Three notices of opposition to this patent were filed: two by major pharmaceutical companies and a third by an individual, possibly on behalf of a major pharmaceutical company. At the conclusion of the opposition proceedings before the Opposition Division of the EPO, the Opposition Division issued a decision indicating that the Company’s patent was maintained with modified claims that differ from the claims as originally granted. These modified claims cover the TRX518 antibody and uses of the TRX518 antibody in methods of inducing or enhancing an immune response in a subject. The Company has filed an appeal of the decision of the Opposition Division seeking to obtain broader claims that more closely reflect the claims as granted in the patent. The EPO Board of Appeal has not yet scheduled a date for the appeal hearing.

In 2016, a patent covering the use of the TRX518 antibody in combination with a chemotherapeutic agent for treating cancer was granted to the Company by the EPO. In March 2017, notices of opposition to this patent were filed at the EPO by ten different entities, including several major pharmaceutical companies. The Company has filed responses to all grounds of opposition argued by the Opponents.  Subsequently, the Opposition Division scheduled oral proceedings to begin at the EPO on December 4, 2018.  The Opposition Division also rendered a preliminary opinion that many of the claims of the patent did not comply with certain requirements for patentability at the EPO.  The Company has developed and filed arguments and evidence to rebut certain adverse preliminary opinions of the Opposition Division.  Further, the Company’s attorneys will attend the oral proceedings to further defend the patent as it was granted.

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2018 or December 31, 2017.

11. Related Party Transactions

During the nine months ended September 30, 2017, the Company executed promissory notes with stockholders (See Note 5).

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

12. Subsequent Events

On October 25, 2018, the Company received $800 of research and development tax incentive payments from the Commonwealth of Australia as a result of the research and development activities of its Australian subsidiary, HCP Australia.

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

Company Overview

We are a biopharmaceutical company developing novel therapies designed to treat patients with cancer by inhibiting fundamental tumor-promoting pathways and by harnessing the immune system to attack cancer cells. Our strategy is to identify, acquire, and develop molecules that will rapidly translate into high impact therapeutics that generate durable clinical benefit and enhanced patient outcomes.  Our two clinical stage programs are:

•         DKN-01:  A monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. DKK1 is a protein that regulates the Wnt signaling pathways and enables tumor cells to proliferate and spread, as well as suppresses the immune system from attacking the tumor. When DKN-01 binds to DKK1, an anti-tumor effect can be generated. DKN-01-based therapies have generated responses and clinical benefit in several patient populations. We are currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, hepatobiliary cancer, or gynecologic cancers.

•         TRX518:  A monoclonal antibody targeting the glucocorticoid-induced tumor necrosis factor-related receptor, or GITR. GITR is a receptor found on the surface of a wide range of immune cells. GITR stimulation activates tumor fighting white blood cells and decrease the activity of potentially tumor-protective immunosuppressive cells. TRX518 has been specifically engineered to enhance the immune system’s anti-tumor response by activating GITR signaling without causing the immune cells to be destroyed. We are conducting clinical trials of TRX518 in patients with advanced solid tumors in combination with gemcitabine chemotherapy or with cancer immunotherapies known as PD-1 antagonists.

We intend to apply our extensive experience identifying and developing transformational products to aggressively develop these antibodies and build a pipeline of programs that has the potential to change the practice of cancer medicine.

Recent Developments

Since the end of the second quarter, we have continued to make strong progress with the development of our product candidates:

•         DKN-01/KEYTRUDA:  At the European Society for Molecular Oncology (ESMO) 2018 Annual Congress, we presented clinical data from our study evaluating DKN-01 in combination with KEYTRUDA® (pembrolizumab) in patients with advanced esophagogastric cancer.  As of the cut-off date for the poster, DKN-01 and pembrolizumab had a 23.5% overall response rate and 58.8% disease control rate in evaluable gastric or gastroesophageal junction cancer patients who have been heavily pre-treated and not received any prior anti-PD-1/PD-L1 therapy.  All four of the responding patients had tumors that were microsatellite stable, which is a subgroup of patients who have historically experienced a less than ten percent response rate to KEYTRUDA monotherapy.

•         DKN-01/PACLITAXEL:  At the Society for Immunotherapy of Cancer 33rd Annual Meeting, we presented an update on our clinical study evaluating DKN-01 in combination with paclitaxel in patients with advanced esophagogastric cancer.  The combination of DKN-01 and paclitaxel generated a 46.7% overall response rate, 19.6 weeks median progression free survival, and 61.1 weeks median overall survival in fifteen evaluable patients as a second line therapy.  In the benchmark RAINBOW study, paclitaxel monotherapy in second line gastroesophageal junction or gastric cancer patients generated a 16.1% overall response rate, 2.9 months median progression free survival, and 7.4 months median overall survival.  Additionally, in our study in the subgroup of twelve evaluable patients with heavily pre-treated esophageal squamous cell carcinoma, the combination of DKN-01 and paclitaxel produced a 33.3% overall response rate, 13.7 weeks median progression free survival, and 31.0 weeks median overall survival.

•         DKN-01 in HCC:  The first patient has been enrolled in our investigator-initiated study of DKN-01 as a monotherapy and in combination with NEXAVAR® (sorafenib) in hepatocellular carcinoma patients with Wnt pathway activation.

•         TRX518/BAVENCIO:  In July, we announced a collaboration agreement with Pfizer and Merck KGaA, Darmstadt, Germany to evaluate TRX518 in combination with BAVENCIO® (avelumab) and cyclophosphamide chemotherapy.  Under the terms of the collaboration, we will be conducting a Phase I/II clinical trial in advanced solid tumors including expansion populations in patients with relapsed/refractory ovarian, breast, and prostate cancers.

•         TRX518/KEYTRUDA or OPDIVO or GEMCITABINE:  During the third quarter, we presented initial data from our clinical trial evaluating TRX518 in combination with gemcitabine chemotherapy or in combination with KEYTRUDA® (pembrolizumab) or OPDIVO® (nivolumab). Three patients treated with TRX518 in combination with anti-PD1 antibodies have experienced clinical benefit.  An esophageal squamous cell carcinoma patient treated with TRX518 and KEYTRUDA demonstrated a partial response with a 77% reduction in tumor volume, and an ocular melanoma patient experienced stable disease with a 23% reduction in tumor volume.  An urothelial carcinoma patient who had progressed while on KEYTRUDA has had a partial response with TRX518 and OPDIVO with a 39% reduction in tumor volume.  We have also fully enrolled the TRX518 and gemcitabine expansion cohort.  We plan to present additional data from this trial at the ESMO Immuno-Oncology Congress in December 2018.

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Direct research and development by program:
DKN-01 program	$3,929	$4,821	$10,774	$12,413
TRX518 program	2,528	1,981	4,148	5,674

Total research and development expenses	$6,457	$6,802	$14,922	$18,087

Australian research and development incentives	$299	$961	$1,188	$1,852

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

Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 23, 2018 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•                accrued research and development expenses;

•                research and development incentive receivable; and

•                stock-based compensation.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$6,457	$6,802	$(345)
General and administrative	2,142	1,780	362
Total operating expenses	8,599	8,582	17
Loss from operations	(8,599)	(8,582)	(17)
Interest income	128	40	88
Interest expense	(4)	(21)	17
Australian research and development incentives	299	961	(662)
Foreign currency gains	(249)	787	(1,036)
Change in fair value of warrant liability	1,793	—	1,793
Net loss	$(6,632)	$(6,815)	$183

Research and Development Expenses

	Three Months Ended September 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Direct research and development by program:
DKN-01 program	$3,929	$4,821	$(892)
TRX518 program	2,528	1,981	547

Total research and development expenses	$6,457	$6,802	$(345)

Research and development expenses were $6.5 million for the three months ended September 30, 2018, compared to $6.8 million for the three months ended September 30, 2017. The decrease of $0.3 million was primarily due to a decrease of $1.3 million in manufacturing costs related to clinical trial material due to timing of manufacturing campaigns.  This decrease was partially offset by an increase of $0.7 million in clinical trial costs due to an increase in patient enrollment and an increase of $0.2 million in payroll and other related costs due to an increase in headcount in our research and development full time employees.  There was also an increase of $0.1 million in stock based compensation expense due to new stock options granted to employees and directors in 2018.

General and Administrative Expenses

General and administrative expenses were $2.1 million for the three months ended September 30, 2018, compared to $1.8 million for the three months ended September 30, 2017. The increase of $0.3 million in general and administrative expenses was primarily due to an increase of $0.2 million of stock based compensation expense due to new stock options granted to employees and directors during 2018 and an increase of $0.1 million in legal, audit and consulting fees associated with corporate and business development activities.

Interest Income

We recorded interest income of $0.1 million during the three months ended September 30, 2018.  We recorded an immaterial amount of interest income during the three months ended September 30, 2017.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.3 million and $1.0 million in the three months ended September 30, 2018 and 2017, respectively, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

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

Foreign Currency Gains (loss)

We recorded foreign currency gains (losses) of ($0.2) million and $0.8 million, respectively, during the three months ended September 30, 2018 and 2017.  Foreign currency gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

Gain on Change in Fair Value of Warrant Liability

We recorded a gain on the change in fair value of the warrant liability during the three months ended September 30, 2018. We remeasured the warrant liability as of September 30, 2018 and determined that the fair value was $14.5 million, resulting in a gain of $1.8 million recorded in the condensed consolidated statement of operations for the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$14,922	$18,087	$(3,165)
General and administrative	6,858	7,719	(861)
Total operating expenses	21,780	25,806	(4,026)
Loss from operations	(21,780)	(25,806)	4,026
Interest income	327	130	197
Interest expense	(18)	(12)	(6)
Interest expense - related party	—	(121)	121
Australian research and development incentives	1,188	1,852	(664)
Foreign currency gains	(615)	823	(1,438)
Change in fair value of warrant liability	(3,720)	—	(3,720)
Net loss	$(24,618)	$(23,134)	$(1,484)

Research and Development Expenses

	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Direct research and development by program:
DKN-01 program	$10,774	$12,413	$(1,639)
TRX518 program	4,148	5,674	(1,526)

Total research and development expenses	$14,922	$18,087	$(3,165)

Research and development expenses were $14.9 million for the nine months ended September 30, 2018, compared to $18.1 million for the nine months ended September 30, 2017. The decrease of $3.2 million was primarily due to a decrease of $2.0 million in manufacturing costs related to clinical trial material due to timing of manufacturing campaigns and a decrease of $1.3 million in stock based compensation expense due to an increased number of stock options granted during the nine months ended September 30, 2017 in connection with the merger with Macrocure.  There was also a decrease of $0.5 million in consulting fees associated with research and development activities.  These decreases were partially offset by a $0.3 million increase in payroll and other related expenses due to an increase in headcount in our research and development full time employees and a $0.3 million increase in clinical trial costs due to an increase in patient enrollment.

General and Administrative Expenses

General and administrative expenses were $6.9 million for the nine months ended September 30, 2018, compared to $7.7 million for the nine months ended September 30, 2017. The decrease of $0.8 million in general and administrative expenses was primarily due to a decrease of $1.0 million of stock based compensation expense due to an increased number of stock options granted during the nine months ended September 30, 2017 in connection with the merger with Macrocure and charges associated with the acceleration of vesting of all unvested Macrocure equity awards, partially offset by an increase of $0.2 million in legal, audit and consulting fees associated with corporate and business development activities.

Interest Income

We recorded interest income of $0.3 million and $0.1 million during the nine months ended September 30, 2018 and 2017, respectively.

Interest Expense—Related Party

We recorded interest expense—related party of $0 and $0.1 million, respectively, for the nine months ended September 30, 2018 and 2017 related to borrowings under our note payable—related party.   On January 20, 2017, in connection with and prior to the completion of the merger with Macrocure, the outstanding note payable and accrued interest was converted into 1,950,768 shares of common stock.

Australian Research and Development Incentives

We recorded R&D incentive income of $1.2 million and $1.9 million in the nine months ended September 30, 2018 and 2017, respectively, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

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

During the nine months ended September 30, 2018, we received $0.7 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the research and development activities of our Australian subsidiary, HCP Australia.

Foreign Currency Gains (loss)

We recorded foreign currency gains (losses) of ($0.6) million and $0.8 million during the nine months ended September 30, 2018 and 2017, respectively.  Foreign currency gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

Loss on Change in Fair Value of Warrant Liability

We recorded a loss on the change in fair value of the warrant liability during the nine months ended September 30, 2018. We remeasured the warrant liability as of September 30, 2018 and determined that the fair value was $14.5 million, resulting in a loss of $3.7 million recorded in the condensed consolidated statement of operations for the nine months ended September 30, 2018.

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

As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2011. For the year ended December 31, 2017, we reported a net loss of $29.7 million, and had an accumulated deficit of $130.4 million at December 31, 2017.  For the nine months ended September 30, 2018, we reported a net loss of $24.6 million, and had an accumulated deficit of $155.0 million at September 30, 2018.

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

Additional funding may not be available at the time needed on commercially reasonable terms, if at all. As of September 30, 2018, we had cash and cash equivalents of $23.2 million. The foregoing matters give rise to a substantial doubt about our ability to continue as a going concern for one year after our financial statements have been issued. We will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If we do not obtain additional funding or development program cost-sharing, we will be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which would adversely affect our business prospects. The inability to obtain funding, as and when needed, would have a negative impact on our financial condition and ability to pursue our business strategies.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(18,983)	$(15,768)
Cash used in investing activities	—	(64)
Cash provided by financing activities	15,946	29,868
Effect of exchange rate changes on cash and cash equivalents	549	(626)
Net increase (decrease) in cash and cash equivalents	$(2,488)	$13,410

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2018 was primarily related to our net loss from the operation of our business of $24.6 million and net changes in working capital, including an increase in research and development receivable of $0.5 million, an increase of $0.1 million in prepaid expenses and other assets and a decrease of $0.1 million in accounts payable and accrued expenses, partially offset by a noncash change in the fair value of the warrant liability of $3.7 million and noncash stock based compensation expense of $2.5 million.

Net cash used in operating activities for the nine months ended September 30, 2017 was primarily related to our net loss from the operation of our business of $23.1 million and net changes in working capital, partially offset by noncash stock-based compensation expense of $4.9 million and noncash interest expense — related party of $0.1 million.

Investing Activities.  Net cash used in investing activities during the nine months ended September 30, 2017 was related to purchases of equipment. There were no investing activities during the nine months ended September 30, 2018.

Financing Activities.  Net cash provided by financing activities for the nine months ended September 30, 2018 consisted of $15.0 million in gross proceeds from the issuance of common stock in connection with the March 2018 public offering, net of underwriter commissions and discounts, and $1.2 million in proceeds from the exercise of common stock warrants, partially offset by payments of $0.3 million for deferred offering costs.

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

As of September 30, 2018, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of September 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three and nine months ended September 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

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

As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2011. For the year ended December 31, 2017, we reported a net loss of $29.7 million, and had an accumulated deficit of $130.4 million at December 31, 2017.  For the nine months ended September 30, 2018, we reported a net loss of $24.6 million, and had an accumulated deficit of $155.0 million at September 30, 2018.

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

Our management as of September 30, 2018 has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our financial statements for the quarter ended September 30, 2018 were prepared assuming that we will continue as a going concern.  The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management concluded as of September 30, 2018 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our financial statements have been issued.

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

Our operations have consumed substantial amounts of cash since inception. As of September 30, 2018, we had cash and cash equivalents of $23.2 million.  We expect to continue to spend substantial amounts to advance the clinical development of DKN-01 and

TRX518.  We will require additional capital for the further development. If we are unable to raise capital when needed or at all, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

101 ±

The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and September 30, 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2018 and September 30, 2017, (iv) Condensed Consolidated Statements of Shareholders’ Equity at September 30, 2018 and December 31, 2017 (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

LEAP THERAPEUTICS, INC.

Date:	November 9, 2018	By:	/s/ Christopher K. Mirabelli, Ph.D.
Christopher K. Mirabelli, Ph.D.
President, Chief Executive Officer and Chairman of the Board of Directors

(Principal Executive Officer)

Date:	November 9, 2018	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
Chief Financial Officer, General Counsel, Treasurer and Secretary

(Principal Financial Officer and Principal Accounting Officer)