Form 10-K
period 2018-12-31
LEAP THERAPEUTICS, INC.
filed 2019-04-01
CIK 1509745

Use these links to rapidly review the document

PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-37990

LEAP THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	27-4412575 (I.R.S. Employer Identification No.)
47 Thorndike Street, Suite B1-1 Cambridge, MA (Address of principal executive offices)	02141 (Zip Code)

Registrant's telephone number, including area code (617) 714-0360

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	Nasdaq Global Market

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

          Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and files). ☒ Yes     ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒

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

          The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed based on the closing price for such stock as reported on the Nasdaq Global Market on June 29, 2018, the last business day of the registrant's most recently completed second quarter, was approximately: $73.4 million.

          As of March 26, 2019 there were 22,260,301 outstanding shares of the registrant's common stock, par value $0.001 per share which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the registrant's definitive proxy statement for its 2019 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended December 31, 2018, are incorporated by reference into Part III, Item 10-14 of this Annual Report on Form 10-K. With the exception of the portions of the registrant's definitive proxy statement for its 2019 Annual Meeting of Stockholders that are expressly incorporated by reference into this Annual Report on Form 10-K, such proxy statement shall not be deemed filed as part of this Annual Report on Form 10-K.

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

        On August 29, 2016, we entered into a definitive merger agreement with Macrocure Ltd. ("Macrocure"), a publicly held, clinical-stage biotechnology company based in Petach Tikva, Israel, and M-Co Merger Sub Ltd. ("Merger Sub"), a wholly owned subsidiary of the Company which provided for the merger of Macrocure with and into Merger Sub, with Macrocure continuing after the merger as a wholly owned subsidiary of the Company. In connection with the merger, we applied to be listed on the Nasdaq Global Market. Nasdaq approved the listing, and trading in our common stock commencing on January 24, 2017, under the trading symbol "LPTX." On February 1, 2017, Macrocure's name was changed to Leap Therapeutics Ltd.

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

Overview

        We are a biopharmaceutical company developing novel therapies designed to treat patients with cancer by inhibiting fundamental tumor-promoting pathways and by harnessing the immune system to attack cancer cells. Our strategy is to identify, acquire, and develop molecules that will rapidly translate into high impact therapeutics that generate durable clinical benefit and enhanced patient outcomes. Our two clinical stage programs are:

  •
  DKN-01:  A monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. DKK1 is a protein that regulates the Wnt signaling pathways and enables tumor cells to proliferate and spread, as well as suppresses the immune system from attacking the tumor. When DKN-01 binds to DKK1, an anti-tumor effect can be generated. DKN-01-based therapies have generated responses and clinical benefit in several patient populations. We are currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, hepatobiliary cancer, gynecologic cancers, or prostate cancer.

  •
  TRX518:  A monoclonal antibody targeting the glucocorticoid-induced tumor necrosis factor-related receptor, or GITR. GITR is a receptor found on the surface of a wide range of immune cells. GITR stimulation activates tumor fighting white blood cells and decreases the activity of potentially tumor-protective immunosuppressive cells. TRX518 has been specifically engineered to enhance the immune system's anti-tumor response by activating GITR signaling without causing the immune cells to be destroyed. We are conducting clinical trials of TRX518 in patients with advanced solid tumors as a monotherapy and in combination with gemcitabine chemotherapy or with cancer immunotherapies known as PD-1 antagonists.

        We intend to apply our extensive experience identifying and developing transformational products to aggressively develop these antibodies and build a pipeline of programs that has the potential to change the practice of cancer medicine.

Market

        Cancer is the general name for a group of more than 100 diseases in which cells grow and divide out of control. Over 14 million people in the United States have cancer. The National Cancer Institute, or NCI, estimated that approximately 1.7 million people developed cancer and that nearly 610,000 people died of cancer in 2018. While progress has been made from the War on Cancer to the Human Genome Project, and despite advances in early detection and new cancer cell targeted treatments, cancer generally remains an incurable disease.

Esophagogastric Cancer (EGC)

        Esophageal cancer, or EC, and gastric cancer, or GC, are malignancies of the digestive tract. The American Cancer Society, or ACS, estimates that there are about 18,000 new patients diagnosed in the United States with EC and 28,000 new patients with GC each year. The World Cancer Research Fund estimates that there are over 450,000 EC patients and 950,000 GC patients diagnosed each year worldwide. EC patients have difficulty swallowing and often have pain while swallowing. Substantial weight loss can result from reduced appetite, poor nutrition and having an active cancer. Pain may be severe, occur almost daily, and be worsened by swallowing any form of food. The disruption of normal swallowing can lead to aspiration of food content, nausea, vomiting and an increased risk of pneumonia. The tumor itself may be irritable and bleed, which can either cause spitting up with blood or blood in the bowels. Compression of local structures in the esophagus occurs in advanced disease, leading to problems such as upper airway obstruction. Many people diagnosed with EGC have late-stage disease, because people usually do not have significant symptoms until the tumor is fairly large. In advanced stages, the cancer frequently spreads into the liver or lungs. EC and GC patients have few treatment options, and patients have a 5-year survival rate of 18.8% and 30.6%, respectively. The frequently-used therapies in patients who have not had many previous courses of treatment have low objective response rates, defined as patients with a greater than 30% reduction in tumor volume as determined by the Response Evaluation Criteria in Solid Tumors v1.1, known as RECIST. Published data has demonstrated that paclitaxel monotherapy generated a response rate of 6.7% in second-line EC patients and 16% in second-line GC patients. Studies have also demonstrated that PD-1 antibody monotherapy generated a response rate of 9% in GC patients who have tumors that are not microsatellite instability high.

Gynecologic Cancers

        There are numerous forms of gynecologic cancers, but two of the most prevalent types are cancers of the uterus or ovaries. According to the NCI, there are more than 61,000 patients diagnosed with uterine cancer and 22,000 patients diagnosed with ovarian cancer each year in the United States. There are currently very few treatment options for these patients, typically consisting of chemotherapy, local radiation therapy, and hormonal agents, and poor treatment outcomes. Patients with endometrioid cancers have a high frequency of mutations in a protein known as b-catenin, with alterations estimated at approximiately 30% of cases according to The Cancer Genome Atlas. These b-catenin mutations are often driver mutations leading to rapid disease progression and poor outcomes.

Prostate Cancer

        Prostate cancer is one of the most common types of cancer in men. There are several types of prostate cancer, but the vast majority are adenocarcinomas that arise from the gland cells that produce prostate fluid as part of the male reproductive system. According to the American Cancer Society, about 175,000 cases are diagnosed each year in the United States. Treatment options include the surgical removal of the prostate, radiation, as well as hormonal agents; many of which can result in poor side effects, such as urinary incontinence and erectile dysfunction. Most prostate cancer tumors eventually become resistant to hormonal treatments. As this stage, which is referred to as metastatic castration-resistant prostate cancer, or mCRPC, chemotherapies, usually taxanes, offer the next line of treatment offering objective response rates of 30% or less. After progressing through taxanes, the next line of agents are cabazitaxel or Radium-223, both of which are associated with significant toxicity. Androgen-receptor negative, non-neuroendocrine, or double negative, mCRPC is a particularly difficult-to-treat subtype that comes with a worsened prognosis. Research has shown that, in this double negative subtype, DKK1 is specifically upregulated and patients with higher DKK1 levels have a loss of certain immune system cells that could target the cancer.

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

Hepatocellular Carcinoma

        Hepatocellullar carcinoma, or HCC, is the major form of liver cancer. The NCI estimates there will be approximately 40,000 cases of liver cancer in the U.S. this year with nearly 30,000 deaths. According to the American Cancer Society, more than 700,000 people are diagnosed with liver cancer each year throughout the world, accounting for more than 600,000 deaths each year. Few effective treatment options for HCC patients exist and multityrosine-kinase inhibitors have a survival benefit of only 3 months. HCC has a high frequency of activated Wnt/b-catenin signaling alterations estimated at 11-37% per The Cancer Genome Atlas and are associated with poor outcomes.

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

Cancer Cell Signaling

        Cancer cells often hijack proteins that are involved in cell signaling pathways, the complex communication system that governs basic cellular functions and activities, such as cell division, cell movement, cell responses to specific stimuli, and even cell death. By blocking signals that tell cancer cells to grow and divide uncontrollably, to generate new blood vessels, a process referred to as angiogenesis, or to spread to other parts of the body, a process referred to as metastasis, a new generation of cancer therapies is seeking to help stop cancer progression, which could lead to cancer cell death. By focusing on cellular signaling pathways and molecules that are used by cancer cells, these targeted cancer therapies may be more effective than other types of treatment, including chemotherapy, and less harmful to normal cells. Several small molecule and monoclonal antibodies that target cell signaling pathways have been approved by the FDA as cancer therapies for specific patient populations.

Cancer Immunotherapy

        The immune system has evolved a dynamic ability to identify and attack cells which pose a danger to the body. Often these dangerous cells are foreign, or non-self, cells, but a person's own cells can become a danger, such as in cancer. Ideally, the immune system identifies cancer cells as dangerous and removes them before they can grow into tumors. However, cancer cells can evade or suppress the body's natural immune response by secreting anti-inflammatory molecules and by using receptors on the cell membrane of either immune system cells or cancer cells known as immune checkpoints. Recently approved cancer therapies known as checkpoint inhibitors, such as nivolumab, pembrolizumab, atezolizumab, and avelumab, are designed to block checkpoint receptors, such as Programmed Cell Death protein-1, or PD-1, or its ligand, PD-L1, and prevent the cancer cell from evading the natural immune response, thus enabling the immune system to mount an attack on the tumor. While there are several FDA-approved checkpoint inhibitors, there is a consensus in the scientific and medical communities that there remains room for improvement in response rate and efficacy. In many cases, the lack of efficacy has been attributed to an insufficient immune response.

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

        By targeting novel pathways and immune cell types, our therapies are designed to combine with existing drugs and have the potential to significantly increase the survival and quality of life of cancer patients. The figure below illustrates the biology underlying our approach:

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

        Recent publications have also demonstrated a role for DKK1 in maintaining an environment around a tumor that suppresses the immune system's ability to clear the tumor and to prevent metastasis. DKK1 has been shown to activate the suppressive effects of myeloid-derived suppressor cells, or MDSC, a type of white blood cell that can potently block other immune system cells. Other published data has shown that metastatic tumor cells with stem cell-like features avoid the immune system by overexpressing DKK1 and secreting it out of the cell. Secreted DKK1 can then down-regulate certain molecules on tumor cells known as natural killer cell activating ligands, or

NK cell ligands, that would activate the immune system, causing these cancer cells to remain invisible to NK cells and evade the immune system. Through these multiple activities, research has shown that DKK1 helps protect the cancer cells from being targeted by the immune system.

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

        DKN-01 is a high affinity, neutralizing monoclonal antibody targeting DKK1. We have shown that DKN-01 reduces free DKK1 levels and has demonstrated an anti-tumor effect in preclinical models. The clinical development history and ongoing studies for DKN-01 are presented on the following graphic.

First-in-human study

        Our first-in-human study of DKN-01 was a single ascending dose Phase 1 trial in patients with low bone density. DKN-01 was administered by intravenous infusion at doses from 7 mg to 300 mg and as a subcutaneous injection at a dose of 44 mg. Eight subjects were treated per cohort, five of whom received DKN-01 and three of whom received placebo, for a total of 48 subjects in six cohorts. There were no clinically significant safety signals observed with increasing doses of DKN-01, and all reported adverse events were mild in severity.

P100—Advanced Solid Tumors or Multiple Myeloma Study

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

        We enrolled thirty-two patients in Parts A and B, twenty-four of whom were patients with NSCLC. DKN-01 was well tolerated with no dose limiting toxicities, or DLTs, or serious adverse events, or SAEs, that were deemed by the physician to be related to DKN-01 treatment or treatment-emergent adverse events or TEAEs, which lead to study discontinuation. All of the treatment-related adverse events were Grade 1 or Grade 2, the two lowest severity levels. TEAEs were generally those typically observed in cancer patients; and the most frequently reported treatment-related TEAEs were fatigue (25%) and nausea (9.4%).

        DKN-01 as a single agent demonstrated clinical activity in patients with refractory NSCLC, with a clinical benefit rate of 45.9%, including one NSCLC patient (4.2%) with more than a 30% reduction in the size of their tumor, referred to as a partial response or PR. In the Part B group of NSCLC patients who were dosed at a level of 300 mg every two weeks, the clinical benefit rate was 47.4%, including the patient with the PR (5.3%). Median PFS in the evaluable Part B NSCLC patients was 2.2 months and median OS was 6.6 months.

P102—Esophagogastric Cancer (EGC)

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

  Monotherapy

        Two DKN-01 monotherapy patients in the sub-study experienced PRs by central imaging analysis. A patient who had previously been treated with prior immunotherapies, including an anti-PD-L1 antibody and an inhibitor of IDO, achieved a PR and was on therapy for over one year, and an additional esophageal cancer patient experienced a single agent PR. Five additional patients of the sixteen evaluable for central imaging assessment were determined to have had a best response of stable disease, or SD.

  Paclitaxel Combination

        In total fifty-eight patients were treated, with fifty-two evaluable for response. Across all lines of prior therapy and tumor types, DKN-01 plus paclitaxel generated a 25.0% ORR, 13.4 weeks PFS, and 27.9 weeks OS. The combination of DKN-01 plus paclitaxel generated a 46.7% ORR, 19.6 weeks PFS, and 61.1 weeks OS in fifteen evaluable patients as a second-line therapy. The data presented in November 2018 is reflected in the table below:

        One of our goals is to identify biomarkers or genetic alterations that could define a patient population more likely to respond to treatment with DKN-01. In this study, four patients evaluated with genetic testing on pre-treatment biopsies were found to have activating/stabilizing mutations of beta-catenin, which is a molecule in the Wnt signaling pathway implicated in oncogenesis, metastasis, and immune suppression. Of these four patients, two achieved PRs and one had prolonged SD. One patient had a response exceeding 2.5 years, of which over 1.5 years was on DKN-01 monotherapy with continued tumor reduction.

  Pembrolizumab combination

        In February 2019, Leap completed enrollment of fifty-two patients with advanced esophagogastric cancer who were naïve to PD-1 therapy. Thirty-four patients with gastric or gastroesophageal junction cancer (GC) were enrolled, and twenty-five were evaluable for tumor response as of March 15, 2019. Five patients (20%) have had a PR by RECIST criteria and eight patients (32%) have experienced a best response of SD, representing a disease control rate, or DCR, of 52%. One patient on therapy for six months has 36.4% tumor reduction, a PR by immune related RECIST, or iRECIST, but was not considered a PR by RECIST criteria due to tumor growth of greater than 20% at the first assessment, likely representing pseudoprogression.

        Eighteen EC patients have been enrolled, and fourteen were evaluable for response as of March 15, 2019. Four evaluable patients have experienced SD, and ten have had PD.

        The ORR and DCR has been higher in patients with higher DKK1 expression as measured by in situ hybridization RNAscope, or H-scores. DKK-1 H-scores have been determined for thirty-two evaluable PD-1 therapy naïve patients, including nineteen GC patients. Nine patients had DKK1 H-Scores of greater than 31, which we consider to be DKK1 High, including the six PRs (66.7%) by RECIST and iRECIST, two (22.9%) experiencing SD, and one (11.1%) with PD. In the ten GC patients with DKK1 H-Scores of 31 or lower, or DKK1 Low, two (20%) had a best response of SD and eight (80%) had progressive disease. Two of four DKK1 High esophageal adenocarcinoma patients had durable SD with tumor reductions. None of the three evaluable esophageal squamous cell cancer patients were DKK1 High, and all had PD.

        DKN-01-based therapies in EGC appear to be well tolerated. There have been no new emerging safety concerns observed. The majority of adverse events have been Grade 1 and 2 in severity.

P204—Gynecologic Malignancies

        We have initiated study P204, a Phase 2 basket study of DKN-01 as a monotherapy and in combination with paclitaxel in patients with advanced epithelial endometrioid, or EEC, and epithelial ovarian, or EOC, cancers. The study consists of four dosing groups and will enroll up to 94 patients. The primary objective in each independent study group is to determine the ORR. Secondary objectives are to determine additional measurements of efficacy, such as OS and PFS, and to evaluate the safety of the study treatment regimen. These malignancies have a high percentage, approximately 30%, of patients with alterations in the Wnt pathway. The study is designed to enroll at least 50% of patients whose tumors have predefined mutations in the Wnt pathway.

        The waterfall and data descriptions below reflects the change in tumor volume from baseline, duration on study, and Wnt mutational status of the patients who were evaluable as of March 4, 2019.

  Monotherapy

        As of March 4, 2019, twenty-one patients (who had previously received one to ten lines of therapy) had been enrolled in two DKN-01 monotherapy arms of the study. Twelve patients were evaluable. As of March 4, 2019, one EEC patient has experienced a PR, and six patients have had SD for greater than six weeks. Since March 4, 2019, a second EEC patient with Wnt pathway alterations has experienced a PR.

  Paclitaxel Combination

        As of March 4, 2019, forty-one patients (who had previously received one to nine lines of prior therapy) had been enrolled in two combination arms of the study. Twenty-one patients were evaluable. One EEC patient has experienced a PR, and fifteen patients have had SD for greater than six weeks.

  Wnt pathway alterations

        In eight evaluable monotherapy patients with confirmed Wnt pathway alterations, two patients have had a PR and three have had SD. In the fourteen evaluable combination therapy patients with confirmed Wnt pathway alterations, one patient has a PR and seven have had SD. The patient with a partial response on DKN-01 combination therapy has a tumor with CTNNB1 mutation. Tumor CTNNB1 mutations stabilize the transcription factor beta-catenin and are correlated with increased levels of DKK1 and poor clinical outcomes. In this study, eight CTNNB1 patients are evaluable, and six experienced clinical benefit.

        Seventy-eight patients have been enrolled in the study, and many are pending first efficacy evaluation.

P103—Biliary Tract Cancer

        We have conducted study P103, a two-part Phase 1/2 study of DKN-01 in combination with gemcitabine and cisplatin in patients with advanced biliary tract cancer. The study enrolled fifty-one patients. Seven patients received one of two dose levels (150 mg or 300 mg) of DKN-01 in combination with gemcitabine and cisplatin during Part A, with forty-four additional patients treated at the 300 mg dose level of DKN-01 in the Part B expansion cohort. Forty-two patients were chemotherapy treatment-naïve, and nine patients had received 1-2 prior therapies. The primary objective of this study was to evaluate the safety, pharmacokinetics, and efficacy of DKN-01 in combination with gemcitabine and cisplatin.

        DKN-01 in combination with gemcitabine and cisplatin was well tolerated with no new emerging safety trends. Forty-seven patients overall were treated at the 300 mg DKN-01 dose level, and their median OS was 53.7 weeks (12.4 months). Median PFS was 37.7 weeks (8.7 months). Ten patients (21.3%) had a PR and thirty-one patients (66.0%) experienced a best response of SD, representing a DCR of 87.2%. Two patients (4.3%) had progressive disease, and four patients (8.5%) were non-evaluable for response. The one-year probability of overall survival was 0.51, and the six-month probability of progression free survival was 0.58. The median number of cycles of DKN-01 was seven (range of 1 to 23), and the median duration on study was 331 days.

Investigator-Initiated and Collaborative Group Studies

        As part of our strategy to advance the development of DKN-01 in a cost-effective manner and on a global basis, we work with key opinion leaders and groups to initiate and conduct clinical trials in targeted patient populations and in combination with other therapies. We currently have established relationships for three investigator-initiated or collaborative group studies:

  NYU—Prostate Cancer

        An investigator-initiated study led by David R. Wise, M.D., Ph.D. of the Perlmutter Cancer Center at NYU Langone Health is evaluating DKN-01 as a monotherapy and in combination with docetaxel in patients with advanced prostate cancer. This clinical trial is specifically targeting a biomarker-selected patient population in metastatic castration-resistant prostate cancer, or mCRPC, with elevated DKK1 levels. mCRPC patients who have progressed on one or more androgen receptor therapies will be screened for DKK1 elevation in their plasma or in a tumor sample. Up to 97 patients will be enrolled in a dose-escalation and then dose expansion cohorts. DKK1–positive, or DKK1+, mCRPC patients who have not received prior taxane chemotherapies will be treated with DKN-01 and docetaxel. DKN-01 will be given as a monotherapy to DKK1+ mCRPC patients who have progressed on or refused docetaxel treatment.

  DIAL-1—Hepatocellular Carcinoma

        An investigator-initiated study of DKN-01 as a monotherapy and in combination with sorafenib is being conducted in patients with hepatocellular carcinoma, a type of liver cancer that has a high percentage of patients with Wnt pathway alterations. The study is led by principal investigators Markus Moehler, M.D., Ph.D, Professor of Gastrointestinal Oncology, and Jens Marquardt, M.D., Lichtenberg Professor for Molecular Hepatocarcinogenesis, Johannes-Gutenberg University in Mainz, Germany. In order to be eligible for this study, patients will be required to have documented activation of the Wnt pathway in tumor tissue through a predefined biomarker assay. The study includes dose escalation and dose expansion cohorts, evaluating a range of dose levels of DKN-01.

  DYNAMIC—Esophagogastic and Biliary Tract Cancer

        The European Organisation for Research and Treatment of Cancer, or EORTC, is planning to conduct a study that will evaluate DKN-01 in combination with Tecentriq® (atezolizumab). The study will enroll three cohorts:

  •
  DKN-01 in combination with atezolizumab and paclitaxel in advanced esophagogastric cancer,

  •
  DKN-01 in combination with atezolizumab in advanced esophagogastric cancer, and

  •
  DKN-01 in combination with atezolizimab in advanced biliary tract cancer.

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

        The clinical development history and ongoing studies for TRX518 are presented on the following graphic.

001—Single Ascending Dose Monotherapy

        We conducted study 001, a Phase 1 study of TRX518 as a monotherapy in adults with refractory solid tumors, initially to evaluate the safety of increasing single doses between 0.0001 mg/kg and 8.0 mg/kg and subsequently in later study parts to explore multi-dose therapy at 2 week intervals at doses between 0.25 mg/kg to 1 mg/kg. Exploratory objectives include evaluating for immune system responses to tumor antigens and demonstrating evidence of biological activity.

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

003—Multiple Dose Study

        We are conducting study 003, a multi-part, multiple dose Phase 1 study of TRX518 as a monotherapy or in combination with gemcitabine chemotherapy, Keytruda (pembrolizumab), or Opdivo (nivolumab) in adults with advanced solid tumors.

  Monotherapy

        Part A of the study was designed to evaluate the safety of escalating doses of TRX518 between 1.0 mg/kg and 4.0 mg/kg. The initial three cohorts were administered as weekly doses to the patient over a three week cycle. Additional cohorts evaluated the strategy of using a larger initial dose and lower subsequent doses once every three weeks to patients. Part B was an expansion cohort of up to twenty patients using the preferred dosing strategy identified during Part A. Additional objectives include evaluating for objective responses, survival, and demonstrating evidence of immune system activity.

        A non-virally mediated hepatocellular cancer patient, who has remained on single agent TRX518 for nearly two years, has achieved a PR with 47% tumor reduction and continues on study. Multiple patients had reductions in tumor burden, and signs of pharmacodynamic activity have been observed.

  Gemcitabine combination

        Part C of the study treated patients with the combination of TRX518 plus gemcitabine in dose escalation and dose confirmation cohorts and was designed to evaluate the safety, pharmacokinetics/pharmacodynamics, and efficacy of the combination. Thirty patients who had received one to nine prior therapies were enrolled, including fourteen patients with pancreatic cancer, five with biliary tract cancer, and eleven with other cancers including ovarian, appendiceal, and mesothelioma. A pancreatic cancer patient, who had previously progressed on gemcitabine therapy and two other prior lines of therapy, has experienced a PR with 58% tumor reduction and has been on study for nine months. Additional reductions in tumor burden and durable clinical benefit have been noted in appendiceal cancer, mesothelioma, and two in ovarian cancer.

        The following table reflects the current results of the study:

  Pembrolizumab and Nivolumab combination

        Parts D and E of the study are evaluating TRX518 in combination with the anti-PD-1 antibody therapies Keytruda (pembrolizumab) or Opdivo (nivolumab). The combination arms include both dose escalation and dose confirmation cohorts and are designed to evaluate the safety, pharmacokinetics/pharmacodynamics, and efficacy of the combinations. The study enrolls patients who have received treatment with pembrolizumab or nivolumab for ≥ 4 months with a best response of stable disease or patients who are not currently taking pembrolizumab or nivolumab, but for whom treatment is clinically appropriate.

        An esophageal squamous cell carcinoma patient has a confirmed complete response while on TRX518 in combination with pembrolizumab, which remains ongoing for nine months, and an uveal melanoma patient had 23% tumor reduction and six months of stable disease on the combination. A patient with urothelial carcinoma who had failed prior pembrolizumab therapy had a confirmed partial response while on the combination of TRX518 and nivolumab and remained on therapy for six months. Twelve patients have recently enrolled in the expansion cohort for the TRX518 plus pembrolizumab combination and have not reached their first tumor assessment.

        The following table reflects the current results of the study as of February 20, 2019 and newly enrolled patients.

004—Avelumab combination

        We are preparing to initiate study 004, a trial of TRX518, in combination with Bavencio (avelumab), an anti-PD-L1 monoclonal antibody, and cyclophosphamide chemotherapy. The study will begin with a dose escalation cohort involving TRX518 and cyclophosphamide as a doublet, and then add avelumab to form a triple chemoimmunotherapy combination. Following dose escalation, we expect to open expansion populations in patients with relapsed/refractory ovarian, breast, and prostate cancers. We expect to begin enrolling patients in this study in the second quarter of 2019.

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

        Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; to defend and enforce our patents; to preserve the confidentiality of our know-how and trade secrets; and to operate without infringing the valid and enforceable patents and proprietary rights of third parties.

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

Patents

        We exclusively license from Eli Lilly and Company, or Lilly, rights under 22 issued patents and 5 pending patent applications, all of which belong to the same patent family. The patents and applications in this patent family are directed to the composition of matter and use of DKN-01, and include (i) one issued U.S. Patent, (ii) issued patents in the following jurisdictions: Australia, Canada, China, Eurasia, Europe, Gulf Cooperation Council, India, Israel, Japan, Lebanon, Macao, Mexico, New Zealand, Pakistan, Singapore, South Africa, Taiwan, Ukraine, Hong Kong and South Korea and (iii) pending applications in the following jurisdictions: Argentina, Brazil, Europe, Venezuela and Thailand. The base 20-year term for patents in this family would expire in 2030. The U.S. patent will expire 87 days after the base term due to patent term adjustment. Patent term extensions for delays in marketing approval may also extend the terms of patents in this family.

        We own one pending international application filed under the Patent Cooperation Treaty (PCT) directed to the use of a biomarker in patients receiving DKN-01 therapy. The PCT is an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the member states. Although a PCT application is not itself examined and cannot issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. Any patents that may issue in the United States based on the pending PCT Application will expire in 2037, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act, and provided that all required maintenance fee payments are timely paid. Any patents issued in foreign jurisdictions will likewise expire in 2037 provided that all required annuities are timely paid.

        We own 61 patents and 7 pending patent applications relating to TRX518 and uses thereof. The patents and applications primarily fall into two families. The base 20-year term for U.S. patents in the first family would expire in 2026 and in the second family would expire in 2028 provided that all required maintenance fee payments are timely paid and no terminal disclaimers are filed. Patent term extensions for delays in marketing approval may also extend the terms of patents in these two families. The various patent applications and patents covering TRX-518 include claims directed to compositions of matter (antibodies and antigen-binding fragments), pharmaceutical compositions, methods for inducing or enhancing an immune response, methods of treating a subject having a cancerous tumor, combination therapies, and uses of antibodies and antigen-binding fragments. Patent applications and patents claiming these subject matters have been filed and/or granted in the following jurisdictions: United States, Australia, Canada, Europe (Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, United Kingdom), Hong Kong, India and Japan.

Patent Term

        The base term of a U.S. patent is 20 years from the filing date of the earliest-filed non-provisional patent application to which the patent is entitled to priority. The term of a U.S. patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the United States Patent and Trademark Office (USPTO). In some cases, the term of a U.S. patent is shortened by a terminal disclaimer that reduces its term to that of an earlier-expiring U.S. patent.

        The term of a U.S. patent may be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act or Hatch-Waxman Amendment, to account for at least some of the time a product is under development and regulatory review after the patent is granted. With regard to a product for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of protection of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved product, an FDA-approved method of treatment using the product, and/or a method of manufacturing the FDA-approved product. The extended protection cannot exceed the shorter of five years beyond the non-extended expiration of the patent or 14 years from the date of the FDA approval of the product. Some foreign jurisdictions, including Europe, have patent extension provisions (e.g., supplementary protection certificates), which allow for extension of the protection of a patent that covers a drug approved by the applicable foreign regulatory agency. In the future, if and when each of DKN-01 or TRX518 receives FDA approval, we expect to apply for patent term extension to extend the protection of one of our U.S. patents covering DKN-01, its use, or a method of manufacturing this product, and one of our U.S. patents covering TRX518, its use, or a method of manufacturing this product. We also may pursue extensions in foreign jurisdictions where applicable.

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

        Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. For example, Novartis, Merck, and Pfizer are all currently developing or have previously been developing anti-DKK1 monoclonal antibodies. Additionally, Merck, Novartis, Bristol-Myers Squibb, AstraZeneca, and Incyte are all developing or have previously been developing a GITR agonist monoclonal antibody. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

  •
  completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with the FDA's Good Laboratory Practice, or GLP, regulations;

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

Research and Development Expenses

        Our total research and development expenses were $21.8 million and $22.5 million, during the years ended December 31, 2018 and 2017, respectively. See Part II—Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for additional detail regarding our research and development activities.

Employees

        As of March 26, 2019, we had 25 employees, including 23 full-time employees and 2 part-time employees. We also use the services of consultants on a regular basis. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our employee relations to be good.

Web Availability

        We make available free of charge through our website, www.leaptx.com, our Annual Report on Form 10-K, other reports that we file with the Securities and Exchange Commission and any amendments to the reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as certain of our corporate governance policies, including the charters for the audit, compensation and nominating and governance committees of our board of directors and our code of ethics and corporate governance guidelines. We make these reports available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information contained on, or that can be accessed through our website is not a part of or incorporated by reference into this Annual Report on Form 10-K. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us at: Leap Therapeutics, Inc. c/o Investor Relations, 47 Thorndike Street, Suite B1-1, Cambridge, MA 02141.

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

        We are a clinical-stage biopharmaceutical company with a limited operating history on which to base your investment decision. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that our two product candidates, DKN-01 and TRX518, or any other products will fail to gain regulatory approval or become commercially viable. We have only two clinical-stage product candidates, which are at the early stages of clinical development. We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales. We incur significant research, development and other expenses related to our ongoing operations.

        As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2011. For the year ended December 31, 2018, we reported a net loss of $23.1 million, and had an accumulated deficit of $153.5 million at December 31, 2018.

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

        We have not generated any revenues, and we have no commercial products. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully gain regulatory approval and commercialize DKN-01 or TRX518 or other product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval, we do not know when we will generate revenue from product sales, if at all. Our ability to generate revenue from product sales from any product candidates also depends on a number of additional factors, including but not limited to, our ability to:

  •
  initiate and successfully complete development activities, including enrollment of study participants and completion of the necessary clinical trials;

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

        We believe that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

        As of December 31, 2018, we had federal, state and foreign net operating loss carryforwards of $106.9 million, $87.9 million and $69.9 million, respectively, which begin to expire in 2030. We may be able to utilize our net operating loss carryforwards to reduce future federal and state income tax liabilities. However, these net operating losses are subject to various limitations under Section 382 of the U.S. Internal Revenue Code of 1986, as amended ("IRC"). In accordance with Section 382 of the IRC, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company's ability to utilize its net operating loss carryforwards that were created during tax periods prior to the change in ownership. A change in ownership may result from the issuance of common or preferred shares of the Company, among other events.

We rely on a Research & Development Incentive program to finance our operations in Australia, which could be amended or changed.

        We have also financed our business operations through R&D Incentive income. The research and development tax incentive is one of the key elements of Australian Government's support for Australia's innovation system and if eligible, provides the recipient with a refundable tax offset for research and development activities. For the year ended December 31, 2018 we recorded research and development incentive income receivable of $0.8 million, representing the applicable percentage of our expected eligible expenses net of our current Australia tax liability. For the 2018 financial year, the refundable research and development rate was 43.5% of eligible expenses. There are proposals to cap the total refundable payments to Australian $2 million on an annual basis. There can be no assurance that we will continue to qualify and be eligible for such incentives or that the Australian Government will continue to provide incentives, offset, grants and rebates on similar terms or at all.

A large percentage of the Company's shares are held by a few stockholders, some of whom are affiliated with members of the Company's management and our board of directors. As these principal stockholders substantially control the Company's corporate actions, our other stockholders may face difficulty in exerting any influence over matters not supported by these principal stockholders.

        The Company's principal stockholders include HealthCare Ventures VIII, L.P., HealthCare Ventures IX, L.P. and HealthCare Ventures Strategic Fund, L.P. (the "Funds") and Eli Lilly and Company. Each of Christopher Mirabelli, our Chief Executive Officer, Douglas Onsi, our Chief Financial Officer, Augustine Lawlor, our Chief Operating Officer, John Littlechild, a director, and James Cavanaugh, a director, are affiliated with the Funds and may be deemed to have an indirect beneficial ownership interest in the stock owned by the Funds. As of March 26, 2019, these principal stockholders collectively owned approximately 39% of the Company's then outstanding shares of common stock. These stockholders, acting individually or as a group, may be able to exert control over matters such as electing directors, amending the Company's certificate of incorporation or bylaws, or approving mergers or other business combinations or transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders, elections of the Company's board of directors may be within the control of these stockholders. While all of the Company's stockholders are entitled to vote on matters submitted to the Company's stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders. As such, it would be difficult for stockholders to propose and have approved proposals not supported by these principal stockholders. There can be no assurance that matters voted upon by the Company's officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the Company. The stock ownership of the Company's principal stockholders may discourage a potential acquirer from seeking to acquire shares of the Company's common stock which, in turn, could reduce the Company's stock price or prevent the Company's stockholders from realizing a premium over the Company's stock price.

Risks Related to Our Business and Industry

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

        The results of preclinical studies, preliminary study results, and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials or the ultimately completed trial. For instance, while we have preliminary study results for our clinical studies of DKN-01 in esophagogastric cancer, gynecologic cancer, and biliary tract cancer, as well as our two clinical studies of TRX518, these studies are still ongoing and the ultimate study results may be different than the preliminary ones we have seen to date. Moreover, while we have seen preliminary favorable results in individual study subjects, these results may not be representative of the ultimate study population. Finally, the clinical trials conducted to date for DKN-01 and TRX518 are relatively small, open-label, uncontrolled studies. Preliminary and final results from such studies may not be representative of study results that are found in larger, controlled, blinded, and more long term studies.

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

        In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate's clinical development and may vary among jurisdictions. These may require us to amend our clinical trial protocols, conduct additional studies that require regulatory or institutional review board, or IRB, approval, or otherwise cause delays in the approval or rejection of an application. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Moreover, we have only completed early studies and enrolled limited numbers of patients for both DKN-01 and TRX518. Both DKN-01 and TRX518 will require additional preclinical and clinical development, as well as additional manufacturing development before we will be able to submit marketing applications to the FDA. Moreover, should the FDA determine that a companion diagnostic device is required for use of our product candidates or should we decide to pursue the development of a companion diagnostic device for the use of our product candidates, further development work would be required for such a device, including, possibly the approval of an Investigational Device Exemption for the study of such a device from the FDA, compliance with the FDA's device regulations, and either FDA clearance or approval of the device for commercial use. Such development would potentially take additional time and be subject to the risk of FDA non-approval or clearance of the diagnostic. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any of our future collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

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

The results of preclinical studies or early clinical trials are not necessarily predictive of future results, and DKN-01 or TRX518 may not have favorable results in later clinical trials or receive regulatory approval.

        Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of DKN-01 or TRX518. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than we have, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier preclinical and clinical trials for DKN-01 and TRX518, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market DKN-01 or TRX518 in any particular jurisdiction. If our clinical trials do not produce favorable results, our ability to achieve regulatory approval for DKN-01 or TRX518 will be adversely impacted and the value of our stock may decline.

Our future success is dependent primarily on the regulatory approval and commercialization of DKN-01 and TRX518, which are currently undergoing early stage clinical trials.

        We do not have any products that have gained regulatory approval. Currently, our only clinical-stage product candidates are DKN-01 and TRX518. As a result, our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize DKN-01 or TRX518 or other products in a timely manner. We cannot commercialize these products in the U.S. without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize these products outside of the U.S. without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of these products for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and well-controlled clinical trials, that these products are safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Even if these products were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may discover, in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for our products, we will still need to develop a commercial organization or strategy, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payors. If we are unable to successfully commercialize our products, we may not be able to earn sufficient revenues to continue our business.

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

        The development and commercialization of new drug products is highly competitive, especially in the oncology space in which we operate. We face competition with respect to DKN-01 and TRX518, and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of cancer. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach for DKN-01 or TRX518, and others are based on entirely different approaches. For example, there are several companies developing product candidates that target the same cancer pathways that we are targeting or that are testing product candidates in the same cancer indications that we are testing. For example, Novartis AG, or Novartis, Merck & Co., or Merck, and Pfizer, Inc. are all currently developing or have previously been developing anti-DKK1 monoclonal antibodies. Additionally, Merck, Novartis, Bristol-Myers Squibb Company, AstraZeneca PLC, and Incyte Corporation, are all developing or have previously been developing a GITR agonist monoclonal antibody.

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

        As of March 26, 2019, we had 23 full-time employees and 2 part-time employees, of whom six hold Ph.D. degrees and two hold an M.D. degree. We will need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

        As part of our business strategy, we may pursue acquisitions of assets, including preclinical or clinical stage product candidates, or enter into strategic alliances and collaborations to expand our existing programs and operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any such transaction, any of which could have a detrimental effect on our financial condition, results of operations and cash flows. We may not be able to find suitable acquisition candidates, and if we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we may incur additional debt or assume unknown or contingent liabilities in connection therewith. Integration of an acquired company or assets may also disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. We may not be able to find suitable strategic alliance or collaboration partners or identify other investment opportunities, and we may experience losses related to any such investments.

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

Risks Related to Our Dependence on Third Parties

We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials. If these third parties do not carry out their contractual duties or do not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements, our business could be substantially harmed.

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

        Our CROs may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other therapeutic development activities that could harm our competitive position. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, non-clinical, and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our trials may be repeated, extended, delayed, or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates, or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected.

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

Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

        We are subject to U.S. data protection laws and regulations, for example, laws and regulations that address privacy and data security, at both the federal and state levels. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. Numerous federal and state laws, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, including, for example, Section 5 of the FTC Act, govern the collection, use, and disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us, which could include civil and/or criminal penalties, private litigation and/or adverse publicity that could negatively affect our operating results and business. In addition, we may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.

        EU member states, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, the collection and use of personal health data is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR became effective on May 25, 2018, repealing the Data Protection Directive and increasing our responsibility and liability in relation to the processing of personal data of EU subjects.

        The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data, and imposition of substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU. Guidance on implementation and compliance practices are often updated or otherwise revised.

        With respect to the transfer of personal data out of the EU, the GDPR provides that the transfer of personal data to countries that are not considered by the European Commission to provide an adequate level of data protection, including the United States, is permitted only on the basis of complying with specific legal steps.

        The judgment by the Court of Justice of the European Union in Case C-362/14 Maximillian Schrems v. Data Protection Commissioner, or the Schrems case, held that the Safe Harbor Framework, which was relied upon by many United States entities as a basis for transfer of personal data from the EU to the United States, was invalid. United States entities therefore, had only the possibility to rely on the alternate procedures for such data transfer provided in the EU Data Protection Directive.

        On February 29, 2016, however, the European Commission announced an agreement with the United States Department of Commerce, or the DOC, to replace the invalidated Safe Harbor framework with a new "Privacy Shield." On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the Court of Justice of the European Union in the Schrems case. The Privacy Shield imposes more stringent obligations on companies, provides stronger monitoring and enforcement by the DOC and the Federal Trade Commission, and makes commitments on the part of public authorities regarding access to information. United States entities have been able to certify to the DOC their compliance with the privacy principles of the Privacy Shield since August 1, 2016 and rely on the Privacy Shield certification to transfer of personal data from the EU to the United States.

        However, in October 2016, three French digital rights advocacy group, La Quadrature du Net, French Data Network and the Fédération FDN, brought an action for annulment of the European Commission decision on the adequacy of the Privacy Shield before the Court of Justice of the EU (Case T-738/16). The case is currently pending before the European Court of Justice. If the Court of Justice of the European Union invalidates the Privacy Shield, it will no longer be possible to rely on the Privacy Shield certification to transfer personal data from the EU to entities in the United States. Adherence to the Privacy Shield is not, however, mandatory. Entities based in the United States are permitted to rely either on their adherence to the Privacy Shield or on the other authorized means and procedures to transfer personal data provided by the GDPR.

        Our failure to comply with these laws, or changes in the way in which these laws are implemented, could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results. In particular, our failure to comply with our obligations under the GDPR, including any failure to adopt measures to ensure that we can continue to conduct the data processing activities that we have initiated in the EU before the GDPR entered into application could adversely impact the validity of data generated in our studies.

Risks Related to Our Intellectual Property

If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate to protect our technology and product candidates, our competitive position could be harmed.

        Our commercial success will depend in large part on our ability to obtain and maintain patent and other intellectual property protection in the U.S. and other countries with respect to our proprietary technology and products. We rely on patent, trade secret, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. We have sought and continue to seek to protect our proprietary position by filing and prosecuting patent applications in the U.S. and abroad related to our novel technologies and products that are important to our business.

        The patent positions of biotechnology and pharmaceutical companies generally are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation. As a result, the scope, validity, enforceability and commercial value of our patents, including those patent rights licensed to us by third parties, are highly uncertain. The steps we or our licensors have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, both inside and outside the U.S. Further, the examination process may require us or our licensors to narrow the claims for our pending patent applications and those of our licensors, which may limit the scope of patent protection that may be obtained if these applications issue. The rights already granted under any of our currently issued patents or those licensed to us and those that may be granted under future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. If we or our licensors are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize technology and products similar or superior to ours, and our ability to successfully commercialize our technology and products may be adversely affected. It is also possible that we or our licensors will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection for them.

        With respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents that protect our technology or products, or if any of our or our licensors' issued patents will effectively prevent others from commercializing competitive technologies and products. Patents in the field of therapeutic monoclonal antibodies are frequently limited in scope based on the sequence of amino acids that form particular parts of the antibody. A portion of our intellectual property portfolio is limited by amino acid sequences found in our product candidates. Other competing companies may have therapeutic antibodies to the same target as our product candidates, but have a different amino acid sequence and, as a result, may not be determined to infringe our patents which are limited by amino acid sequence(s). Even for those patents which are defined by the target of a therapeutic antibody and not limited by an amino acid sequence, we cannot be certain that we will be able to successfully enforce those patents against our competitors with antibodies to these targets.

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

Our granted European patents for (i) TRX518 and its uses and (ii) anti-GITR agonist antibodies, including TRX518, in combination with a chemotherapeutic agent for treating cancer, each of which is of significant value to us, have been challenged in European Patent Office Opposition proceedings, and successful challenges could limit our future business and revenues.

        A patent covering TRX518 and its uses was granted to us by the European Patent Office. Three oppositions to this patent were filed by two major pharmaceutical companies and an individual, possibly on behalf of a major pharmaceutical company. Opposition proceedings took place in 2016, and the Opposition Division of the European Patent Office that decided the case issued an interlocutory decision indicating that our patent should be maintained with modified claims that are narrower than the claims as originally granted. Nonetheless, we believe that the claims deemed allowable by the Opposition Division still sufficiently cover TRX518 and its uses. Regardless, we have filed an appeal of the decision of the Opposition Division seeking to obtain broader claims that more closely reflect the claims as granted in the patent. We cannot assure you that our appeal will have any success. Should the decision of the Opposition Division stand in whole or in part, our ability to prevent competition in Europe or to license our intellectual property may be more limited or of lower value than under the broader claims we were originally granted, which could have an adverse effect on our business, financial condition and results of operations. In addition, the cost of the opposition appeal and any further proceedings could be material.

        In 2016, a patent covering the use of anti-GITR agonist antibodies, including TRX518, in combination with a chemotherapeutic agent for treating cancer was granted to us by the European Patent Office. In March 2017, notices of opposition to this patent were filed by ten different entities, including several major pharmaceutical companies. Oral proceedings at the EPO took place on December 4 and 5, 2018. At the conclusion of the oral proceedings, the Opposition Division decided that the patent should be revoked in its entirety on the ground that the claims as granted contained added matter. Subsequently, the Opposition Division issued an interlocutory decision restating its conclusion that the claims as granted contain added matter and revoking the patent. We have filed an appeal of the decision of the Opposition Division seeking to obtain a reversal of the Opposition Division's decision on added matter. We cannot assure you that our appeal will be successful and, if not, our ability to prevent competition in Europe or to license our intellectual property may be more limited, which could have an adverse effect on our business, financial condition and results of operations. In addition, the cost of the appeal and any further proceedings could be material.

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

        While DKN-01 and TRX518 are in preclinical studies and clinical trials in the United States, we believe that the use of DKN-01 and TRX518 in these preclinical studies and clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the U.S., which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As DKN-01 or TRX518 progresses toward commercialization, the possibility of a patent infringement claim against us may increase. We attempt to ensure that DKN-01 and TRX518, the methods we employ to manufacture them, as well as the methods for their use we intend to promote, do not infringe other parties' patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.

We may not be able to protect our intellectual property rights outside the U.S..

        Filing, prosecuting and defending patents on DKN-01, TRX518 and/or any future product candidates outside the U.S. could be prohibitively expensive, and our or our licensors' intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws and practices of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we and our licensors may not be able to prevent third parties from practicing our and/or our licensors' inventions in all countries outside the U.S., or from selling or importing products made using our and/or our licensors' inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and may export otherwise allegedly infringing products to territories where we or our licensors have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

        The laws of certain foreign countries may not protect our rights to the same extent as the laws of the U.S., and these foreign laws may also be subject to change. For example, methods of treatment and manufacturing processes may not be patentable in certain jurisdictions, and the requirements for patentability may differ in certain countries, particularly developing countries. Furthermore, generic drug manufacturers or other competitors may challenge the scope, validity, ownership, inventorship and/or enforceability of our or our licensors' patents, requiring us or our licensors to engage in complex, lengthy and costly litigation or other proceedings. Generic drug or biosimilar manufacturers may develop, seek approval for, and launch generic or biosimilar versions of our products. Many countries, including some European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities in those countries. Accordingly, our and our licensors' efforts to enforce intellectual property rights outside the U.S. may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful and may have a material adverse effect on the success of our business.

        Competitors may infringe our and/or our licensors' patents or misappropriate or otherwise violate our and/or our licensors' intellectual property rights. To prevent or stop infringement or unauthorized use, litigation may be necessary in the future to enforce and/or defend our intellectual property rights, to protect our trade secrets or to determine the validity, enforceability, ownership, inventorship, and/or scope of our own intellectual property rights or the proprietary rights of others. Also, third parties may initiate legal proceedings against us or our licensors to challenge the validity, enforceability, ownership, inventorship and/or scope of intellectual property rights we own or control. These proceedings can be expensive and time consuming. Many of our current and potential competitors have the ability to dedicate substantially greater resources to defend and/or enforce their intellectual property rights than we can. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, in an infringement proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question, or other grounds. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Furthermore, because of the substantial amount of discovery typical in intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock.

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

        The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain a smaller reporting company or an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

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

        Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. To manage and grow our business effectively in the future, we expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.

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

        As a public company, we incur significant legal, accounting and other expenses, and these expenses may increase even more after we are no longer an "emerging growth company." Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We estimate that we have incurred approximately $1.5 million in costs per year associated with being a publicly traded company, although it is possible that our actual incremental costs will be higher in future years. The increased costs increase our net loss.

Nasdaq may delist our common stock from its exchange which could limit your ability to make transactions in our securities and subject us to additional trading restrictions.

        On January 24, 2019, we received a notification from Nasdaq informing us that we were no longer in compliance with the minimum market value of listed securities requirement for the Nasdaq Global Market or Nasdaq Select Global Market, as the market value of our shares of common stock closed below the minimum $50.0 million threshold for the 30 consecutive trading days prior to the date of the notice. Nasdaq also notified us that we were provided 180 calendar days, or until July 23, 2019, to regain compliance with the minimum market value of listed securities requirement. We are currently evaluating potential solutions to regain compliance with the minimum market value of listed securities requirement. There can be no assurance that we will meet the market value of listed securities requirement during any compliance period or in the future, or otherwise meet Nasdaq compliance standards, or that Nasdaq will grant the Company any relief from delisting as necessary, or that we will be able to ultimately meet applicable Nasdaq requirements for any such relief.

        If we are unable to regain compliance with the $50.0 minimum market value of listed securities and receive a notice from Nasdaq that our securities are subject to delisting, we may appeal Nasdaq's delisting determination to a Hearings Panel, or, in the alternative, the we may consider applying for a transfer to The Nasdaq Capital Market, which has a minimum market value of listed securities of $35.0 million. In order to transfer the Company would need to submit an online transfer application, pay a $5,000 application fee and meet the Capital Market's continued listing requirements.

        If we were unable to meet Nasdaq's listing requirements, our securities could be delisted from Nasdaq. If our securities were to be delisted from Nasdaq, our securities could begin to trade on the Over-The-Counter Bulletin Board or on one of the markets operated by OTC Markets Group, including OTC Pink (formerly known as the "pink sheets"), as the case may be. In such event, our securities could be subject to the "penny stock" rules which among other things require brokers or dealers to approve investors' accounts, receive written agreements and determine investor suitability for transactions and disclose risks relating to investing in the penny stock market. Any such delisting of our securities could have an adverse effect on the market price of, and the efficiency of the trading market for our securities, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

Risks Related to our Common Stock

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

        We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which you purchased them.

Sales of a substantial number of shares of our common stock in the public market, including the resale of the shares of common stock issuable upon the exercise of the warrants that were issued in both the private placement which we closed on November 14, 2017 and in the public offering which we closed February 5, 2019, could cause our stock price to fall.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Prior to the private placement financing, holders of an aggregate of 6,007,947 shares of our common stock had rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On November 14, 2017 in a private placement financing, we issued 2,958,094 shares of common stock and warrants, or the 2017 Warrants, that are exercisable for an aggregate of 2,958,094 shares of common stock, subject to adjustment as provided in such 2017 Warrants. In connection with the closing of the private placement financing, we granted to all Purchasers the right, subject to certain conditions, to require us a file a resale registration statement covering the shares of common stock issued in the financing and the shares of common stock issuable upon exercise of the 2017 Warrants issued in the financing. We have registered 3,734,914 shares of these shares of common stock on a registration statement on Form S-3, which was declared effective by the SEC on December 15, 2017, and as a result these registered shares became generally available for immediate resale. On February 5, 2019 we closed an underwritten public offering, or the 2019 Offering, of 7,557,142 shares of common stock and warrants, or the 2019 Warrants, that are exercisable for an aggregate of 7,557,142 shares of common stock. Sales of such shares of common stock in the public market, including shares issuable upon exercise of the 2017 Warrants and the 2019 Warrants, or the perception that such sales might occur, could adversely affect the market price of our Common Stock, and the market value of our other securities, and could result in dilution to shareholders who hold our common stock.

        We also have registered all shares of common stock that we may issue under our equity compensation plans on Form S-8. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates under Rule 144 under the Securities Act.

        Further, the stockholders have approved the inclusion of a full ratchet anti-dilution feature as a term of the 2017 Warrants. As a result of the consummation of the 2019 Offering, the exercise price of the 2017 Warrants automatically was adjusted pursuant to, and in accordance with their terms, triggering an automatic reduction in the exercise price under each of the 2017 Warrants to $1.75. Accordingly, if we continue to issue common stock, options or common stock equivalents at a price less than the exercise price of the warrants, subject to certain customary exceptions, the exercise price of the warrants will continue to be reduced to that lower price. Such a decrease in exercise price may cause holders to exercise the warrants which could result in dilution to our existing stockholders at an accelerated rate.

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

        In accordance with the terms of the purchase agreements executed in connection with the private placement, the selling stockholders are entitled to receive liquidated damages upon the occurrence of a number of events relating to filing the Registration Statement, including maintaining an effective registration statement covering the securities being registered. The liquidated damages will be payable upon the occurrence of the event and each monthly anniversary thereof until cured. The amount of liquidated damages payable per 30-day period is equal to 1.0% of the purchase price paid by such purchaser and may increase to 2.0% under certain circumstances, provided, however, the maximum aggregate liquidated damages payable to a Selling Stockholder is 10% of the aggregate purchase price paid by a purchaser for the shares and warrants pursuant to a purchase agreement. We may also be responsible for the actual damages suffered by a Selling Stockholder in certain circumstances.

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

If securities or industry analysts do not continue to publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

        The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. We do not control these analysts. If we lose securities or industry analysts coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts issues unfavorable commentary or ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

        Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including weakened demand for setmelanotide and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        We have leased our principal offices in Cambridge, Massachusetts covering approximately 7,667 square feet of space. We assumed this lease effective January 1, 2017, from HealthCare Ventures LLC pursuant to an Assignment and Assumption Agreement, dated as of January 1, 2017. In November 2018, we extended the lease through April 30, 2022.

Item 3.    Legal Proceedings.

        From time to time we may become involved in legal proceedings or be subject to claims that arise in the ordinary course of business. As of the date of this report, and other than as described in the following paragraph, we are not currently a party to any material legal proceedings.

        A patent covering the TRX518 antibody and its uses in methods of inducing or enhancing an immune response in a subject was granted in 2013 to us by the European Patent Office (EPO). Three notices of opposition to this patent were filed: two by major pharmaceutical companies and a third by an individual, possibly on behalf of a major pharmaceutical company. At the conclusion of the opposition proceedings before the Opposition Division of the EPO, the Opposition Division issued a decision indicating that our patent was maintained with narrowed claims that differ from the claims as originally granted. These narrowed claims cover the TRX518 antibody and uses of the TRX518 antibody in methods of inducing or enhancing an immune response in a subject. We have filed an appeal of the decision of the Opposition Division seeking to obtain broader claims that more closely reflect the claims as granted in the patent. The EPO Board of Appeal has not yet scheduled a date for the appeal hearing.

        In 2016, a patent covering the use of the TRX518 antibody in combination with a chemotherapeutic agent for treating cancer was granted to us by the EPO. In March 2017, notices of opposition to this patent were filed at the EPO by ten different entities, including several major pharmaceutical companies. Oral proceedings at the EPO took place on December 4 and 5, 2018. At the conclusion of the oral proceedings, the Opposition Division decided that the patent should be revoked in its entirety on the ground that the claims as granted contained added matter. Subsequently, the Opposition Division issued an interlocutory decision restating its conclusion that the claims as granted contain added matter and revoking the patent. We have filed an appeal of the decision of the Opposition Division seeking to obtain a reversal of the Opposition Division's decision on added matter. A statement of our grounds of appeal is due on May 23, 2019. The EPO Board of Appeal has not yet scheduled a date for the appeal hearing.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock, par value $0.001 per share, has been publicly traded on the Nasdaq Global Market under the symbol "LPTX" since January 24, 2017. Prior to that time, the period covered by this Annual Report on Form 10-K, there was no public market for our common stock. The table below provides the high and low intra-day sales prices of our common stock for the periods indicated, as reported by The Nasdaq Global Market.

	High	Low
Year ended December 31, 2018
Fourth quarter	$8.02	$1.91
Third quarter	9.15	6.30
Second quarter	10.25	6.63
First quarter	9.22	5.64
Year ended December 31, 2017
Fourth quarter	$7.95	$4.91
Third quarter	7.95	4.90
Second quarter	9.36	5.40
First quarter (beginning on 1/23/2017)	16.62	5.02

        On March 26, 2019, the last reported sales price for our common stock on the Nasdaq Global Market was $1.90 per share.

Holders

        As of March 26, 2019, there were approximately 19 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        Information about securities authorized for issuance under our equity compensation plans is set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

Recent Sales of Unregistered Securities

        Set forth below is information regarding securities issued and options granted by us during the last three fiscal years that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for any such shares, options and warrants and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

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

PIPE Transaction

        On November 14, 2017, Leap entered into purchase agreements with certain existing and new institutional accredited investors and strategic partners pursuant to which, Leap, in a private placement, agreed to issue and sell to the purchasers an aggregate of 2,958,094 shares of unregistered Common Stock at a price per share of $6.085, and issued with each share a warrant (the "2017 Warrants") to purchase one share of Common Stock at an exercise price of $6.085 with an exercise period expiring seven years after closing (the "Term"), for gross proceeds of approximately $18.0 million. As a result of the consummation of the 2019 Public Offering, the exercise price of the 2017 Warrants automatically was adjusted pursuant to, and in accordance with, their terms, $1.75 per share.

        Raymond James & Associates, Inc. and Ladenburg Thalmann & Co. Inc. acted as the placement agents for the private placement. Pursuant to the agreement with the placement agents, Leap agreed to pay the placement agents a fee equal to 2.2% of the aggregate gross proceeds from the private placement plus the reimbursement of certain expenses.

        The Company used the net proceeds from the Private Placement for general corporate purposes. The offering raised gross proceeds to the Company in the amount of approximately $18.0 million and net proceeds in the amount of approximately $17.3 million, which is after deducting commissions to the placement agents and estimated expenses of approximately $0.7 million in the aggregate.

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

Stock options

        In connection with the consummation of the merger with Macrocure, we adopted our Amended and Restated 2012 Equity Incentive Plan and our 2016 Equity Incentive Plan. The Amended and Restated 2012 Equity Incentive Plan amended and restated the 2012 Equity Incentive Plan in its entirety. The shares subject to both plans have been registered on a registration statement on Form S-8.

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

        On August 29, 2016, we entered into a definitive merger agreement with Macrocure Ltd. ("Macrocure"), a publicly held, clinical-stage biotechnology company based in Petach Tikva, Israel, and M-Co Merger Sub Ltd. ("Merger Sub"), a wholly owned subsidiary of the Company which provided for the merger of Macrocure with and into Merger Sub, with Macrocure continuing after the merger as a wholly owned subsidiary of the Company. In connection with the merger, the Company applied to be listed on the NASDAQ Global Market. NASDAQ approved the listing, and trading in the Company's common stock commenced on January 24, 2017, under the trading symbol "LPTX." On February 1, 2017, Macrocure's name was changed to Leap Therapeutics Ltd.

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

        Our two clinical stage programs are:

  •
  DKN-01:  A monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. DKK1 is a protein that regulates the Wnt signaling pathways and enables tumor cells to profilerate and spread, as well as suppresses the immune system from attacking the tumor. When DKN-01 binds to DKK1, an anti-tumor effect can be generated. DKN-01-based therapies have generated responses and clinical benefit in several patient populations. We are currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, hepatobiliary cancer, gynecologic cancers, or prostate cancer.

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

        We have incurred net losses in each year since our inception in 2011. Our net loss was $23.1 million for the year ended December 31, 2018 and $29.7 million for the year ended December 31, 2017. As of December 31, 2018, we had an accumulated deficit of approximately $153.5 million. Our net losses have resulted primarily from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and have operating losses for at least the next several years as we:

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

        As of December 31, 2018, we had cash and cash equivalents of $16.3 million. On February 5, 2019, we completed a public offering whereby we issued 7,557,142 shares of our common stock and warrants to purchase 7,557,142 shares of our common stock at a price of $1.75 per unit, which included 985,714 shares and warrants to purchase 985,714 shares issued pursuant to the underwriters' exercise of their option to purchase additional securities. The aggregate net proceeds received by us from the offering were approximately $12.1 million, net of underwriting discounts and commissions and estimated offering expenses. We believe that our cash and cash equivalents as of December 31, 2018, together with the net proceeds from the February 2019 Public Offering and the anticipated receipt of $0.8 million of research and development tax incentive payments, representing the applicable percentage of our expected eligible expenses net of our current Australia tax liability, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from issuance of the financial statements included in this Annual Report on Form 10-K. See "—Liquidity and Capital Resources."

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

        We participate, through our subsidiary in Australia, in the Australian government's R&D Incentive program, such that a percentage of our eligible research and development expenses are reimbursed by the Australian government as a refundable tax offset and such incentives are reflected as other income. The percentage was 43.5% for both the years ended December 31, 2018 and 2017.

        The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(in thousands)
Direct research and development by program:
DKN-01 program	$15,624	$15,288
TRX518 program	6,206	7,215

Total research and development expenses	$21,830	$22,503

Australian research and development incentives	$756	$1,715

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

Interest income

        Interest income consists primarily of interest income earned on cash and cash equivalents. During the years ended December 31, 2018 and 2017, interest income was $0.4 million and $0.2 million, respectively.

Interest expense—related party

        Interest expense—related party consists of interest accrued on notes payable—related party that we issued during 2017 and prior to December 31, 2016, the outstanding amounts of which were due on March 31, 2017. On January 20, 2017, prior and subject to the consummation of our merger with Macrocure, all of our notes payable and accrued interest were converted into 1,950,768 shares of common stock.

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

Income taxes

        Since our inception, we have not recorded any U.S. federal, state or foreign income tax benefits for the net losses we have incurred in each year, due to our uncertainty of realizing a benefit from those items. As of December 31, 2018, we had federal, state and foreign net operating loss carryforwards of $106.9 million, $87.9 million and $69.9 million, respectively. The federal and state net operating losses begin to expire in 2030, while the foreign net operating losses carryforward indefinitely. Our federal net operating losses include $25.6 million which can be also carried forward indefinitely. We may be able to utilize our net operating loss carryforwards to reduce future federal and state income tax liabilities. However, these net operating losses are subject to various limitations under Internal Revenue Code ("IRC") Section 382, which limits the use of net operating loss carryforwards to the extent there has been an ownership change of more than 50 percentage points. In addition, the net operating loss carryforwards are subject to examination by the taxing authorities and could be adjusted or disallowed due to such exams. Although we have not undergone an IRC Section 382 analysis, it is possible that the utilization of our net operating loss carryforwards may be limited.

        As of December 31, 2018, we also had federal and state research and development tax credit carryforwards of $2.8 million and $0.5 million, respectively, which begin to expire in 2030.

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

Valuation of Warrant Liability

        In connection with the November 2017 private placement, we issued warrants to purchase our common stock. The warrants contain full ratchet anti-dilution protection provisions. We classify the warrants as a liability on our consolidated balance sheet because each warrant represents a freestanding financial instrument that, due to the potential variable nature of the exercise price, is not considered to be indexed to our own stock. The warrant liability was initially recorded at fair value upon completion of the private placement and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. We will continue to recognize changes in the fair value of the warrant liability until the warrants are exercised, expire or qualify for equity classification.

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

JOBS Act

        We are an "emerging growth company", or EGC, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). The JOBS Act, permits an "emerging growth company" such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We may elect to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election would allow us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

        We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years. We will remain an "emerging growth company" until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the preceding three-year period and (d) the last day of our 2022 fiscal year containing the fifth anniversary of the date on which shares of our common stock became publicly traded in the U.S. As of December 31, 2018, we remain an EGC.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

        The following tables summarize our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$21,830	$22,503	$(673)
General and administrative	8,921	9,849	(928)

Total operating expenses	30,751	32,352	(1,601)

Loss from operations	(30,751)	(32,352)	1,601
Interest income	447	170	277
Interest expense	(19)	(528)	509
Interest expense—related party	—	(121)	121
Australian research and development incentives	756	1,715	(959)
Foreign currency gains (loss)	(835)	759	(1,594)
Change in fair value of warrant liability	7,284	473	6,811

Loss before income taxes	(23,118)	(29,884)	6,766
Income taxes	(20)	157	(177)

Net loss	$(23,138)	$(29,727)	$6,589

Research and Development Expenses

	Year Ended December 31,
			Increase (Decrease)
	2018	2017
	(in thousands)
Direct research and development by program:
DKN-01 program	$15,624	$15,288	$336
TRX518 program	6,206	7,215	(1,009)

Total research and development expenses	$21,830	$22,503	$(673)

        Research and development expenses were $21.8 million for the year ended December 31, 2018, compared to $22.5 million for the year ended December 31, 2017. The decrease of $0.7 million was primarily due to a $2.6 million decrease in manufacturing costs related to clinical trial material due to timing of manufacturing campaigns and a $1.2 million decrease in stock based compensation expense due to a higher number of stock option grants during the year ended December 31, 2017 in connection with the merger with Macrocure. These decreases were partially offset by a $2.7 million increase in clinical trial costs due to an increase in patient enrollment and an $0.4 million increase in payroll and other related expenses due to an increase in headcount in our research and development full time employees.

General and Administrative Expenses

        General and administrative expenses were $8.9 million for the year ended December 31, 2018, compared to $9.8 million for the year ended December 31, 2017. The decrease of $0.9 million in general and administrative expenses was due to a decrease of $0.9 million in stock based compensation expense due to a higher number of stock option grants during the year ended December 31, 2017 in connection with the merger with Macrocure.

Interest Income

        We recorded interest income of $0.4 million and $0.2 million, respectively, for the years ended December 31, 2018 and 2017. The increase in interest income is primarily due to a higher average cash balance during the year ended December 31, 2018 as compared to 2017.

Interest Expense—Related Party

        We recorded interest expense—related party of $0.1 million for the year ended December 31, 2017 related to borrowings under our note payable—related party. On January 20, 2017, in connection with and prior to the completion of the merger with Macrocure, the outstanding note payable and accrued interest was converted into 1,950,768 shares of common stock. We did not record any interest expense—related party for the year ended December 31, 2018.

Australian Research and Development Incentives

        We recorded R&D incentive income of $0.8 million and $1.7 million for the years ended December 31, 2018 and 2017, respectively, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, net of our Australia tax liability, which expenses included the cost of manufacturing of clinical trial material.

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

        During the year ended December 31, 2018, we received $0.7 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the 2016 Overseas research and development activities of our Australian subsidiary, HCP Australia and $0.8 million of research and development tax incentive payments as a result of the 2017 research and development activites. During the year ended December 31, 2017, we received $3.2 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the 2016 research and development activities.

        The remaining R&D incentive receivable has been recorded as "Research and development incentive receivable" in the consolidated balance sheets.

Foreign Currency Gains (Loss)

        We recorded foreign currency gains (losses) of ($0.8) million and $0.8 million, respectively, for the years ended December 31, 2018 and 2017. The increase in foreign currency gains is due to the changes in Australian dollar exchange rate related to activities of the Australian entity.

Interest Expense

        We recorded interest expense of $0.5 million for the year ended December 31, 2017. We recorded an immaterial amount of interest expense for the year ended December 31, 2018.

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

        As of December 31, 2018, we had cash and cash equivalents of $16.3 million. During the year ended December 31, 2018, we issued common stock in connection with our March 2018 public offering for net proceeds of $14.8 million. During the year ended December 31, 2017, we issued common stock in connection with our Subscription Agreement and Private Placement for net proceeds of $9.0 million and $17.3 million, respectively, and received $21.2 million in cash as a result of our merger with Macrocure. During the year ended December 31, 2017, we issued $0.8 million of notes payable—related party. The notes had a stated annual interest rate of 8%, and the outstanding principal balance and accrued interest were payable on March 31, 2017. In January 2017, all of the outstanding notes and related accrued interest were converted into shares of our common stock in connection with the closing of the merger with Macrocure.

        We expect that our cash and cash equivalents of $16.3 million at December 31, 2018, together with the net proceeds from the February 2019 Public Offering of $12.1 million and the receipt of $0.8 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the 2018 research and development activities of our Australian subsidiary, HealthCare Pharmaceuticals Pty Ltd, will be sufficient to fund our operating expenses for at least the next 12 months from issuance of the financial statements included in this Annual Report on Form 10-K. In addition, we will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If we do not obtain additional funding or development program cost-sharing, we would be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which would adversely affect our business prospects. The inability to obtain funding, as and when needed, would have a negative impact on Leap's financial condition and our ability to pursue our business strategies.

Cash Flows

        The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2018	2017
	(in thousands)
Cash used in operating activities	$(26,033)	$(22,137)
Cash used in investing activities	—	(64)
Cash provided by financing activities	15,906	47,763
Effect of exchange rate changes on cash and cash equivalents	674	(618)

Net increase (decrease) in cash and cash equivalents	$(9,453)	$24,944

        Operating activities.    Net cash used in operating activities for the year ended December 31, 2018 was primarily related to our net loss from the operation of our business of $23.1 million and net changes in working capital, including an increase in prepaid expenses and other assets of $0.3 million and a noncash change in the fair value of the warrant liability of $7.3 million, partially offset by noncash stock compensation expense of $3.5 million, an increase of $0.8 million in research and development incentive receivable and an increase in accounts payable and accrued expenses of $0.4 million. The increase in accounts payable and accrued expenses were due to timing of vendor invoicing and payments.

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

        Investing Activities.    Net cash used in investing activities during the year ended December 31, 2017 was related to purchases of equipment. There were no investing activities during the year ended December 31, 2018.

        Financing Activities.    Net cash provided by financing activities for the year ended December 31, 2018 consisted of $15.0 million in proceeds from the issuance of common stock in connection with the March 2018 public offering, net of underwriter commissions and discounts, and $1.2 million in proceeds from the exercise of common stock warrants, partially offset by payments of $0.3 million for deferred offering costs.

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

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations as of December 31, 2018 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 Years
Research commitments(1)	$154	$154	$—	$—	$—
Operating lease commitments(2)	1,915	803	966	146

Total	$2,069	$957	$966	$146	$—

(1)
Represents non-cancellable commitments under manufacturing agreements with vendors to manufacture TRX518 and DKN-01 for use in clinical trials.

(2)
Represents operating lease commitments for our office space at 47 Thorndike Street in Cambridge, Massachusetts through April 30, 2022 and for our lab space in Cambridge, Massachusetts, through April 30, 2020.

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

        As of December 31, 2018, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

        This Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individual serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

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

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this Item is set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11.    Executive Compensation.

        The information required by this Item is set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item is set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item is set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by this Item is set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Leap Therapeutics, Inc. (filed as Exhibit 3.1 to the Registrant's current report on Form 8-K (File No. 001-37990) as filed on January 26, 2017).

3.2	Amended and Restated By-laws of Leap Therapeutics, Inc. (filed as Exhibit 3.4 to the Registrant's registration statement on Form S-4 (File No. 333-213794) as filed on September 26, 2016 and attached as Annex D to the prospectus which forms part of such registration statement).

4.1	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant's registration statement on Form S-4 (File No. 333-213794) as filed on November 16, 2016).

4.2	Amended and Restated Stockholders' Agreement, between Leap and its stockholders, effective as of December 10, 2015 (incorporated by reference to Exhibit 4.2 to the Registrant's registration statement on Form S-4 (File No. 333-213794) as filed on September 26, 2016).

4.3	Registration Rights Agreement, by and among Leap and certain stockholders, dated as of January 23, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K (File No. 001-37990) as filed on January 26, 2017).

Exhibit No.		Description
4.4		Amendment No. 2 to Warrant, by and among Macrocure, Leap and certain warrant holders, dated as of January 23, 2017 (incorporated by reference to Exhibit 4.4 to the Registrant's annual report on Form 10-K (File No. 001-37990) as filed on March 31, 2017).

4.5		Form of Warrant, dated as of November 14, 2017 by and among Leap Therapeutics, Inc. and the Holders identified on the schedule thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (file No. 0001-3799) filed with the Securities and Exchange Commission on November 17, 2017).

10.1	†	Amended and Restated 2012 Equity Incentive Plan of Leap Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S-8 (File No. 333-215787) as filed on January 27, 2017).

10.2		Form of Stock Option Grant Notice and Stock Option Agreement under Leap's Amended and Restated 2012 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant's annual report on Form 10-K (File No. 001-37990) as filed on March 31, 2017).

10.3	†	2016 Equity Incentive Plan of Leap Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's registration statement on Form S-8 (File No. 333-215787) as filed on January 27, 2017).

10.4		Form of Stock Option Grant Notice and Stock Option Agreement under Leap's 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant's registration statement on Form S-4 (File No. 333-213794) as filed on November 2, 2016).

10.5		Summary Translation of Macrocure 2008 Stock Option Plan stockholders (incorporated by reference to Exhibit 10.3 to the Registrant's registration statement on Form S-8 (File No. 333-215787) as filed on January 27, 2017).

10.6		Macrocure 2013 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's registration statement on Form S-8 (File No. 333-215787) as filed on January 27, 2017).

10.7		Amendment No. 1 to Macrocure 2013 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's registration statement on Form S-8 (File No. 333-215787) as filed on January 27, 2017).

10.8	‡	License Agreement, between Eli Lilly and Company and Dekkun Corporation, effective as of January 3, 2011 (incorporated by reference to Exhibit 10.4 to the Registrant's registration statement on Form S-4 (File No. 333-213794) as filed on September 26, 2016).

10.9	‡	License Agreement, by and between Lonza Sales AG and Healthcare Pharmaceuticals, Inc., dated as of May 28, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant's registration statement on Form S-4 (File No. 333-213794) as filed on September 26, 2016).

10.10		Royalty Agreement, between Leap Therapeutics, Inc. and Leap Shareholder Royalty Vehicle, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K (File No. 001-37990) as filed on January 26, 2017).

Exhibit No.		Description
10.11		Letter Agreement, between Leap Shareholder Royalty Vehicle, Inc. and certain Leap stockholders (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K (File No. 001-37990) as filed on January 26, 2017).

10.12	†	Executive Employment Agreement and accompanying Employee Proprietary Information, Inventions, Non-Competition and Non-Solicitation Agreement, by and between Leap and Christopher K. Mirabelli, dated as of August 29, 2016 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-4 (File No. 333-213794), as filed on September 26, 2016).

10.13	†	Executive Employment Agreement and accompanying Employee Proprietary Information, Inventions, Non-Competition and Non-Solicitation Agreement, by and between Leap and Douglas E. Onsi, dated as of August 29, 2016 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-4 (File No. 333-213794), as filed on September 26, 2016).

10.14	†	Executive Employment Agreement and accompanying Employee Proprietary Information, Inventions, Non-Competition and Non-Solicitation Agreement, by and between Leap and Augustine Lawlor, dated as of August 29, 2016 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-4 (File No. 333-213794), as filed on September 26, 2016).

10.15		Form of Indemnification Agreement (filed as Exhibit 10.10 to Amendment No. 1 to the Registrant's registration statement on Form S-4 (File No. 333-213794) as filed on November 2, 2016).

10.16		Subscription Agreement, between Leap and HealthCare Ventures IX, L.P., dated as of January 23, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant's current report on Form 8-K (File No. 001-37990) as filed on January 26, 2017).

10.17		Lease by and between Bulfinch Square Limited Partnership and Healthcare Ventures LLC, dated as of March 30, 2012 (filed as Exhibit 10.26 to the Registrant's annual report on Form 10-K (File No. 001-37990) as filed on March 31, 2017).

10.18		Amendment to Lease by and between Bulfinch Square Limited Partnership and Healthcare Ventures LLC, dated as of June 30, 2015 (incorporated by reference to Exhibit 10.27 to the Registrant's annual report on Form 10-K (File No. 001-37990) as filed on March 31, 2017).

10.19		First Amendment to Lease by and between Bulfinch Square Limited Partnership and Healthcare Ventures LLC, dated as of January 4, 2016 (incorporated by reference to Exhibit 10.28 to the Registrant's annual report on Form 10-K (File No. 001-37990) as filed on March 31, 2017).

10.20		Consent to Assignment and Assumption of Lease, by and between Bulfinch Square Limited Partnership, Healthcare Ventures LLC, and Leap Therapeutics, Inc., dated as of December 19, 2016 and Assignment (incorporated by reference to Exhibit 10.29 to the Registrant's annual report on Form 10-K (File No. 001-37990) as filed on March 31, 2017).

10.21		Form of Purchase Agreement, dated as of November 14, 2017, by and among Leap Therapeutics, Inc. and the purchasers identified on the schedule thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 0001-3799) filed with the Securities and Exchange Commission on November 17, 2017).

Exhibit No.		Description
10.22		Placement Agency Agreement, dated as of November 14, 2017, by and between Leap Therapeutics, Inc., Raymond James & Associates, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (file No. 0001-3799) filed with the Securities and Exchange Commission on November 17, 2017).

10.23		Voting Agreement, dated as of November 14, 2017, by and among Leap Therapeutics, Inc., HealthCare Ventures VIII, L.P., HealthCare Ventures IX, L.P. and HealthCare Ventures Strategic Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (file No. 0001-3799) filed with the Securities and Exchange Commission on November 17, 2017).

10.24		Form of Underwriting Agreement, dated as of March 23, 2018, by and among Leap Therapeutics, Inc. and Raymond James & Associates, Inc. and Ladenburg Thalmann & Co. Inc., as representatives of the underwriters named therein (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (file No. 001-37990) filed with the Securities and Exchange Commission on March 23, 2018).

10.25		Form of Distribution Agreement, dated as of September 7, 2018, by and between Leap Therapeutics, Inc. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (file No. 001-37990) filed with the Securities and Exchange Commission on September 7, 2018).

10.26		Form of Lease, dated as of November 13, 2018, by and between Leap Therapeutics, Inc. and Bulfinch Square Limited Partnership (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (file No. 001-37990) filed with the Securities and Exchange Commission on November 13, 2018).

21.1	*	Subsidiaries of Leap Therapeutics, Inc.

23.1	*	Consent of EisnerAmper LLP related to Leap Therapeutics, Inc. financial statements.

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	***	Principal Executive Officer Certification and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from Leap Therapeutics, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the year ended December 31, 2018 and December 31, 2017, (iii) Consolidated Statements of Shareholders' Equity (Deficit) at December 31, 2018 and December 31, 2017 (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2018 and December 31, 2017, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

LEAP THERAPEUTICS, INC.
April 1, 2019	By:	/s/ CHRISTOPHER K. MIRABELLI, PH.D.
		Name:	Christopher K. Mirabelli, Ph.D.
		Title:	President, Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ CHRISTOPHER K. MIRABELLI, PH.D. Christopher K. Mirabelli, Ph.D.	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	April 1, 2019
/s/ DOUGLAS E. ONSI Douglas E. Onsi	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 1, 2019
/s/ JAMES CAVANAUGH, PH.D. James Cavanaugh, Ph.D.	Director	April 1, 2019
/s/ JOHN LITTLECHILD John Littlechild	Director	April 1, 2019
/s/ THOMAS DIETZ, PH.D. Thomas Dietz, Ph.D.	Director	April 1, 2019
/s/ JOSEPH LOSCALZO, M.D., PH.D. Joseph Loscalzo, M.D., Ph.D.	Director	April 1, 2019
/s/ NISSIM MASHAICH Nissim Mashaich	Director	April 1, 2019
/s/ WILLIAM LI, M.D. William Li, M.D.	Director	April 1, 2019
/s/ MONICA M. BERTAGNOLLI, M.D. Monica M. Bertagnolli, M.D.	Director	April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Leap Therapeutics, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Leap Therapeutics, Inc. and Subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficiency), and cash flows for each of the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Philadelphia, Pennsylvania
April 1, 2019

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$16,284	$25,737
Research and development incentive receivable	836	1,744
Prepaid expenses and other current assets	202	177

Total current assets	17,322	27,658
Property and equipment, net	86	135
Deferred tax assets	124	158
Other assets	1,542	1,111

Total assets	$19,074	$29,062

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,579	$2,622
Accrued expenses	2,872	3,461

Total current liabilities	6,451	6,083

Non current liabilities:
Warrant liability	3,448	11,862

Total liabilities	9,899	17,945

Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized as of December 31, 2018 and 2017, 14,703,159 and 12,354,014 shares issued and outstanding as of December 31, 2018 and 2017, respectively	15	12
Additional paid-in capital	162,393	141,770
Accumulated other comprehensive income (loss)	302	(268)
Accumulated deficit	(153,535)	(130,397)

Total stockholders' equity	9,175	11,117

Total liabilities and stockholders' equity	$19,074	$29,062

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31
	2018	2017
Operating expenses:
Research and development	$21,830	$22,503
General and administrative	8,921	9,849

Total operating expenses	30,751	32,352

Loss from operations	(30,751)	(32,352)
Interest income	447	170
Interest expense	(19)	(528)
Interest expense—related party	—	(121)
Australian research and development incentives	756	1,715
Foreign currency gains (loss)	(835)	759
Change in fair value of warrant liability	7,284	473

Loss before income taxes	(23,118)	(29,884)
Income taxes	(20)	157

Net loss	(23,138)	(29,727)
Accretion of preferred stock to redemption value	—	(244)

Net loss attributable to common stockholders	$(23,138)	$(29,971)

Net loss per share
Basic	$(1.64)	$(3.27)

Diluted	$(2.11)	$(3.31)

Weighted average common shares outstanding
Basic	14,144,287	9,161,844

Diluted	14,412,695	9,188,587

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2018	2017
Net loss	$(23,138)	$(29,727)
Other comprehensive loss:
Foreign currency translation adjustments	570	(562)

Comprehensive loss	$(22,568)	$(30,289)

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS' EQUITY (DEFICIENCY)

(In thousands, except share amounts)

	Common Stock					Total Stockholders' Equity (Deficiency)
			Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount
Balances at December 31, 2016	—	$—	$145	$294	$(100,670)	$(100,231)
Accretion of redeemable preferred stock to redemption value	—	—	(244)	—	—	(244)
Conversion of notes payable—related party and accrued interest into common stock	1,950,768	2	31,143	—	—	31,145
Conversion of convertible preferred stock to common stock	3,174,523	3	70,772	—	—	70,775
Issuance of common stock in connection with the Subscription Agreement, net of issuance costs of $1,018	1,010,225	1	8,981	—	—	8,982
Issuance of common stock in connection with merger with Macrocure, net of offering costs of $1,331	3,256,898	3	19,927	—	—	19,930
Issuance of common stock upon exercise of stock options	3,506	—	20	—	—	20
Issuance of common stock in connection with the Private Placement, net of issuance costs of $236	2,958,094	3	5,426	—	—	5,429
Foreign currency translation adjustment	—	—	—	(562)	—	(562)
Stock-based compensation	—	—	5,600	—	—	5,600
Net loss	—	—	—	—	(29,727)	(29,727)

Balances at December 31, 2017	12,354,014	12	$141,770	$(268)	$(130,397)	$11,117

Issuance of common stock in connection with Public Offering, net of issuance costs of $1,304	2,146,667	3	14,793	—	—	14,796
Issuance of common stock upon exercise of warrants	200,000	—	2,347	—	—	2,347
Issuance of common stock upon exercise of stock options	2,478	—	14	—	—	14
Foreign currency translation adjustment	—	—	—	570	—	570
Stock-based compensation	—	—	3,469	—	—	3,469
Net loss	—	—	—	—	(23,138)	(23,138)

Balances at December 31, 2018	14,703,159	15	$162,393	$302	$(153,535)	$9,175

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(23,138)	$(29,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	49	48
Stock-based compensation expense	3,469	5,600
Non-cash interest expense—related party	—	121
Change in fair value of warrant liability	(7,284)	(473)
Changes in operating assets and liabilities, net of impact of assumed net assets of Macrocure:
Prepaid expenses and other assets	(297)	(99)
Deferred tax assets	20	(158)
Research and development incentive receivable	780	1,458
Accounts payable and accrued expenses	368	1,093

Net cash used in operating activities	(26,033)	(22,137)

Cash flows from investing activities:
Purchases of property and equipment	—	(64)

Net cash used in investing activities	—	(64)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with merger with Macrocure	—	21,165
Proceeds from issuance of common stock in connection with Subscription Agreement	—	10,000
Proceeds from issuance of common stock in connection with Private Placement	—	18,000
Proceeds from issuance of common stock, net of underwriter commissions and discounts	15,034	—
Proceeds from notes payable—related party	—	750
Proceeds from the exercise of common stock warrants	1,217	—
Proceeds from the exercise of stock options	14	20
Payment of offering costs	(359)	(2,172)

Net cash provided by financing activities	15,906	47,763

Effect of exchange rate changes on cash and cash equivalents	674	(618)

Net increase (decrease) in cash and cash equivalents	(9,453)	24,944
Cash and cash equivalents at beginning of period	25,737	793

Cash and cash equivalents at end of period	$16,284	$25,737

Supplemental disclosure of non-cash financing activities:
Accretion of preferred stock to redemption value	$—	$244
Reduction in fair value of warrant liability as a result of exercise of common stock warrants	$1,130	$—
Deferred offering costs included in accounts payable and accrued expenses	$41	$131
Conversion of notes payable—related party and accrued interest convertible preferred stock into common stock	$—	$31,145
Conversion of convertible preferred stock into common stock	$—	$70,775
Value of net assets acquired in connection with merger with Macrocure, excluding cash	$—	$96

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

Reverse Stock Split

        On January 20, 2017, the Company effected a 1-for-19.86754 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company's Preferred Stock. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

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

        In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2018, the Company had an accumulated deficit of $153,535. During the year ended December 31, 2018, the Company incurred a loss of $23,138 and used $26,033 of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. On February 5, 2019, the Company completed a public offering whereby it issued 7,557,142 shares of its common stock and warrants to acquire 7,557,142 shares of its common stock at a price of $1.75 per unit, which included 985,714 shares and warrants to acquire 985,714 shares issued pursuant to the underwriters' exercise of their option to purchase additional securities. The aggregate net proceeds received by the Company from the offering were approximately $12,081, net of underwriting discounts and commissions and estimated offering expenses. The Company believes that its cash and cash equivalents of $16,284 as of December 31, 2018, together with the net proceeds from the February 2019 Public Offering and the receipt of $836 of research and development tax incentive payments from the Commonwealth of Australia as a result of the 2018 research and development activities of the Company's Australian subsidiary, HealthCare Pharmaceuticals Pty Ltd, net of the current Australia tax liability, will be sufficient to fund its operating expenses for at least the next 12 months from issuance of the financial statements. In addition, the Company will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If the Company does not obtain additional funding or development program cost-sharing, or exceeds its current spending forecasts or fails to receive the research and development tax incentive payment, the Company has the ability and would be forced to: delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, any of which would adversely affect its business prospects. The inability to obtain funding, as and when needed, would have a negative impact on the Company's financial condition and ability to pursue its business strategies.

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

        Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% for the years ended December 31, 2018 and 2017.

        The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of $836 and $1,744 as of December 31, 2018 and 2017, respectively, in the consolidated balance sheets and other income from Australian research and development incentives of $756 and $1,715, in the

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively, related to refundable research and development incentive program payments in Australia.

        The following table shows the change in the research and development incentive receivable from January 1, 2017 to December 31, 2018:

Balance at January 1, 2017	$3,053
Australian research and development incentive income	1,715 (1)
Cash received for 2016 eligible expenses	(3,245)
Foreign currency translation	221

Balance at December 31, 2017	1,744
Australian research and development incentive income	756
Cash received for 2016 eligible overseas research and development expenses	(740)
Cash received for 2017 eligible expenses	(793)
Foreign currency translation	(131)

Balance at December 31, 2018	$836

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

        The Company recognizes accrued interest and penalties associated with uncertain tax position as part of the income tax provision. There were no uncertain tax positions or income tax related interest and penalties recorded for the years ended December 31, 2018 and 2017. The income tax returns of the Company for the year ended December 31, 2015 and subsequent years are subject to examination by the Internal Revenue Service and other taxing authorities, generally for three years after the returns were filed.

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

Deferred Offering Costs

        The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders' equity (deficiency) as a reduction of additional paid-in capital generated as a result of the offering. As of December 31, 2018, there was $162 of deferred offering costs included in other assets in the consolidated balance sheets.

Other Assets

        Other assets as of December 31, 2018 and 2017, consist of $1,380 and $1,111, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized.

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

        During the years presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2018 and 2017.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
December 31, 2018
Assets:
Cash equivalents	$16,284	$16,284	$—	$—

Total assets	$16,284	$16,284	$—	$—

Liabilities:
Warrant liability	$3,448	$—	$—	$3,448

Total liabilities	$3,448	$—	$—	$3,448

December 31, 2017
Assets:
Cash equivalents	$25,737	$25,737	$—	$—

Total assets	$25,737	$25,737	$—	$—

Liabilities:
Warrant liability	$11,862	$—	$—	$11,862

Total liabilities	$11,862	$—	$—	$11,862

        Cash equivalents of $16,284 and $25,737 as of December 31, 2018 and 2017, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

        The carrying value of the research and development incentive receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

        A roll-forward of the recurring fair value measurements of the warrant liability categorized with Level 3 inputs are as follows (in thousands):

Warrant Liability
Balance—January 1, 2017	$—
Initial fair value	12,335
Change in fair value	(473)

Balance—December 31, 2017	11,862
Exercise of warrants	(1,130)
Change in Fair value	(7,284)

Balance—December 31, 2018	$3,448

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

        During the three months ended March 31, 2018, the Company made a policy election to present the change in fair value of its warrant liability separate from interest expense within its consolidated statements of operations on a prospective basis. The reclassification had no impact on the Company's previously reported financial position or cash flows.

Redeemable Convertible Preferred Stock

        On January 20, 2017, in connection with and prior to the completion of the merger with Macrocure, all of the Company's outstanding shares of convertible preferred stock were converted into 3,174,523 shares of common stock.

Warrant Liability

        In connection with entering into the Private Placement (Note 9), the Company issued a warrant to purchase common stock with each share of common stock sold in the Private Placement. The Company classified the warrants as a liability on its consolidated balance sheet because each warrant represents a freestanding financial instrument that is not indexed to the Company's own shares. The warrant liability was initially recorded at fair value upon entering into the Private Placement agreement and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability are recognized in the consolidated statements of operations. Changes in the fair value of the warrant liability will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

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

        In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this standard effective January 1, 2018, which had no impact on the Company's consolidated financial statements.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for the Company for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard effective January 1, 2018, which had no impact on the Company's consolidated financial statements.

        In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company adopted this standard effective January 1, 2018, which had no impact on the Company's condensed consolidated financial statements.

        The Company also considered the following recent accounting pronouncements which were not yet adopted as of December 31, 2018:

        In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the accounting, transition and disclosure requirements of this standard and does not expect it to have a material impact on the Company's consolidated financial statements.

        In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815) ("ASU 2017-11"), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present earnings per share ("EPS") in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the accounting, transition, and disclosure requirements of this standard and believes that it will have a material impact on the Company's consolidated financial statements. The Company believes that the new standard will change the accounting treatment of the 2017 Warrants from liability to equity classification and that the effect of the adjustment to the exercise price as a result of the "down round" 2019 public offering will be to record a dividend and reduction of income available to common shareholders in basic EPS.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance will require lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Under the new guidance, lessor accounting is largely unchanged but certain

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities and therefore, will no longer be provided with a source of off-balance sheet financing. The new guidance is effective for the Company January 1, 2019. The standard is expected to have a material impact on the Consolidated Balance Sheets, but not have an impact on the Consolidated Statements of Operations. The most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases, which the Company is currently estimating to be approximately $1,500 to $2,000.

        The Company believes that the impact of other recently issued but not yet adopted accounting pronouncements will not have a material impact on the Company's consolidated financial position, results of operations, and cash flows, or do not apply to the Company's operations.

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

        On January 23, 2017, the Company issued 3,256,898 shares of its common stock, net of fractional shares paid in cash, in exchange for 100% of the outstanding ordinary shares of Macrocure Ltd. upon consummation of the merger. Pursuant to the terms of the Merger Agreement, each holder of Macrocure's ordinary shares received approximately 0.1815 shares of the Company's common stock, plus cash in lieu of fractional shares based on a value of the Company's common stock of $9.90 per share. The exchange ratio was based on a final net cash calculation, as of the closing, of $21,875. The merger was accounted for as an in-substance recapitalization of the Company, as the transaction was, in essence, an exchange of shares of the Company's common stock (and options and warrants exercisable therefor) for cash. Apart from cash, the net assets acquired were $96, and all Macrocure employees were terminated as of the effective time of the merger. Macrocure's cash and nominal assets and liabilities were measured and recognized at their fair values as of the date of the merger, and combined with the assets, liabilities and results of operations of the Company.

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

Stock Option Grants

        On January 20, 2017, in connection with the consummation of the merger with Macrocure, the Company made an option grant to each of three executives to purchase 330,303 of shares of common stock, for a total of 990,909 shares of common stock, pursuant to its Amended and Restated 2012 Equity Incentive Plan. The options were granted at an exercise price of $9.90 per share. The options will vest 33% on the first anniversary of the date of grant, and thereafter in equal monthly installments over a period of two years, generally subject to the executive's continued employment.

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

4. Property and Equipment, Net

        Property and equipment, net consisted of the following:

	December 31,
	2018	2017
Computer office equipment	$51	$51
Leasehold improvements	69	69
Lab equipment	58	58
Furnitures and fixtures	30	30

	208	208
Less: accumulated depreciation	(122)	(73)

Property and equipment, net	$86	$135

        Depreciation expense was $49 and $48 for the years ended December 31, 2018 and 2017, respectively.

5. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2018	2017
Clinical trials	$1,745	$2,116
Professional fees	219	390
Payroll and related expenses	908	955

Accrued expenses	$2,872	$3,461

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

6. Notes Payable—Related Party

        During 2014, the Company entered into a convertible promissory note with a stockholder, and made multiple drawdowns under the note throughout 2014, 2015 and 2016. The note accrued interest at a rate of 8% per year. As of December 31, 2016, the Company owed $29,000 aggregate principal and $1,274 of accrued interest in connection with the promissory note. Interest expense from the related-party note was $121 for the year ended December 31, 2017.

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

7. Warrants

        As of December 31, 2018, outstanding warrants to purchase common stock consisted of the following:

December 31, 2018
Date Exercisable	Number of Shares Issuable	Exercise Price	Exercisable for	Classification
1/23/2017	54,516	$0.01	Common Stock	Equity
11/14/2017	2,758,094	6.085	Common Stock	Liability

	2,812,610

2017 Warrants

        On November 14, 2017, in connection with the Private Placement (see Note 9), the Company issued immediately exercisable warrants to purchase 2,958,094 shares of common stock to investors. The warrants had an initial exercise price of $6.085 per share, and expire on November 14, 2024. During the year ended December 31, 2018, 200,000 warrants were exercised resulting in gross proceeds to the Company of $1,217.

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

        As a result of the consummation of the February 2019 Public Offering, the exercise price of the 2017 Warrants automatically was adjusted pursuant to, and in accordance with, their terms, to $1.75 per share.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

7. Warrants (Continued)

        The fair value of the warrant liability was determined to be $12,335 on the date of issuance. The Company remeasured the liability as of December 31, 2017 and determined that the fair value of the warrant liability was $11,862, resulting in income of $473 recorded in the consolidated statements of operations for the year ended December 31, 2017. As of December 31, 2018, the fair value of the warrant liability was $3,448, resulting in income of $7,284 recorded in the consolidated statements of operations for the year ended December 31, 2018.

8. Preferred Stock

        On January 1, 2017, the Company had convertible preferred shares which were redeemable outstanding. On January 20, 2017, prior and subject to the consummation of the merger with Macrocure, all outstanding shares of the Company's convertible preferred stock were converted into 3,174,523 shares of common stock. Accretion of the preferred stock to redemption value during 2017 prior to conversion was $244.

9. Common Stock

        Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through December 31, 2018, no dividends have been declared.

        As of December 31, 2018, the Company had reserved shares of common stock for the exercise of outstanding stock options and warrants, and for the number of shares remaining for grant under the Company's 2012 and 2016 Equity Incentive Plans (see Note 10).

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

Private Placement of Common Stock

        On November 14, 2017, the Company entered into purchase agreements (collectively, the "Purchase Agreements") with certain accredited institutional investors (collectively, the "Purchasers"), each with substantially similar terms and conditions. Pursuant to the Purchase Agreements, the Company agreed to issue and sell to the Purchasers an aggregate of 2,958,094 shares of unregistered common stock at a price per share of $6.085, for gross proceeds of $18,000 (the "Private Placement").

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

9. Common Stock (Continued)

Each common share was issued with a detachable warrant to purchase one share of common stock at an exercise price of $6.085 per share, expiring seven years after the closing of the Purchase Agreements. The common shares issued in the Private Placement have the same rights and privileges as all other issued and outstanding common shares. As a result of the consummation of the February 2019 Public Offering, the exercise price of the 2017 Warrants automatically was adjusted pursuant to, and in accordance with, their terms, to $1.75 per share.

        The gross proceeds of $18,000 were first allocated to the fair value of the warrants of $12,335 with the remaining proceeds of $5,665 being allocated to the common stock. After giving effect to issuance costs related to the Private Placement, net proceeds were $17,250. If all of the Warrants are exercised in cash at the stated exercise price during the term, the Company will receive additional proceeds of approximately $18,000 and will issue an aggregate of 2,958,094 shares of common stock (the "Warrant Shares"). During the year ended December 31, 2018, there were 200,000 warrants exercised, resulting in gross proceeds to the Company of $1,217.

        The Company incurred $750 of issuance costs associated with the Private Placement which consisted of legal, consulting and regulatory fees. The costs were allocated between the issuance of the common stock and warrants on a pro rata basis with the allocation of the proceeds, with approximately 68% of the costs allocated to the warrants and approximately 32% allocated to the common stock. The issuance costs associated with the common stock totaled $236 and were recorded as a reduction to additional paid-in capital on the consolidated balance sheet. The issuance costs associated with the warrants totaled $514 and were recorded within interest expense on the consolidated statement of operations.

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

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

9. Common Stock (Continued)

Public Offering of Common Stock

        On March 27, 2018, the Company completed a public offering whereby the Company issued 2,146,667 shares of its common stock at a price of $7.50 per share, which included 280,000 shares issued pursuant to the underwriters' exercise of their option to purchase additional shares of common stock. The aggregate net proceeds received by the Company from the offering were approximately $14,796, net of underwriting discounts and commissions and estimated offering expenses payable by the Company.

10. Stock-Based Compensation

Equity Incentive Plans

        In September 2012, the Company adopted the 2012 Equity Incentive Plan, as amended (the "Plan"), which provides designated employees of the Company and its affiliates, certain consultants and advisors who perform services for the Company and its affiliates, and nonemployee members of the Board of Directors of the Company and its affiliates with the opportunity to receive grants of incentive stock options, nonqualified stock options and stock awards. On January 20, 2017, the Company's stockholders approved the amended and restated 2012 Equity Incentive Plan (the "2012 Plan"), which amended and restated the Plan and was effective in connection with the completion of the Company's merger with Macrocure. As of December 31, 2018, there were 1,353,152 outstanding options issued under the 2012 Plan.

        On January 20, 2017, the Company's stockholders approved the 2016 Equity Incentive Plan (the "2016 Plan"), which was effective in connection with the completion of the Company's merger with Macrocure. The number of shares of common stock issuable pursuant to outstanding awards granted under the 2016 Plan may not exceed the number that is equal to the sum of (i) 854,321 shares of common stock plus (ii) the number of shares of common stock (not to exceed 103,023 shares) subject to out-of-the-money options issued by Macrocure prior to the closing of the merger and assumed by the Company pursuant to the merger agreement upon consummation of the merger that expire unexercised. Beginning on January 1, 2018, the number of shares of common stock authorized for issuance pursuant to the 2016 Plan was increased each January 1 by an amount equal to four percent (4%) of the Company's outstanding common stock as of the end of the immediately preceding calendar year or such other amount as determined by the compensation committee of the Company's Board of Directors. As of December 31, 2018, there were 1,130,871 outstanding options issued under the 2016 Plan.

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

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

10. Stock-Based Compensation (Continued)

        The Company could also make awards of restricted stock under the 2016 Plan. Restricted stock may be issued under the Equity Plan for such consideration, in cash, other property or services, or any combination thereof, as is determined by the Board of Directors. During the restriction period applicable to the shares of restricted stock, such shares shall be subject to limitations on transferability, subject to forfeiture or repurchase by the Company and/or subject to other terms and conditions. Upon lapse of such restrictions, the stock certificates representing shares of common stock shall be delivered to the grantee. As of December 31, 2018, there were 245,678 shares available for grant under the Company's Equity Incentive Plans.

        A summary of activity under the Company's Equity Incentive Plans is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2016	53,228	$4.93	7.00	$213
Granted	2,220,858	$12.51
Exercised	(3,506)	$5.55
Forfeited	(12,959)	$5.78

Outstanding at December 31, 2017	2,257,621	$12.38	8.66	$68

Granted	599,050	$6.68
Exercised	(2,478)	$5.56
Forfeited	(92,281)	$7.89

Outstanding at December 31, 2018	2,761,912	$11.30	8.01	$—

Options exercisable at December 31, 2018	1,599,633	$13.90	7.40	$—

Options vested and expected to vest at December 31, 2018	2,761,912	$11.30	8.01	$—

        During the years ended December 31, 2018 and 2017 the Company recognized $3,469 and $5,600 respectively, of stock-based compensation expense.

        The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Expected volatility	66.94%	68.70%
Weighted average risk-free interest rate	2.80%	2.10%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.95	6.6

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

date. As of December 31, 2018, there was approximately $5,676 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.2 years.

        Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2018	2017
Research and development	$625	$1,834
General and administrative	2,844	3,766

Total	$3,469	$5,600

11. Income Taxes

        The Company had federal, state and foreign net operating loss carryforwards of approximately $106,878, $87,868 and $69,941, respectively, as of December 31, 2018. The U.S. tax losses begin to expire in 2030. The foreign losses are primarily from Israel and have an indefinite carryforward. The Company's federal net operating losses include $25,569 which can also be carried forward indefinitely.

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

        In addition, the Company has federal and state research and development tax credits of approximately $2,811 and $483, respectively, that begin expiring in 2030 for federal and state tax purposes.

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

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

11. Income Taxes (Continued)

        Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2018	2017
U.S.	$(21,378)	$(30,168)
Foreign	(1,740)	284

Loss before income taxes	$(23,118)	$(29,884)

        A summary of the Company's current and deferred expense for income tax is as follows:

	Year Ended December 31,
	2018	2017
Current expense (benefit):
Federal	$—	$—
State	—	—
Foreign	—	—

Total current expense (benefit):	$—	$—
Deferred expense (benefit):
Federal	$—	$—
State	—	—
Foreign	20	(157)

Total deferred expense (benefit):	$20	$(157)

Total income tax expense (benefit):	$20	$(157)

        A reconciliation of the Company's statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017
Federal statutory income tax rate	21.00%	34.00%
State taxes, net of federal benefit	7.76%	4.42%
Permanent differences	2.38%	(2.27)%
Tax credits	6.94%	3.45%
Tax law change	0.00%	(37.65)%
Foreign rate differential	0.68%	(0.02)%
Valuation allowance	(38.26)%	(3.11)%
Other	(0.59)%	1.68%

	(0.09)%	0.50%

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

11. Income Taxes (Continued)

        The significant components of the Company's deferred tax assets as of December 31, 2018 and 2017 were as follows:

	Year Ended December 30,
	2018	2017
Federal net operating loss carryforwards	$38,531	$33,232
State net operating loss carryforwards	5,553	4,014
Stock Options	1,632	1,348
Federal research tax credits	2,811	1,799
State research tax credits	382	231
License fees	1,495	1,659
Accrued expenses	88	29
Other	149	182

Total deferred tax assets	$50,641	$42,494
Valuation allowance	(50,517)	(42,336)

Net deferred tax asset (liability)	$124	$158

        As of December 31, 2018 and 2017, the Company had provided a full valuation allowance against its net deferred tax assets, except for its Australian deferred tax assets, because realization of any future tax benefit cannot be reasonably assured. The valuation allowance increased during the years ended December 31, 2018 and 2017, by $8,181 and $17,504, respectively.

        During 2017, the Company recorded tax charges for the impact of the Tax Act effects using the current available information and technical guidance on the interpretations of the Tax Act. As permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company recorded provisional estimates and have subsequently finalized the accounting analysis based on the guidance, interpretations, and data available as of December 31, 2018. Adjustments made in the fourth quarter of 2018 upon finalization of the accounting analysis were not material to the consolidated financial statements.

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

        The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The earliest tax years that may be subject to examination by jurisdiction are 2015 for both federal and state purposes. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. The Company's policy is to record interest and penalties related to income taxes as part of the tax provision. There were no interest and penalties pertaining to uncertain tax positions for the years ended December 31, 2018 or 2017.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

12. Net Loss Per Share

        Basic and diluted net loss per share for the years ended December 31, 2018 and 2017 was calculated as follows:

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Numerator:
Net loss	$(23,138)	$(29,727)
Accretion of preferred stock to redemption value	—	(244)

Net loss attributable to common stockholders for basic loss per share	$(23,138)	$(29,971)

Less change in fair value of warrant liability	7,284	473

Net loss attributable to common stockholders for diluted loss per share	$(30,422)	$(30,444)

Denominator:
Weighted average number of common shares outstanding—basic	14,144,287	9,161,844
Assumed conversion of dilutive securities:
Private Placement Warrants	268,408	26,743

Denominator for diluted loss per share—adjusted weighted average shares	14,412,695	9,188,587

Net loss per share attributable to common stockholders—basic	$(1.64)	$(3.27)

Net loss per share attributable to common stockholders—diluted	$(2.11)	$(3.31)

        The Company's potentially dilutive securities include stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2018 and 2017, as the effect would be to reduce the net loss per share. During the years ended December 31, 2018 and 2017, the outstanding warrants issued with the Private Placement is reflected in the diluted net loss per share computation by applying the treasury stock method. The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2018	2017
Options to purchase common stock	2,761,912	2,257,621
Warrants assumed from Macrocure	54,516	54,516

	2,816,428	2,312,137

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

13. Commitments and Contingencies

        Lease Agreements—Effective January 1, 2017, the Company entered into an assignment agreement to assume an operating lease for its office space in Cambridge, Massachusetts. Annual rent under the lease, exclusive of operating expenses and real estate taxes, was $289 for the 12-month period ending July 31, 2017, $297 for the 12-month period ending July 31, 2018 and $305 for the 12-month period ending April 30, 2019. During the year ended December 31, 2018, the Company extended the term through April 30, 2022. Annual rent, exclusive of operating expenses and real estate taxes, for the 12-month periods ending April 30, 2020, April 30, 2021 and April 30, 2022, is $422, $429 and $437, respectively.

        Effective July 15, 2018, the Company entered into an agreement to assume an operating lease for its research laboratory in Cambridge, Massachusetts. Annual rent under the lease, exclusive of operating expenses and real estate taxes, is $420. The lease expires on April 30, 2020.

        Future minimum lease payments under these leases as of December 31, 2018 are as follows:

Year Ending December 31,	Operating Leases
2019	$803
2020	532
2021	434
2022	146

$1,915

        Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture TRX518 and DKN-01, our lead product candidates, for use in clinical trials. As of December 31, 2018, noncancelable commitments under these agreements totaled $154.

        License and Service Agreements—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company ("Lilly") to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. The Company issued 9,000,000 shares of Series A Stock to Lilly in consideration for the grant of the license. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through December 31, 2018.

        License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG ("Lonza"), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through December 31, 2018.

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

        A patent covering the TRX518 antibody and its uses in methods of inducing or enhancing an immune response in a subject was granted in 2013 to the Company by the European Patent Office (EPO). Three notices of opposition to this patent were filed: two by major pharmaceutical companies and a third by an individual, possibly on behalf of a major pharmaceutical company. At the conclusion of the opposition proceedings before the Opposition Division of the EPO, the Opposition Division issued a decision indicating that the Company's patent was maintained with modified claims that differ from the claims as originally granted. These narrowed claims cover the TRX518 antibody and uses of the TRX518 antibody in methods of inducing or enhancing an immune response in a subject. The Company has filed an appeal of the decision of the Opposition Division seeking to obtain broader claims that more closely reflect the claims as granted in the patent. The EPO Board of Appeal has not yet scheduled a date for the appeal hearing.

        In 2016, a patent covering the use of the TRX518 antibody in combination with a chemotherapeutic agent for treating cancer was granted to the Company by the EPO. In March 2017, notices of opposition to this patent were filed at the EPO by ten different entities, including several major pharmaceutical companies. Oral proceedings at the EPO took place on December 4 and 5, 2018. At the conclusion of the oral proceedings, the Opposition Division decided that the patent should be revoked in its entirety on the ground that the claims as granted contained added matter. Subsequently, the Opposition Division issued an interlocutory decision restating its conclusion that the claims as granted contained added matter and revoking the patent. The Company has filed an appeal of the decision of the Opposition Division seeking to obtain a reversal of the Opposition Division's decision on added matter. A statement of our grounds of appeal is due on May 23, 2019. The EPO Board of Appeal has not yet scheduled a date for the appeal hearing.

        Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2018 and 2017.

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

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

14. Defined Contribution Plan (Continued)

The Company makes matching employee contributions in cash to the 401(k) Plan at a rate of 100% of the first 3% of earnings contributed and 50% of the next 2% of earnings contributed. Employees participating in the 401(k) Plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of $148 and $137 for the years ended December 31, 2018 and 2017, respectively.

15. Related Party Transactions

        During the year ended December 31, 2017, the Company executed promissory notes with stockholders (See Note 6).

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

16. Subsequent Events

Public Offering of Common Stock

        On February 5, 2019, the Company completed a public offering whereby the Company issued 7,557,142 shares of its common stock at a price of $1.75 per share, which included 985,714 shares issued pursuant to the underwriters' exercise of their option to purchase additional shares of common stock, each share issued with a warrant to purchase one share of common stock. Each warrant has an exercise price of $1.95 per share with an exercise period expiring seven years from the date of issuance. The aggregate net proceeds received by the Company from the offering were approximately $12,081, net of underwriting discounts and commissions and estimated offering expenses payable by the Company.