Form 10-Q
period 2019-06-30
LEAP THERAPEUTICS, INC.
filed 2019-08-09
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019 there were 24,038,799 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,747	$16,284
Research and development incentive receivable	836	836
Prepaid expenses and other current assets	211	202
Total current assets	16,794	17,322

Property and equipment, net	161	86
Right of use assets, net	1,398	—
Research and development incentive receivable, net of current portion	135	—
Deferred tax assets	124	124
Other assets	1,525	1,542
Total assets	$20,137	$19,074
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,325	$3,579
Accrued expenses	2,474	2,872
Lease liability - current portion	657	—
Total current liabilities	8,456	6,451

Non current liabilities:
Warrant liability	—	3,448
Lease liability, net of current portion	742	—
Total liabilities	9,198	9,899
Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized as of June 30, 2019 and December 31, 2018, 22,949,064 and 14,703,159 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	23	15
Additional paid-in capital	189,831	162,393
Accumulated other comprehensive income	322	302
Accumulated deficit	(179,237)	(153,535)
Total stockholders’ equity	10,939	9,175
Total liabilities and stockholders’ equity	$20,137	$19,074

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Operating expenses:
Research and development	$6,136	$4,234	$12,926	$8,465
General and administrative	2,325	2,603	4,330	4,716
Total operating expenses	8,461	6,837	17,256	13,181
Loss from operations	(8,461)	(6,837)	(17,256)	(13,181)
Interest income	119	122	201	199
Interest expense	(9)	(8)	(16)	(14)
Australian research and development incentives	61	243	136	889
Foreign currency losses	(76)	(222)	(34)	(366)
Change in fair value of warrant liability	—	(662)	—	(5,513)
Net loss	(8,366)	(7,364)	(16,969)	(17,986)
Dividend attributable to down round feature of warrants	—	—	(359)	—
Net loss attributable to common stockholders	$(8,366)	$(7,364)	$(17,328)	$(17,986)

Net loss per share - basic and diluted	$(0.37)	$(0.50)	$(0.82)	$(1.32)

Weighted average common shares outstanding - basic and diluted	22,906,025	14,691,890	21,081,869	13,576,850

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss	$(8,366)	$(7,364)	$(16,969)	$(17,986)

Other comprehensive income
Foreign currency translation adjustments	44	139	20	249
Comprehensive loss	$(8,322)	$(7,225)	$(16,949)	$(17,737)

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2018

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances at March 31, 2018	14,500,681	15	$157,290	$(158)	$(141,019)	$16,128
Issuance of common stock upon exercise of warrants	200,000	—	2,347	—	—	2,347
Foreign currency translation adjustment	—	—	—	139	—	139
Stock-based compensation	—	—	885	—	—	885
Net loss	—	—	—	—	(7,364)	(7,364)
Balances at June 30, 2018	14,700,681	15	$160,522	$(19)	$(148,383)	$12,135

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances at December 31, 2017	12,354,014	12	$141,770	$(268)	$(130,397)	$11,117
Issuance of common stock in connection with Public Offering, net of issuance costs of $1,304	2,146,667	3	14,793	—	—	14,796
Issuance of common stock upon exercise of warrants	200,000	—	2,347	—	—	2,347
Foreign currency translation adjustment	—	—	—	249	—	249
Stock-based compensation	—	—	1,612	—	—	1,612
Net loss	—	—	—	—	(17,986)	(17,986)
Balances at June 30, 2018	14,700,681	15	$160,522	$(19)	$(148,383)	$12,135

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2019

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances at March 31, 2019	22,260,301	22	$187,635	$278	$(170,871)	$17,064
Issuance of common stock through ATM sales	688,763	1	1,305	—	—	1,306
To record ATM issuance costs in Additional Paid-in Capital	—	—	(8)	—	—	(8)
Foreign currency translation adjustment	—	—	—	44	—	44
Stock-based compensation	—	—	899	—	—	899
Net loss	—	—	—	—	(8,366)	(8,366)
Balances at June 30, 2019	22,949,064	23	$189,831	$322	$(179,237)	$10,939

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances at December 31, 2018	14,703,159	15	$162,393	$302	$(153,535)	$9,175
Issuance of common stock in connection with February 2019 Public Offering, net of issuance costs of $1,102	7,557,142	7	12,115	—	—	12,122
Issuance of common stock through ATM sales	688,763	1	1,305	—	—	1,306
To record ATM issuance costs in Additional Paid-in Capital	—	—	(8)	—	—	(8)
Reclassification of 2017 warrants from liability to equity	—	—	11,821	—	(8,374)	3,447
Record the value of the effect of the down round feature as a dividend	—	—	359	—	(359)	—
Foreign currency translation adjustment	—	—	—	20	—	20
Stock-based compensation	—	—	1,846	—	—	1,846
Net loss	—	—	—	—	(16,969)	(16,969)
Balances at June 30, 2019	22,949,064	23	$189,831	$322	$(179,237)	$10,939

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(16,969)	$(17,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	25	24
Non-cash lease expense	357	—
Stock-based compensation expense	1,846	1,612
Change in fair value of warrant liability	—	5,513
Changes in operating assets and liabilities:
Prepaid expenses and other assets	9	(570)
Research and development incentive receivable	(139)	(168)
Accounts payable and accrued expenses	1,141	44
Lease liability	(321)	—
Net cash used in operating activities	(14,051)	(11,531)

Cash flows from investing activities:
Purchases of property and equipment	(100)	—
Net cash used in investing activities	(100)	—

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of underwriter commissions and discounts	12,331	15,034
Proceeds from issuance of common stock from ATM sales	1,306	—
Proceeds from exercise of common stock warrants	—	1,217
Payment of deferred offering costs	(55)	(238)
Net cash provided by financing activities	13,582	16,013

Effect of exchange rate changes on cash and cash equivalents	32	262
Net increase (decrease) in cash and cash equivalents	(537)	4,744
Cash and cash equivalents at beginning of period	16,284	25,737
Cash and cash equivalents at end of period	$15,747	$30,481

Supplemental disclosure of non-cash financing activities:
Reduction in fair value of warrant liability as a result of exercise of common stock warrants	$—	$1,130
Reclassification of 2017 Warrants from liability to equity	$3,447	$—
Dividend attributable to down round feature of warrants	$359	$—
Offering costs included in accounts payable and accrued expenses	$154	$—
Right-of-use asset recorded upon adoption of ASU 2016-02	$1,755	$—
Lease liability recorded upon adoption of ASU 2016-02	$1,720	$—
Accrued rent reclassified upon adoption of ASU 2016-02	$35	$—

See notes to condensed consolidated financial statements.

Leap Therapeutics, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

1. Nature of Business, Basis of Presentation and Liquidity

Nature of Business

Leap Therapeutics, Inc. was incorporated in the state of Delaware on January 3, 2011 and changed its name to Leap Therapeutics, Inc. effective November 16, 2015 (the “Company”). During 2015, HealthCare Pharmaceuticals Pty Ltd. (“HCP Australia”) was formed and is a wholly owned subsidiary of the Company.

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2019.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of June 30, 2019, statements of operations and statements of comprehensive loss for the three and six months ended June 30, 2019 and 2018 and statements of cash flows for the six months ended June 30, 2019 and 2018.  Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2019, the Company had cash and cash equivalents of $15,747 and expects to receive $836 of research and development tax incentive payments in 2019 from the Commonwealth of Australia as a result of the 2018 research and development activities of the Company’s Australian subsidiary, HCP Australia.  Additionally, the Company had an accumulated deficit of $179,237 at June 30, 2019, and during the six months ended June 30, 2019, the Company incurred a net loss of $16,969. The Company expects to continue to generate operating losses in the foreseeable future. Due to the Company’s need for additional capital and the uncertainties surrounding the Company’s ability to raise such funding, substantial doubt exists as to the Company’s ability to continue as a going concern for a period through one year after the financial statements have been issued.

On July 10, 2019, the Company entered into a purchase agreement (the “Commitment Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right to sell to Lincoln Park up to $20,000 in shares of its common stock, $0.001 par value per share (“Common Stock”), subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. On July 11, 2019, the Company entered into a purchase agreement (the “Registered Offering Purchase Agreement” and together with the Commitment Purchase Agreement, the “Purchase Agreements”), under which the Company agreed to sell to Lincoln Park, and Lincoln Park agreed to purchase 571,429 shares of its Common Stock, at a price of $1.75 per share for an aggregate purchase price of $1,000, pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC, including the prospectus supplement thereto dated July 11, 2019.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed.  The percentage was 43.5% for the year ended December 31, 2018 and for the three and six months ended June 30, 2019.

The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of $971 and $836 as of June 30, 2019 and December 31, 2018, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $61 and $243, respectively, for the three months ended June 30, 2019 and 2018 and $136 and $889 for the six months ended June 30, 2019 and 2018, respectively, in the condensed consolidated statements of operations related to refundable research and development incentive program payments in Australia.

The following table shows the change in the research and development incentive receivable from December 31, 2017 to June 30, 2019 (in thousands):

Balance at December 31, 2017	$1,744
Australian research and development incentive income	756
Cash received for 2016 eligible overseas research and development expenses	(740)
Cash received for 2017 eligible expenses	(793)
Foreign currency translation	(131)
Balance at December 31, 2018	836
Australian research and development incentive income	136
Foreign currency translation	(1)
Balance at June 30, 2019	$971

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

Other Assets

Other assets as of June 30, 2019 and December 31, 2018 included $1,344 and $1,380, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized.  In addition, as of June 30, 2019 and December 31, 2018 other assets included $181 and $162 of deferred issuance costs, respectively.

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

The Company concluded that the common stock warrants (the “2017 Warrants”) issued in connection with the private placement of common stock completed in November 2017 (the “Private Placement”), qualify for equity classification.  The adoption guidance of ASU 2017-11 provides for a modified retrospective adoption.  The Company applied the guidance retrospectively to the 2017 Warrants by means of a cumulative-effect adjustment to its statement of financial position as of the beginning of the interim and annual period beginning January 1, 2019.  The Company performed a final remeasurement of the warrant liability as of January 1, 2019 and reclassified $3,448 to additional paid-in capital.

The Company will recognize on a prospective basis the value of the effect of the down round feature in the 2017 Warrants when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common shareholders in the basic EPS calculation.  In connection with the public offering, completed in February 2019 (the “2019 Public Offering”), when the 2017 Warrants were repriced from $6.085 to $1.75 as a result of a down round, the Company recorded a dividend of $359 during the six months ended June 30, 2019.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three and six months ended June 30, 2019 and the year ended December 31, 2018.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2019
Assets:
Cash equivalents	$15,747	$15,747	$—	$—
Total assets	$15,747	$15,747	$—	$—

December 31, 2018
Assets:
Cash equivalents	$16,284	$16,284	$—	$—
Total assets	$16,284	$16,284	$—	$—

Liabilities:
Warrant liability	$3,448	$—	$—	$3,448
Total liabilities	$3,448	$—	$—	$3,448

Cash equivalents of $15,747 and $16,284 as of June 30, 2019 and December 31, 2018, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

The carrying value of the research and development incentive receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these assets and liabilities.

A roll-forward of the recurring fair value measurements of the warrant liability categorized with Level 3 inputs is as follows (in thousands):

Warrant Liability

Balance—December 31, 2017	$11,862
Change in fair value	4,851
Balance—March 31, 2018	16,713
Exercise of warrants	(1,130)
Change in Fair value	662
Balance—June 30, 2018	16,245
Change in Fair value	(1,793)
Balance—September 30, 2018	14,452
Change in Fair value	(11,004)
Balance—December 31, 2018	3,448
Final remeasurement and reclassification of 2017 Warrants to equity in connection with the adoption of ASU 2017-11	(3,448)
Balance—January 1, 2019	$—

The warrant liability in the table above is composed of the fair value of the 2017 Warrants that the Company issued in connection with the Private Placement. The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company utilized a Monte Carlo simulation, which is a statistical method used to generate a defined number of share price paths to develop a reasonable estimate of the range of the future expected share prices, to value the warrant liability. The Monte Carlo simulation incorporated assumptions and estimates to value the warrant liability. Estimates and assumptions impacting the fair value measurement included the estimated probability of adjusting the exercise price of the warrants, the number of shares for which the warrants will be exercisable, the remaining contractual term of the warrants, the risk-free interest rate, the expected dividend yield, and the expected volatility of the price of the underlying common shares.

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

Warrant Liability

In connection with entering into the Private Placement, the Company issued the 2017 Warrants with each share of common stock sold in the Private Placement. The Company classified the 2017 Warrants as a liability on its consolidated balance sheet prior to January 1, 2019, because each warrant represented a freestanding financial instrument that is not indexed to the Company’s own shares. The warrant liability was initially recorded at fair value upon entering into the Private Placement agreement and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as gains (losses) in the condensed consolidated statement of operations through the year ended December 31, 2018.

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

3. Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2019	2018

Clinical trials	$1,892	$1,745
Professional fees	269	219
Payroll and related expenses	313	908
Accrued expenses	$2,474	$2,872

4. Leases

In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 requires a lessee to recognize on its balance sheet (for both finance and operating leases) a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2016-02 on January 1, 2019, on the effective date, and used the effective date as its date of initial application. As such, the Company did not adjust prior period amounts. The Company also elected to adopt the practical expedients upon transition, which permit companies to not reassess lease identification, classification, and initial direct costs under ASU 2016-02 for leases that commenced prior to the effective date.

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

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the remaining lease term at the date of adoption. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has existing net leases in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. On January 1, 2019, the Company recorded a right-of-use asset of $1,755 and a lease liability of $1,720 on its consolidated balance sheets and reclassified a rent liability against the right-of-use asset of $35. As of June 30, 2019, a right-of-use asset of $1,398 and lease liability of $1,399 are reflected on the consolidated balance sheets. The Company recorded rent expense of $209 and $112, respectively, during the three months ended June 30, 2019 and 2018 and $418 and $292, respectively, for the six months ended June 30, 2019 and 2018.

Future lease payments under non-cancelable leases as of June 30, 2019 are detailed as follows:

Future Operating Lease Payments

2019	$421
2020	532
2021	434
2022	146
Total Lease Payments	1,533
Less: imputed interest	(134)
Total operating lease liabilities	$1,399

5. Warrants

As of June 30, 2019, outstanding warrants to purchase common stock consisted of the following:

June 30, 2019
Date Exercisable	Number of Shares Issuable	Exercise Price	Exercisable for	Classification

1/23/2017	54,516	$0.01	Common Stock	Equity
11/14/2017	2,758,094	$1.75	Common Stock	Equity
2/5/2019	7,557,142	$1.95	Common Stock	Equity
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

The Company will recognize on a prospective basis the value of the effect of the down round feature in the warrant when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common shareholders in the basic EPS calculation.  In connection with the 2019 Public Offering, when the 2017 Warrants were repriced from $6.085 to $1.75, the Company recorded a dividend of $359 during the six months ended June 30, 2019.

2019 Warrants

On February 5, 2019, in connection with the 2019 Public Offering, the Company issued immediately exercisable warrants (the “2019 Warrants”) to purchase 7,557,142 shares of common stock to investors. The 2019 Warrants have an exercise price of $1.95 per share and expire on February 5, 2026.  The 2019 Warrants qualify for equity classification.

6. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through June 30, 2019, no dividends have been declared.

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

Issuance of Common Stock under Distribution Agreement — April 2019

On September 7, 2018, the Company filed a Prospectus Supplement to register the offer and sale of shares of common stock having an aggregate offering price of up to $30,000 pursuant to the terms of a distribution agreement, or the Distribution Agreement, with Raymond James & Associates, Inc.  During the six months ended June 30, 2019, the Company issued 688,763 shares under the Distribution Agreement, for net proceeds of $1,306.

7. Equity Incentive Plans

Equity Incentive Plans

In September 2012, the Company adopted the 2012 Equity Incentive Plan, as amended (the “Plan”), which provides designated employees of the Company and its affiliates, certain consultants and advisors who perform services for the Company and its affiliates, and nonemployee members of the Board of Directors of the Company and its affiliates with the opportunity to receive grants of incentive stock options, nonqualified stock options and stock awards. As of June 30, 2019, there were 1,381,220 outstanding options issued under the 2012 Plan.

On January 20, 2017, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan).  Beginning on January 1, 2018, the number of shares of common stock authorized for issuance pursuant to the 2016 Plan was increased each January 1 by an amount equal to four percent (4%) of the Company’s outstanding common stock as of the end of the immediately preceding calendar year or such other amount as determined by the compensation committee of the Company’s Board of Directors. During the three months ended June 30, 2019, the compensation committee of the board of directors authorized an additional 3,000,000 shares of Common Stock to be added to the shares authorized for issuance under the 2016 Plan.  As of June 30, 2019, there were 2,462,038 outstanding options issued under the 2016 Plan.

As of June 30, 2019, there were 2,515,477 shares available for grant under the Company’s Equity Incentive Plans.

A summary of activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value

Outstanding at December 31, 2018	2,761,912	$11.30	8.01	$—
Granted	1,469,475	$1.48
Forfeited	(172,425)	$17.04
Outstanding at June 30, 2019	4,058,962	$7.50	8.38	$484

Options exercisable at June 30, 2019	1,887,567	$11.98	7.23	$—
Options vested and expected to vest at June 30, 2019	4,058,962	$7.50	8.38	$484

The grant date fair value of the options granted during the year ended December 31, 2018 and the six months ended June 30, 2019, was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the Securities and Exchange Commission’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of comparable public companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the year ended December 31, 2018 and the six months ended June 30, 2019 were as follows, presented on a weighted average basis:

	Six Months Ended June 30,	Year Ended December 31,
	2019	2018

Expected volatility	66.94%	66.94%
Weighted average risk-free interest rate	2.08%	2.80%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.77	6.95

Stock options generally vest over a three or four year period, as determined by the Compensation Committee of the Board of Directors at the time of grant. The options expire ten years from the grant date. As of June 30, 2019, there was approximately $4,940 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.16 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Research and development	$179	$162	$355	$279
General and administrative	720	722	1,491	1,333
Total	$899	$884	$1,846	$1,612

8. Net Loss Per Share

Basic and diluted net loss per share for the three and six months ended June 30, 2019 and 2018 was calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(8,366)	$(7,364)	$(16,969)	$(17,986)
Dividend attributable to down round feature of warrants	—	—	(359)	—
Net loss attributable to common stockholders for basic and diluted loss per share	$(8,366)	$(7,364)	$(17,328)	$(17,986)

Denominator:
Weighted average number of common shares outstanding - basic and diluted	22,906,025	14,691,890	21,081,869	13,576,850
Net loss per share attributable to common stockholders - basic and diluted	$(0.37)	$(0.50)	$(0.82)	$(1.32)

The Company’s potentially dilutive securities include stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2019 and 2018, as the effect would be to reduce the net loss per share.  The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Options to purchase common stock	4,058,962	2,650,455	4,058,962	2,650,455
Warrants to purchase common stock	10,369,752	2,812,610	10,369,752	2,812,610
	14,428,714	5,463,065	14,428,714	5,463,065

9. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture TRX518 and DKN-01, its lead product candidates, for use in clinical trials. As of June 30, 2019, noncancelable commitments under these agreements totaled $471.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”) to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. The Company previously issued 9,000,000 shares of Series A Stock to Lilly in consideration for the grant of the license. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through June 30, 2019.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through June 30, 2019.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2019 or December 31, 2018.

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

11. Subsequent Events

Lincoln Park Purchase Agreements

On July 10, 2019, the Company entered into a Commitment Purchase Agreement and a Registration Rights Agreement with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park up to $20,000 in shares of its Common Stock, $0.001 par value per share, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. As consideration for Lincoln Park’s commitment to purchase shares of Common Stock pursuant to the Commitment Purchase Agreement, the Company issued to Lincoln Park 330,000 shares of Common Stock. The Company will not receive any cash proceeds from the issuance of such shares.

On July 11, 2019, the Company entered into a Registered Offering Purchase Agreement and together with the Commitment Purchase Agreement, under which the Company agreed to sell to Lincoln Park, and Lincoln Park agreed to purchase 571,429 shares of its Common Stock, at a price of $1.75 per share for an aggregate purchase price of $1,000, pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-223419), including the prospectus supplement thereto dated July 11, 2019.

Issuance of Common Stock under Distribution Agreement — July 2019

In July 2019, the Company issued 188,306 shares under its Distribution Agreement with Raymond James & Associates, Inc., for net proceeds of $347.

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

•           TRX518:  A monoclonal antibody targeting the glucocorticoid-induced tumor necrosis factor-related receptor, or GITR. GITR is a receptor found on the surface of a wide range of immune cells. GITR stimulation activates tumor fighting white blood cells and decrease the activity of potentially tumor-protective immunosuppressive cells. TRX518 has been specifically engineered to enhance the immune system’s anti-tumor response by activating GITR signaling without causing the immune cells to be destroyed. We are conducting clinical trials of TRX518 in patients with advanced solid tumors in combination with chemotherapy and with cancer immunotherapies known as PD-1 antagonists.

We intend to apply our extensive experience identifying and developing transformational products to aggressively develop these antibodies and build a pipeline of programs that has the potential to change the practice of cancer medicine.

Recent Developments

Since the three months ended March 31, 2019, we have continued to make strong progress with the development of our product candidates:

•           DKN-01 CLINICAL INVESTIGATOR WEBCAST:  On August 6, 2019, we hosted a DKN-01 program update webcast with Samuel J. Klempner, MD, Assistant Professor, Massachusetts General Hospital Cancer Center and Harvard Medical School, and Rebecca C. Arend, MD, Assistant Professor and Associate Scientist, Gynecologic Oncology Clinic, UAB Comprehensive Cancer Center Experimental Therapeutics Program. A replay of the webcast and the presentation slides are available under “Events & Presentations” in the Investor section of our website, https://www.leaptx.com/program-webcasts.

•           DKN-01 in ESOPHAGOGASTRIC CANCER:  We presented data from the KEYNOTE-731 clinical study evaluating DKN-01 in combination with KEYTRUDA® (pembrolizumab) in patients with advanced esophagogastric cancer. In gastroesophageal junction and gastric cancer patients who had not received prior PD-1/PD-L1 therapy, the combination of DKN-01 plus KEYTRUDA demonstrated improved outcomes in patients whose tumors express high levels of DKK1, or DKK1-high. DKK1-high patients experienced 22.1 weeks median progression free survival, or PFS, and 31.6 weeks median overall survival, or OS, with a 50% overall response rate and 80% disease control rate, or DCR, in ten evaluable patients. DKK1-low patients experienced 5.9 weeks PFS and 17.4 weeks OS, with a 20% DCR in fifteen evaluable patients. PD-L1 Combined Positive Scores, or CPS, did not predict efficacy to the combination of DKN-01 plus KEYTRUDA. In multi-variate analysis, DKK1-high status correlated with longer PFS independent of PD-L1 CPS.

•           DKN-01 in GYNECOLOGICAL CANCERS:  The clinical study of DKN-01 as a monotherapy and in combination with paclitaxel in patients with advanced gynecological cancers has been expanded to include focused cohorts of patients with carcinosarcoma. Overall, ninety-six patients have been enrolled in the study, and enrollment is ongoing. Additional response and biomarker data will be available in September at the International Gynecologic Cancer Society Annual Global Meeting.

•           TRX518 TRIPLE COMBINATION THERAPY:  We enrolled the first patients in our clinical trial evaluating TRX518 in combination with cyclophosphamide chemotherapy and BAVENCIO® (avelumab). Dose escalation in the study is ongoing.

•           $21 MILLION EQUITY COMMITMENT FACILITY:  We entered into purchase agreements with Lincoln Park Capital Fund, LLC, or LPC, pursuant to which we sold $1 million in common stock and have the option, but not the obligation, to sell to LPC up to an additional $20 million in shares of common stock in tranches over a twenty-four month period. The price of shares sold will be based on the market prices prevailing at the time of each sale to LPC. There is no upper limit as to the price per share that LPC may pay for future stock issuances under the agreement, and we will control the timing and amount of any future sales.

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Direct research and development by program:
DKN-01 program	$3,247	$3,652	$8,622	$6,845
TRX518 program	2,889	582	4,304	1,620

Total research and development expenses	$6,136	$4,234	$12,926	$8,465

Australian research and development incentives	$61	$243	$136	$889

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

•                  research and development incentive receivable; and

•                  stock-based compensation.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$6,136	$4,234	$1,902
General and administrative	2,325	2,603	(278)
Total operating expenses	8,461	6,837	1,624
Loss from operations	(8,461)	(6,837)	(1,624)
Interest income	119	122	(3)
Interest expense	(9)	(8)	(1)
Australian research and development incentives	61	243	(182)
Foreign currency gains (loss)	(76)	(222)	146
Loss on change in fair value of warrant liability	—	(662)	662
Net loss	$(8,366)	$(7,364)	$(1,002)

Research and Development Expenses

	Three Months Ended June 30,
	2019	2018	Increase (Decrease)
	(in thousands)
Direct research and development by program:
DKN-01 program	$3,247	$3,652	$(405)
TRX518 program	2,889	582	2,307

Total research and development expenses	$6,136	$4,234	$1,902

Research and development expenses were $6.1 million for the three months ended June 30, 2019, compared to $4.2 million for the three months ended June 30, 2018.  The increase of $1.9 million was primarily due to an increase of $2.3 million in clinical trial costs due to an increase in patient enrollment and an increase of $0.2 million in payroll and other related expenses due to an increase in headcount in our research and development full time employees.  These increases were partially offset by a decrease of $0.6 million in manufacturing costs related to clinical trial material due to timing of manufacturing campaigns.

General and Administrative Expenses

General and administrative expenses were $2.3 million for the three months ended June 30, 2019, compared to $2.6 million for the three months ended June 30, 2018. The decrease of $0.3 million in general and administrative expenses was primarily due to a $0.2 million decrease in legal, audit and consulting fees associated with corporate and business development activities and a decrease of $0.1 million in payroll and other related expenses due to a decrease in bonus expense in the three months ending June 30, 2019 as compared to the same period in 2018.

Interest Income

We recorded interest income of $0.1 million and $0.1 million in the three months ended June 30, 2019 and 2018, respectively.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.1 million and $0.2 million in the three months ended June 30, 2019 and 2018, respectively, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gains (loss)

During the three months ended June 30, 2019 and 2018 we recorded foreign currency gains (losses) of ($0.1) million and ($0.2) million, respectively. Foreign currency gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

Gain on Change in Fair Value of Warrant Liability

We recorded a loss on the change in fair value of the warrant liability during the three months ended June 30, 2018 of $0.7 million.  As of January 1, 2019, we adopted ASU No. 2017-11,  Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS.

We concluded that the 2017 Warrants now qualify for equity classification.  As the adoption of ASU 2017-11 provides for a modified retrospective adoption, we applied the guidance to the 2017 Warrants by means of a cumulative-effect adjustment as of January 1, 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$12,926	$8,465	$4,461
General and administrative	4,330	4,716	(386)
Total operating expenses	17,256	13,181	4,075
Loss from operations	(17,256)	(13,181)	(4,075)
Interest income	201	199	2
Interest expense	(16)	(14)	(2)
Australian research and development incentives	136	889	(753)
Foreign currency gains (loss)	(34)	(366)	332
Loss on change in fair value of warrant liability	—	(5,513)	5,513
Net loss	$(16,969)	$(17,986)	$1,017

Research and Development Expenses

	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Direct research and development by program:
DKN-01 program	$8,622	$6,845	$1,777
TRX518 program	4,304	1,620	2,684

Total research and development expenses	$12,926	$8,465	$4,461

Research and development expenses were $12.9 million for the six months ended June 30, 2019, compared to $8.5 million for the six months ended June 30, 2018.  The increase of $4.4 million was primarily due to an increase of $4.7 million in clinical trial costs due to an increase in patient enrollment, a $0.4 million increase in consulting fees associated with research and development activities and an increase of $0.4 million in payroll and other related expenses due to an increase in headcount in our research and development full time employees. Additionally, stock based compensation expense increased $0.1 million due to new stock options granted to employees and directors during the six months ended June 30, 2019 and rent expense increased $0.1 million due to a new research laboratory. These increases were partially offset by a decrease of $1.2 million in manufacturing costs related to clinical trial material due to timing of manufacturing campaigns.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the six months ended June 30, 2019, compared to $4.7 million for the six months ended June 30, 2018. The decrease of $0.4 million in general and administrative expenses was primarily due to a decrease of $0.4 million in payroll and other related expenses due to a decrease in bonus expense in the six months ending June 30, 2019 as compared to the same period in 2018 and a $0.2 million decrease in legal, audit and consulting fees associated with corporate and business development activities. These decreases were partially offset by an increase of $0.2 million of stock based compensation expense due to new stock options granted to employees and directors during the six months ended June 30, 2019.

Interest Income

We recorded interest income of $0.2 million and $0.2 million in the six months ended June 30, 2019 and 2018, respectively.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.1 million and $0.9 million in the six months ended June 30, 2019 and 2018, respectively, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gains (loss)

During the six months ended June 30, 2018 we recorded foreign currency gains (losses) of ($0.4) million. During the six months ended June 30, 2019 we recorded an immaterial amount of foreign currency gains (losses). Foreign currency gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

Gain on Change in Fair Value of Warrant Liability

We recorded a loss on the change in fair value of the warrant liability during the six months ended June 30, 2018 of $5.5 million.  As of January 1, 2019, we adopted ASU No. 2017-11,  Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS.

We concluded that the 2017 Warrants now qualify for equity classification.  As the adoption of ASU 2017-11 provides for a modified retrospective adoption, we applied the guidance to the 2017 Warrants by means of a cumulative-effect adjustment as of January 1, 2019.

Financial Position, Liquidity and Capital Resources

Since our inception, we have been engaged in organizational activities, including raising capital, and research and development activities. We do not yet have a product that has been approved by the Food and Drug Administration (the “FDA”), have not generated any revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flows from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, our future operations are dependent on the success of  efforts to raise additional capital, our research and commercialization efforts, regulatory approval, and, ultimately, the market acceptance of our products.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2019, we had cash and cash equivalents of $15.7 million and expect to receive $0.8 million of research and development tax incentive payments in 2019 from the Commonwealth of Australia as a result of the 2018 research and development activities of our Australian subsidiary, HCP Australia.  Additionally, we had an accumulated deficit of $179.2 million at June 30, 2019, and during the six months ended June 30, 2019, we incurred a net loss of $17.0 million.  We expect to continue to generate operating losses in the foreseeable future. Due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period through one year after the financial statements have been issued.

On July 10, 2019, we entered into a Commitment Purchase Agreement and a Registration Rights Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to $20.0 million in shares of our Common Stock, $0.001 par value per share, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. On July 11, 2019, we entered into Purchase Agreements, under which we agreed to sell to Lincoln Park, and Lincoln Park agreed to purchase 571,429 shares of our Common Stock, at a price of $1.75 per share for an aggregate purchase price of $1.0 million, pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-223419), filed with the SEC in accordance with the provisions of the Securities Act, on March 2, 2018 and was declared effective by the SEC on March 16, 2018, and the prospectus supplement thereto dated July 11, 2019.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(14,051)	$(11,531)
Cash used in investing activities	(100)	—
Cash provided by financing activities	13,582	16,013
Effect of exchange rate changes on cash and cash equivalents	32	262
Net increase (decrease) in cash and cash equivalents	$(537)	$4,744

Operating activities. Net cash used in operating activities for the six months ended June 30, 2019 was primarily related to our net loss from the operation of our business of $17.0 million and net changes in working capital, including a decrease in lease liabilities of $0.3 million due to rent payments and an increase in research and development receivable of $0.1 million. These changes were partially offset by an increase in accounts payable and accrued expenses of $1.1 million, noncash stock based compensation expense of $1.8 million and noncash lease expense of $0.4 million.

Net cash used in operating activities for the six months ended June 30, 2018 was primarily related to our net loss from the operation of our business of $18.0 million and net changes in working capital, including an increase in prepaid expenses and other assets of $0.6 million and an increase in research and development receivable of $0.2 million, partially offset by a noncash change in the fair value of the warrant liability of $5.5 million and noncash stock based compensation expense of $1.6 million.

Investing Activities. Net cash used in investing activities during the six months ended June 30, 2019 was related to purchases of equipment. There were no investing activities during the six months ended June 30, 2018.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2019 consisted of $12.3 million in proceeds from the issuance of common stock in connection with the 2019 Public Offering, net of underwriter commissions and discounts and $1.3 million in proceeds from the issuance of common stock under our Distribution Agreement with Raymond James & Associates, Inc. These increases were partially offset by payments of $0.1 million for deferred offering costs.

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

As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three and six months ended June 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

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

As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2011. For the year ended December 31, 2018, we reported a net loss of $23.1 million, and had an accumulated deficit of $153.5 million at December 31, 2018.  For the six months ended June 30, 2019, we reported a net loss of $17.0 million, and had an accumulated deficit of $179.2 million at June 30, 2019.

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

Our management as of June 30, 2019 has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our financial statements for the quarter ended June 30, 2019 were prepared assuming that we will continue as a going concern.  The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management concluded as of June 30, 2019 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our financial statements have been issued.

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

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2019, we had cash and cash equivalents of $15.7 million.  We expect to continue to spend substantial amounts to advance the clinical development of DKN-01 and TRX518.  We will require additional capital for the further development. If we are unable to raise capital when needed or at all, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

101 ±

The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2019 and 2018 (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

LEAP THERAPEUTICS, INC.

Date:	August 9, 2019	By:	/s/ Christopher K. Mirabelli
Christopher K. Mirabelli
President, Chief Executive Officer and Chairman of the Board of Directors

(Principal Executive Officer)

Date:	August 9, 2019	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
Chief Financial Officer, General Counsel, Treasurer and Secretary

(Principal Financial Officer and Principal Accounting Officer)