Form 10-K
period 2019-12-31
LEAP THERAPEUTICS, INC.
filed 2020-03-16
CIK 1509745

Use these links to rapidly review the document

PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-37990

LEAP THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	27-4412575 (I.R.S. Employer Identification No.)
47 Thorndike Street, Suite B1-1 Cambridge, MA (Address of principal executive offices)	02141 (Zip Code)

Registrant's telephone number, including area code (617) 714-0360

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	LPTX	Nasdaq Global Market

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

          The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed based on the closing price for such stock as reported on the Nasdaq Global Market on June 28, 2019, the last business day of the registrant's most recently completed second quarter, was approximately: $28.2 million.

          As of March 11, 2020 there were 35,799,488 outstanding shares of the registrant's common stock, par value $0.001 per share which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the registrant's definitive proxy statement for its 2020 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended December 31, 2019, are incorporated by reference into Part III, Item 10-14 of this Annual Report on Form 10-K. With the exception of the portions of the registrant's definitive proxy statement for its 2020 Annual Meeting of Stockholders that are expressly incorporated by reference into this Annual Report on Form 10-K, such proxy statement shall not be deemed filed as part of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" or the negative of such terms or other comparable terminology. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ability and plan to develop and commercialize DKN-01 and TRX518; status, timing and results of pre-clinical studies and clinical trials; the potential benefits of DKN-01 and TRX518; the timing of our development programs and seeking regulatory approval of DKN-01 and TRX518; our ability to obtain and maintain regulatory approval; our estimates of expenses and future revenues and profitability; our estimates regarding our capital requirements and our needs for additional financing; our estimates of the size of the potential markets for DKN-01 and TRX518; our ability to attract collaborators with acceptable development, regulatory and commercial expertise; the benefits to be derived from our agreement with BeiGene, Ltd and any other collaborations, license agreements, and other acquisition efforts, including those relating to the development and commercialization of DKN-01 and TRX518; sources of revenues and anticipated revenues, including contributions from our agreement with BeiGene, Ltd any other collaborations or license agreements for the development and commercialization of products; our ability to create an effective sales and marketing infrastructure if we elect to market and sell DKN-01 and TRX518 directly; the rate and degree of market acceptance of DKN-01 and TRX518; the timing and amount of reimbursement for DKN-01 and TRX518; the success of other competing therapies that may become available; the manufacturing capacity for DKN-01 and TRX518; our intellectual property position; our ability to maintain and protect our intellectual property rights; our results of operations, financial condition, liquidity, prospects, and growth and strategies; the industry in which we operate; and the trends that may affect the industry or us.

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

Overview

        We are a biopharmaceutical company developing novel therapies designed to treat patients with cancer by inhibiting fundamental tumor-promoting pathways and by harnessing the immune system to attack cancer cells. Our strategy is to identify, acquire, and develop molecules that will rapidly translate into high impact therapeutics that generate durable clinical benefit and enhanced patient outcomes. Our two clinical stage programs are:

  •
  DKN-01:  A monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. DKK1 is a protein that regulates the Wnt signaling pathways and enables tumor cells to profilerate and spread, as well as suppresses the immune system from attacking the tumor. When DKN-01 binds to DKK1, an anti-tumor effect can be generated. DKN-01-based therapies have generated responses and clinical benefit in several patient populations. We are currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, hepatobiliary cancer, gynecologic cancers, or prostate cancer. In January 2020, we entered into an Option and License Agreement with BeiGene, Ltd., or BeiGene, which granted BeiGene the right to develop and commercialize DKN-01 in Asia (excluding Japan), Australia, and New Zealand.

  •
  TRX518:  A monoclonal antibody targeting the glucocorticoid-induced tumor necrosis factor-related receptor, or GITR. GITR is a receptor found on the surface of a wide range of immune cells. GITR stimulation activates tumor fighting white blood cells and decrease the activity of potentially tumor-protective immunosuppressive cells. TRX518 has been specifically engineered to enhance the immune system's anti-tumor response by activating GITR signaling without causing the immune cells to be destroyed. We have conducted clinical trials of TRX518 in patients with advanced solid tumors in combination with gemcitabine chemotherapy or with cancer immunotherapies known as PD-1 antagonists. In November 2019, we announced that we have deprioritized continued development of TRX518.

        We intend to apply our extensive experience identifying and developing transformational products to aggressively develop a pipeline of programs that have the potential to change the practice of cancer medicine.

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

Gynecologic Cancers

        There are numerous forms of gynecologic cancers, but two of the most prevalent types are cancers of the uterus or ovaries. According to the NCI, there are more than 61,000 patients diagnosed with uterine cancer and 22,000 patients diagnosed with ovarian cancer each year in the United States. There are currently very few treatment options for these patients, typically consisting of chemotherapy, local radiation therapy, and hormonal agents, and poor treatment outcomes. Patients with endometrioid cancers have a high frequency of mutations in a protein known as b-catenin, with alterations estimated at approximately 30% of cases according to The Cancer Genome Atlas. These b-catenin mutations are often driver mutations leading to rapid disease progression and poor outcomes.

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

Cancer Immunotherapy

        The immune system has evolved a dynamic ability to identify and attack cells which pose a danger to the body. Often these dangerous cells are foreign, or non-self, cells, but a person's own cells can become a danger, such as in cancer. Ideally, the immune system identifies cancer cells as dangerous and removes them before they can grow into tumors. However, cancer cells can evade or suppress the body's natural immune response by secreting anti-inflammatory molecules and by using receptors on the cell membrane of either immune system cells or cancer cells known as immune checkpoints. Cancer therapies known as checkpoint inhibitors, such as nivolumab, pembrolizumab, atezolizumab, avelumab, and tislelizumab, are designed to block checkpoint receptors, such as Programmed Cell Death protein-1, or PD-1, or its ligand, PD-L1, and prevent the cancer cell from evading the natural immune response, thus enabling the immune system to mount an attack on the tumor. While there are several FDA-approved checkpoint inhibitors, there is a consensus in the scientific and medical communities that there remains room for improvement in response rate and efficacy. In many cases, the lack of efficacy has been attributed to an insufficient immune response.

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

Our Products, Clinical Programs and Pipeline

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

        Published data indicates that DKK1 expression levels are significantly higher in many cancers, including esophagogastric cancer, or EGC, biliary tract cancer, and non-small cell lung cancer, or NSCLC. In addition, elevated DKK1 expression is associated with worse overall survival for patients with EGC, biliary tract cancer, and NSCLC. Researchers have shown that when the DKK1 protein is added in certain animal models, the cancer grows larger.

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

Monotherapy

        Two DKN-01 monotherapy patients in the sub-study experienced PRs by central imaging analysis. A patient who had previously been treated with prior immunotherapies, including an anti-PD-L1 antibody and an inhibitor of IDO, achieved a PR and was on therapy for over one year, and an additional esophageal cancer patient experienced a single agent PR. Six additional patients of the twenty evaluable for central imaging assessment were determined to have had a best response of stable disease, or SD.

Paclitaxel Combination

        In total fifty-eight patients were treated with DKN-01 in combination with paclitaxel chemotherapy, with fifty-two patients evaluable for response. Across all lines of prior therapy and tumor types, DKN-01 plus paclitaxel generated a 25.0% ORR, 13.4 weeks PFS, and 27.9 weeks OS. The combination of DKN-01 plus paclitaxel generated a 46.7% ORR, 19.6 weeks PFS, and 61.1 weeks OS in fifteen evaluable patients as a second-line therapy.

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

Pembrolizumab combination

        Sixty-three patients were treated with DKN-01 plus pembrolizumab combination therapy. Fifty-three patients had not received prior PD-1/PD-L1 therapy, and ten patients were refractory to PD-1/PD-L1 therapy. All of the patients enrolled had tumors that were microsatellite stable or unknown. Patients in the study were heavily pretreated having had received one to five prior lines of therapy, with nearly 64% having received a prior taxane regimen, 37% having received prior ramucirumab, and 24% having received prior trastuzumab. The combination therapy was well tolerated with no new safety signals.

        The combination of DKN-01 and pembrolizumab in gastroesophageal junction and gastric cancer patients demonstrated improved outcomes in patients whose tumors expressed high levels of DKK1 as measured by in situ hybridization RNAscope, or DKK1-high, and who had not previously been treated with PD-1/PD-L1 therapy. DKK1-high patients experienced over 22 weeks median PFS and nearly 32 weeks OS, with a 50% ORR and 80% DCR in ten evaluable patients. Patients whose tumors expressed low levels of DKK1, or DKK1-low, experienced nearly 6 weeks median PFS and over 17 weeks OS, with a 20% DCR in fifteen evaluable patients.

        PD-L1 Combined Positive Scores, or CPS, did not predict efficacy on the combination of DKN-01 plus pembrolizumab. In multi-variate analysis, DKK1-high status correlated with longer PFS independent of PD-L1 CPS scores. One-third of patients in the study were DKK1-high.

        Among the six GEJ/GC patients who were refractory to PD-1/PD-L1 therapy, three DKK1-high patients had a best response of SD, whereas the three patients with DKK1-low tumors had progressive disease.

Tislelizumab combination

        As part of the collaboration with BeiGene, we intend to study the combination of DKN-01 and BeiGene's anti-PD-1 antibody, tislelizumab. We plans to evaluate approximately forty patients with second-line gastric cancer or gastroesophageal junction cancer whose tumors are DKK1-high. In addition, we will evaluate the combination of DKN-01 with tislelizumab and chemotherapy in approximately twenty patients with first-line GC/GEJ. We currently expect to initiate this clinical trials in the first half of 2020.

        DKN-01-based therapies in EGC appear to be well tolerated. There have been no new emerging safety concerns observed. The majority of adverse events have been Grade 1 and 2 in severity.

P204—Gynecologic Malignancies

        We have initiated study P204, a Phase 2 basket study of DKN-01 as a monotherapy and in combination with paclitaxel in patients with advanced epithelial endometrioid cancer, or EEC, epithelial ovarian cancer, or EOC, and carcinosarcoma. The study consists of six dosing groups and enrolled 111 patients. The primary objective in each independent study group is to determine the ORR. Secondary objectives are to determine additional measurements of efficacy, such as OS and PFS, and to evaluate the safety of the study treatment regimen. The study is designed to enroll at least 50% of patients whose tumors have predefined activating mutations or signaling alterations in the Wnt pathway.

        As of September 17, 2019, twenty-two EEC patients, who had previously received one to ten lines of therapy had been enrolled in on DKN-01 monotherapy. In the cohort of sixteen evaluable monotherapy EEC patients with identified Wnt signaling mutations, patients had higher response rates and demonstrated longer PFS as compared to patients without Wnt signaling mutations. Specifically, one patient had a complete response and one patient had a partial response, seven patients had a best response of stable disease, and seven patients had progressive disease. In the six evaluable monotherapy EEC patients who did not have any identified Wnt signaling mutations, none had clinical benefit.

        Across the study, patients with Wnt activating mutations have demonstrated a longer PFS (n=21, 175 days) as compared to patients without Wnt activating mutations (n=67, 63 days). The benefit observed in patients with Wnt activating mutations was statistically maintained regardless of treatment type (monotherapy or combination therapy) and cancer type (endometrial or ovarian cancer). Median OS had not yet been reached for the patients with Wnt activating mutations as compared to 321 days OS for patients without Wnt activating mutations.

        As of September 17, 2019, DKK1 expression as measured by RNAscope assay was available for fifty-four of the patients on the study, and thirteen patients (24.1%) were identified as DKK1-high tumoral expression. Similar to the results from our study in patients with EGC, patients whose tumors are DKK1-high have prolonged PFS (n=13, 168 days) as compared to patients with tumors that are DKK1-low (n=41, 63 days). The benefit observed in patients with DKK1-high tumors was statistically maintained regardless of monotherapy or combination therapy treatment and cancer type (endometrial or ovarian cancer). Median OS had not been reached for the DKK1-high patients as compared to 365 days for the patients who are DKK1-low.

        Enrollment has recently completed in the carcinosarcoma groups.

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

Investigator-Initiated and Collaborative Group Studies

        As part of our strategy to advance the development of DKN-01 in a cost-effective manner and on a global basis, we work with key opinion leaders and groups to initiate and conduct clinical trials in targeted patient populations and in combination with other therapies. We currently have established relationships for four investigator-initiated studies:

NYU—Prostate Cancer

        An investigator-initiated study led by David R. Wise, M.D., Ph.D. of the Perlmutter Cancer Center at NYU Langone Health is evaluating DKN-01 as a monotherapy and in combination with docetaxel in patients with advanced prostate cancer. This clinical trial is specifically targeting a biomarker-selected patient population in metastatic castration-resistant prostate cancer, or mCRPC, with elevated DKK1 levels. mCRPC patients who have progressed on one or more androgen receptor therapies will be screened for DKK1 expression or Wnt activation. Up to 97 patients will be enrolled in a dose-escalation and then dose expansion cohorts. DKK1—positive, or DKK1+, mCRPC patients who have not received prior taxane chemotherapies will be treated with DKN-01 and docetaxel. DKN-01 will be given as a monotherapy to DKK1+ mCRPC patients who have progressed on or refused docetaxel treatment.

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

Biliary Tract Cancer

        An investigator-initiated clinical study to evaluate DKN-01 in combination with Bristol-Myers Squibb's OPDIVO® (nivolumab) is being conducted in previously treated patients with advanced biliary tract cancer. Massachusetts General Hospital will enroll up to 36 biliary tract cancer patients who have progressed after one or more lines of systemic therapy for advanced biliary tract cancer. The primary endpoint of the study will be ORR, to be assessed in the overall population as well as in subgroups stratified by tumor DKK1 and PD-L1 expression. Bristol-Myers Squibb is providing nivolumab drug supply and partial funding for the study, and we are providing DKN-01 drug supply as well as additional partial funding.

WAKING—Esophagogastic Cancer

        The Royal Marsden Hospital in the United Kingdom is planning to conduct a study that will evaluate DKN-01 in combination with Roche's Tecentriq® (atezolizumab) in patients with esophagogastric cancer. Roche is providing atezolizumab drug supply and funding the study as part of its imCORE network.

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

        In the single-dose study, no maximum tolerated dose was reached for the single administration of TRX518, with few related treatment-emergent adverse events, all Grade 1 and 2, and no reported autoimmune events. There were signs of immune system activation and biological activity in some patients, including evidence of T regulatory cell modulation in the blood and in tumors.

003—Multiple Dose Study

        We conducted study 003, a multi-part, multiple dose Phase 1 study of TRX518 as a monotherapy or in combination with gemcitabine chemotherapy, Keytruda (pembrolizumab), or Opdivo (nivolumab) in adults with advanced solid tumors.

Monotherapy

        Part A of the study evaluated the safety of escalating doses of TRX518 between 1.0 mg/kg and 4.0 mg/kg. The initial three cohorts were administered as weekly doses to the patient over a three week cycle. Additional cohorts evaluated the strategy of using a larger initial dose and lower subsequent doses once every three weeks to patients. Part B was an expansion cohort of up to twenty patients using the preferred dosing strategy identified during Part A. Additional objectives include evaluating for objective responses, survival, and demonstrating evidence of immune system activity.

        A non-virally mediated hepatocellular cancer patient, who remained on single agent TRX518 for two years, achieved a PR with 47% tumor reduction and continues on study. Multiple patients had reductions in tumor burden, and signs of pharmacodynamic activity were observed.

Gemcitabine combination

        Part C of the study treated patients with the combination of TRX518 plus gemcitabine in dose escalation and dose confirmation cohorts and was designed to evaluate the safety, pharmacokinetics/pharmacodynamics, and efficacy of the combination. Thirty patients who had received one to nine prior therapies were enrolled, including fourteen patients with pancreatic cancer, five with biliary tract cancer, and eleven with other cancers including ovarian, appendiceal, and mesothelioma. A pancreatic cancer patient, who had previously progressed on gemcitabine therapy and two other prior lines of therapy, has experienced a PR with 58% tumor reduction. Additional reductions in tumor burden and durable clinical benefit have been noted in appendiceal cancer, mesothelioma, and two in ovarian cancer.

Pembrolizumab and Nivolumab combination

        Parts D and E of the study evaluated TRX518 in combination with the anti-PD-1 antibody therapies Keytruda (pembrolizumab) or Opdivo (nivolumab). The combination arms included both dose escalation and dose confirmation cohorts and evaluated the safety, pharmacokinetics/pharmacodynamics, and efficacy of the combinations. The study enrolled patients who had received treatment with pembrolizumab or nivolumab for ≥ 4 months with a best response of stable disease or patients who were not currently taking pembrolizumab or nivolumab, but for whom treatment is clinically appropriate.

        An esophageal squamous cell carcinoma patient has a confirmed complete response while on TRX518 in combination with pembrolizumab, which remains ongoing for nearly two years. A patient with urothelial carcinoma who had failed prior pembrolizumab therapy had a confirmed partial response while on the combination of TRX518 and nivolumab and remained on therapy for six months.

004—Avelumab combination

        We initiated study 004, a trial of TRX518, in combination with Pfizer's Bavencio (avelumab), an anti-PD-L1 monoclonal antibody, and cyclophosphamide chemotherapy. We completed enrollment in dose escalation phase of the clinical trial evaluating TRX518 in combination with cyclophosphamide chemotherapy and avelumab. However, instead of pursuing additional enrollment through the expansion cohorts in this study as initially planned, we decided to reprioritize resources on the further development of the DKN-01 program. There were no safety or efficacy concerns leading to the decision, and patients who are benefitting from the combination therapy continue to be treated in the study.

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

Patents

        We exclusively license from Eli Lilly and Company, or Lilly, rights under 23 issued patents and 4 pending patent applications, all of which belong to the same patent family. The patents and applications in this patent family are directed to the composition of matter and use of DKN-01, and include (i) one issued U.S. Patent, (ii) issued patents in the following jurisdictions: Argentina, Australia, Canada, China, Eurasia, Europe, Gulf Cooperation Council, India, Israel, Japan, Lebanon, Macao,

Mexico, New Zealand, Pakistan, Singapore, South Africa, Taiwan, Ukraine, Hong Kong and South Korea and (iii) pending applications in the following jurisdictions: Argentina, Brazil, Europe, Venezuela and Thailand. The base 20-year term for patents in this family would expire in 2030. The U.S. patent will expire 87 days after the base term due to patent term adjustment. Patent term extensions for delays in marketing approval may also extend the terms of patents in this family.

        We own pending applications directed to the use of a biomarker in patients receiving DKN-01 therapy in the following jurisdictions: Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Korea, Mexico, New Zealand, Russia, Singapore and the United States. Any patents that may issue in the United States based on the pending U.S. Application will expire in 2037, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act, and provided that all required maintenance fee payments are timely paid. Any patents that may issue in foreign jurisdictions will likewise expire in 2037, provided that all required annuities are timely paid. We also own two U.S. Provisional patent applications directed to treatment of cancer using DKN-01 in specific subpopulations of patients. In the first U.S. Provisional patent application, the patient subpopulation is defined by its DKK-1 expression level. In the second U.S. Provisional patent application, the patient subpopulation is defined as harboring a specific genetic mutation. If non-Provisional patent applications claiming the benefit of the pending U.S. Provisional patent application referenced above are filed in 2020, any patent that my issue from such applications will expire no earlier than 2040 absent any terminal disclaimer. Any patents issued in foreign jurisdictions will likewise expire in 2040.

        We own 67 patents and 5 pending patent applications relating to TRX518 and uses thereof. The patents and applications primarily fall into two families. The base 20-year term for U.S. patents in the first family would expire in 2026 and in the second family would expire in 2028 provided that all required maintenance fee payments are timely paid and no terminal disclaimers are filed. Patent term extensions for delays in marketing approval may also extend the terms of patents in these two families. The various patent applications and patents covering TRX-518 include claims directed to compositions of matter (antibodies and antigen-binding fragments), pharmaceutical compositions, methods for inducing or enhancing an immune response, methods of treating a subject having a cancerous tumor, combination therapies, and uses of antibodies and antigen-binding fragments. Patent applications and patents claiming these subject matters have been filed and/or granted in the following jurisdictions: United States, Australia, Canada, Europe (Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, United Kingdom), Hong Kong, India and Japan.

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

Lilly License Agreement

        On January 3, 2011, we entered into a license agreement with Lilly (the "Lilly Agreement"), pursuant to which Lilly granted us an exclusive license for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. The license includes a right to sublicense, under certain Lilly intellectual property rights to further develop and commercialize, on a worldwide basis, pharmaceutical products containing such licensed compounds.

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

Lonza License Agreement

        On May 28, 2015, we entered into a license agreement with Lonza Sales AG (the "Lonza Agreement"), pursuant to which Lonza granted us a world-wide, non-exclusive license for certain intellectual property rights relating to a gene expression system, solutions of nutrients used in mammalian cell culture and related know-how and patent rights to use, test, develop, manufacture, market, sell offer for sale, distribute, import and export DKN-01. Such license includes a right to sublicense to (i) a competing contract manufacturer solely for the purpose of such manufacturer producing DKN-01 and (ii) our affiliates and strategic partners solely for undertaking commercial activities.

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

Manufacturing and Distribution

        We do not have, and we do not currently plan to acquire or develop, the facilities or capabilities to manufacture clinical trial material for use in human clinical trials or finished drug product for commercialization. We depend on third-party contract manufacturers, or CMOs, for the production of clinical trial material for our studies. Our bulk drug substance, or DS, is produced at our CMO, Patheon Biologics, which are required to comply with the FDA's Current Good Manufacturing Practice, or cGMP, regulations. Our finished drug product is produced at a contract fill/ finisher provider, which is also required to comply with cGMP regulations. We have personnel with significant technical, manufacturing, analytical, quality and project management experience to oversee our third-party CMOs and to manage manufacturing and quality data and information for regulatory compliance purposes.

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

        We have not yet established a sales, marketing or product distribution infrastructure because our lead candidates are still in clinical development. We eventually may, however, choose to build (or obtain through strategic acquisition) our own sales and marketing team to commercialize some or all of our products if they receive FDA approval and if it is in our long-term interests. We have entered into an Option and License Agreement with BeiGene pursuant to which BeiGene has the right to manufacture and commercial DKN-01 in Asia (excluding Japan), Australia, and New Zeland. We may choose to enter into distribution agreements with strategic partners with their own robust distribution channels for the United States, Europe, Japan, and other non-BeiGene territories.

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

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the products are produced to assess compliance with cGMPs, and to assure that the facilities, methods, and controls are adequate to preserve the therapeutic's identity, strength, quality, and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites and selected clinical investigators to determine GCP compliance; and

  •
  FDA review and approval of the BLA to permit commercial marketing for particular indications for use.

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

        Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means the FDA may approve the product based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. A drug or biologic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug or biologic from the market on an expedited basis. All promotional materials for drug or biologic candidates approved under accelerated regulations are subject to prior review by the FDA.

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

        Moreover, the enacted Drug Quality and Security Act, or DQSA, imposes obligations on manufacturers of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, will be required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers must also verify that purchasers of the manufacturers' products are appropriately licensed. Further, under this legislation, manufacturers will have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences of death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are and will be imposed through this legislation on other companies within the biopharmaceutical product supply chain, such as distributors and dispensers.

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

Research and Development Expenses

        Our total research and development expenses were $24.4 million and $21.8 million, during the years ended December 31, 2019 and 2018, respectively. See Part II—Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for additional detail regarding our research and development activities.

Employees

        As of March 11, 2020, we had 26 employees, including 24 full-time employees and 2 part-time employees. We also use the services of consultants on a regular basis. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our employee relations to be good.

Web Availability

        We make available free of charge through our website, www.leaptx.com, our Annual Report on Form 10-K, other reports that we file with the Securities and Exchange Commission and any amendments to the reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as certain of our corporate governance policies, including the charters for the audit, compensation and nominating and governance committees of our board of directors and our code of ethics and corporate governance guidelines. We make these reports available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information contained on, or that can be accessed through our website is not a part of or incorporated by reference into this Annual Report on Form 10-K. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us at: Leap Therapeutics, Inc. c/o Investor Relations, 47 Thorndike Street, Suite B1, Cambridge, MA 02141.

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

        As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2011. For the year ended December 31, 2019, we reported a net loss of $32.9 million, and had an accumulated deficit of $195.2 million at December 31, 2019.

        We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue the research and development of, and seek regulatory approvals for DKN-01, and we potentially begin to commercialize DKN-01, if it receives regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If DKN-01 fails in clinical trials or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

The timing of the milestone and royalty payments we may be entitled to receive from BeiGene, Ltd. is uncertain and could adversely affect our cash flows and results of operations.

        In January 2020, we entered into an option and license agreement, or the BeiGene Agreement, with BeiGene, Ltd., or BeiGene, pursuant to which we granted BeiGene with the option to develop and commercialize DKN-01 in Asia (excluding Japan), Australia and New Zealand. We may be entitled to receive additional payments upon the exercise of BeiGene's option and the achievement of certain milestones and royalties upon BeiGene's sales of DKN-01. The receipt of these payments is inherently uncertain. There can be no assurance that we will receive any future milestone or royalty payments from BeiGene.

We currently have no source of product revenue and may never become profitable.

        We have not generated any product revenues, and we have no commercial products. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully gain regulatory approval and commercialize DKN-01 or other product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval, we do not know when we will generate revenue from product sales, if at all. Our ability to generate revenue from product sales from any product candidates also depends on a number of additional factors, including but not limited to, our ability to:

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

        In addition, because of the numerous risks and uncertainties associated with product development, including that DKN-01 may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Even if we are able to complete the development and regulatory process for DKN-01, we anticipate incurring significant costs associated with commercializing these products, including in building the requisite sales and marketing capabilities to sell such products (which itself may pose financial and operational risks).

        Even if we are able to generate revenues from the sale of our products, we may not become profitable and will need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, and we are not successful in obtaining additional funding, then we may be unable to continue our operations at planned levels.

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may be unable to complete the development and potential commercialization of DKN-01 or acquire other products.

        Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of DKN-01 and launch and commercialize our product candidates, if we receive regulatory approval. We will require additional capital for the further development and potential commercialization. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

Future utilization of net operating loss carryforwards may be limited.

        As of December 31, 2019, we had federal, state and foreign net operating loss carryforwards of $135.9 million, $117.6 million and $83.9 million, respectively, which begin to expire in 2030. We may be able to utilize our net operating loss carryforwards to reduce future federal and state income tax liabilities. However, these net operating losses are subject to various limitations under Section 382 of the U.S. Internal Revenue Code of 1986, as amended ("IRC"). In accordance with Section 382 of the IRC, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company's ability to utilize its net operating loss carryforwards that were created during tax periods prior to the change in ownership. A change in ownership may result from the issuance of common or preferred shares of the Company, among other events.

We rely on a Research & Development Incentive program to finance our operations in Australia, which could be amended or changed.

        We have also financed our business operations through R&D Incentive income. The research and development tax incentive is one of the key elements of Australian Government's support for

Australia's innovation system and if eligible, provides the recipient with a refundable tax offset for research and development activities. For the year ended December 31, 2019, we recorded a research and development incentive income receivable of $0.2 million, representing the applicable percentage of our expected eligible expenses net of our current Australia tax liability. For the 2019 financial year, the refundable research and development rate was 43.5% of eligible expenses. There are proposals to cap the total refundable payments to Australian $2 million on an annual basis. There can be no assurance that we will continue to qualify and be eligible for such incentives or that the Australian Government will continue to provide incentives, offset, grants and rebates on similar terms or at all.

Risks Related to Our Business and Industry

The failure to maintain the BeiGene Agreement or the failure of BeiGene to perform its obligations under the BeiGene Agreement could negatively impact our business.

        Pursuant to the terms of the BeiGene Agreement, we granted to BeiGene the right to an exclusive license to develop, manufacture and commercialize DKN-01 in the BeiGene Territory. We have limited control over the amount and timing of resources that BeiGene will dedicate to these efforts or BeiGene's decision whether and when to exercise its option. We are subject to a number of other risks associated with our dependence on the BeiGene Agreement with respect to DKN-01 in the BeiGene Territory, including:

  •
  BeiGene may not comply with applicable regulatory guidelines with respect to developing, manufacturing or commercializing DKN-01, which could adversely impact sales or future development of DKN-01 in the BeiGene Territory or elsewhere;

  •
  We and BeiGene could disagree as to future development plans and BeiGene may delay, fail to commence or stop future clinical trials or other development;

  •
  There may be disputes between us and BeiGene, including disagreements regarding the BeiGene Agreement, that may result in (1) the delay of or failure to achieve developmental, regulatory and commercial objectives that would result in milestone or royalty payments, (2) the delay or termination of any future development or commercialization of sitravatinib in the BeiGene Territory, and/or (3) costly litigation or arbitration that diverts our management's attention and resources;

  •
  Business combinations or significant changes in BeiGene' business strategy may adversely affect BeiGene' ability or willingness to exercise its option or perform its obligations under the BeiGene Agreement; and

  •
  BeiGene may not properly defend our intellectual property rights, or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential litigation.

        The BeiGene Agreement is also subject to BeiGene's right to terminate without cause upon advance notice to us. If the agreement is terminated early, we may not be able to find another collaborator for the further development and commercialization of DKN-01 in the BeiGene Territory on acceptable terms, or at all, and we may be unable to pursue continued development and commercialization of DKN-01 in the BeiGene Territory on our own.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

        The results of preclinical studies, preliminary study results, and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials or the ultimately completed trial. For instance, while we have preliminary study results for our clinical studies of DKN-01 in esophagogastric cancer, gynecologic cancer, and biliary tract cancer, as well as our two clinical studies of TRX518, these studies are still ongoing and the ultimate study results may be different than the preliminary ones we have seen to date. Moreover, while we have seen preliminary favorable results in individual study subjects, these results may not be representative of the ultimate study population. Finally, the clinical trials conducted to date are relatively small, open-label, uncontrolled studies. Preliminary and final results from such studies may not be representative of study results that are found in larger, controlled, blinded, and more long term studies.

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

  •
  we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development;

  •
  the cost of clinical trials of our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial;

  •
  the supply or quality of the clinical trial material of our product candidates may be insufficient or inadequate to conduct clinical trials; and

  •
  there may be changes to the therapies or their regulatory status which we are administering in combination with our product candidates or changes to standard of care, which require that we change our study design, or otherwise halt, discontinue or delay our clinical studies. This occurred for a multiple myeloma study that we were conducting. In that case, the standard of care changed such that we were no longer able to recruit study subjects under the study protocol.

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

        Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, or could substantially increase the costs and expenses of commercializing such product, which in turn could delay or prevent us from generating significant revenues from its sale. Any of these events could have other material and adverse effects on our operations and business and could adversely impact our stock price and could significantly harm our business, financial condition, results of operations, and prospects.

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

Risks Related to the Development and Commercialization of Our Product Candidates

The therapeutic safety and efficacy of DKN-01 is unproven, and we may not be able to successfully develop and commercialize DKN-01.

        DKN-01 is a novel monoclonal antibody and its potential benefit as a therapeutic cancer drug is unproven. Our ability to generate revenues from the sales of products, which we do not expect will occur in the short term, if ever, will depend on successful development and commercialization after approval, if achieved, which is subject to many potential risks. DKN-01 may interact with human biological systems in unforeseen, ineffective or harmful ways. If DKN-01 is associated with undesirable side effects or has characteristics that are unexpected, we may need to abandon its development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to be ineffective in later stage studies or cause side effects that prevented further development of the compound. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third party licensing or collaboration transactions with respect to, or successfully commercialize DKN-01, in which case we will not achieve profitability and the value of our stock may decline.

The results of preclinical studies or early clinical trials are not necessarily predictive of future results, and DKN-01 may not have favorable results in later clinical trials or receive regulatory approval.

        Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of DKN-01. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than we have, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier preclinical and clinical trials for DKN-01, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market DKN-01 in any particular jurisdiction. If our clinical trials do not produce favorable results, our ability to achieve regulatory approval for DKN-01 will be adversely impacted and the value of our stock may decline.

Our future success is dependent primarily on the regulatory approval and commercialization of DKN-01, which is currently undergoing early stage clinical trials.

        We do not have any products that have gained regulatory approval. Currently, our most advanced clinical-stage product candidate is DKN-01. As a result, our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize DKN-01 in a timely manner. We cannot commercialize the product in the U.S. without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize the product outside of the U.S. without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of the product for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and well-controlled clinical trials, that the product is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Even if DKN-01 were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may discover, in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for our products, we will still need to develop a commercial organization or strategy, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payors. If we are unable to successfully commercialize our products, we may not be able to earn sufficient revenues to continue our business.

Our commercial success depends upon attaining significant market acceptance of DKN-01, if approved, among physicians, patients, healthcare payors and the major operators of cancer clinics.

        Even if we obtain regulatory approval for DKN-01, DKN-01 may not gain market acceptance among physicians, healthcare payors, patients or the medical community. Market acceptance of DKN-01, if we receive approval, depends on a number of factors, including the:

  •
  efficacy and safety of DKN-01 as demonstrated in clinical trials and post-marketing experience;

  •
  clinical indications for which DKN-01 is approved;

  •
  acceptance by physicians, major operators of cancer clinics and patients of DKN-01 as a safe and effective treatment;

  •
  potential and perceived advantages of DKN-01 over alternative treatments;

  •
  product labeling or product insert requirements of the FDA or other regulatory authorities;

  •
  timing of market introduction of DKN-01 as well as competitive products;

  •
  cost of treatment in relation to alternative treatments;

  •
  availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;

  •
  relative convenience and ease of administration; and

  •
  effectiveness of our sales and marketing efforts.

        Moreover, if DKN-01 is approved but fails to achieve market acceptance among physicians, patients, or healthcare payors, we may not be able to generate significant revenues, which would compromise our ability to become profitable.

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

        We have granted BeiGene the right to commercialize DKN-01, if approved, in Asia (excluding Japan), Australia, and New Zealand. We may also or alternatively decide to collaborate with a third-party marketing and sales organization to commercialize any approved product candidates in the non-BeiGene territories. To the extent we rely on third parties, such as BeiGene, to commercialize any products for which we obtain regulatory approval, we may receive less revenue than if we commercialized these products ourselves. In addition, we will have less control over the sales efforts of any other third parties involved in our commercialization efforts, and could be held liable if they failed to comply with applicable legal or regulatory requirements.

Even if we are able to commercialize DKN-01, DKN-01 may not receive coverage and adequate reimbursement from third-party payors, which could harm our business.

        Our ability to commercialize DKN-01 successfully will depend, in part, on the extent to which coverage and adequate reimbursement for DKN-01 and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. We cannot be sure that coverage and adequate reimbursement will be available for DKN-01 and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, DKN-01, if we obtain marketing approval. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize DKN-01, if we obtain marketing approval.

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

        The development and commercialization of new drug products is highly competitive, especially in the oncology space in which we operate. We face competition with respect to DKN-01, and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of cancer. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach for DKN-01, and others are based on entirely different approaches. For example, there are several companies developing product candidates that target the same cancer pathways that we are targeting or that are testing product candidates in the same cancer indications that we are testing. For example, Novartis AG, or Novartis, Merck & Co., or Merck, and Pfizer, Inc. are all currently developing or have previously been developing anti-DKK1 monoclonal antibodies.

        More established companies may have a competitive advantage over us due to their greater size, cash flows and institutional experience. Compared to us, many of our competitors may have significantly greater financial, technical and human resources. As a result of these factors, our competitors may obtain regulatory approval of their products before we are able to, which may limit our ability to develop or commercialize DKN-01. Our competitors may also develop drugs that are safer, more effective, more widely used and cheaper than ours, and may also be more successful than us in manufacturing and marketing their products. These appreciable advantages could render DKN-01 non-competitive before we can recover the expenses of development and commercialization.

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

        Various laws, regulations and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our presence outside of the U.S. will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling DKN-01 outside of the U.S., which could increase our development costs and limit our growth potential.

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

        As of March 5, 2020, we had 24 full-time employees and 2 part-time employees, of whom six hold Ph.D. degrees and two hold an M.D. degree. We will need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

  •
  identifying, recruiting, maintaining, motivating and integrating additional employees;

  •
  improving our managerial, development, operational and finance systems; and

  •
  expanding our facilities.

        Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the pharmaceutical field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business. As our operations expand, we will also need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize DKN-01, if approved, and to compete effectively will depend, in part, on our ability to manage future growth effectively. Our failure to accomplish any of these tasks could prevent us from successfully growing our company.

We may acquire other assets, form collaborations or make investments in other companies or technologies, that could harm our operating results, dilute our stockholders' ownership, increase our debt or cause us to incur significant expense.

        As part of our business strategy, we may pursue acquisitions of assets, including preclinical or clinical stage product candidates, or enter into strategic alliances and collaborations to expand our existing programs and operations, such as the BeiGene Agreement. We may not maintain or complete these transactions on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any such transaction, any of which could have a detrimental effect on our financial condition, results of operations and cash flows. We may not be able to find suitable acquisition candidates, and if we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we may incur additional debt or assume unknown or contingent liabilities in connection therewith. Integration of an acquired company or assets may also disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. We may not be able to find or maintain suitable strategic alliance or collaboration partners or identify other investment opportunities, and we may experience losses related to any such investments.

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

Risks Related to Our Dependence on Third Parties

We expect to rely on BeiGene to perform its obligations under the BeiGene Agreement and to develop and commercialize DKN-01 in the BeiGene Territory.

        Pursuant to the terms of the BeiGene Agreement, we granted to BeiGene the right to an exclusive license to develop, manufacture and commercialize DKN-01 in the BeiGene Territory. We expect to rely on BeiGene with respect to DKN-01 in the BeiGene Territory, and will have limited influence over their performance. The failure of BeiGene to exercise the option or to successfully carry out its contractual development and commercialization responsibilities could substantially harm our business, because we have no development or commercialization experience or personnel in the BeiGene Territory. We cannot assure you that BeiGene will execute its option or successfully develop or commercialize DKN-01.If BeiGene were to terminate the BeiGene Agreement, then that could delay our DKN-01 development activities and adversely affect our business.

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

Any collaboration arrangements that we may enter into, such as the BeiGene Agreement or any we enter into in the future, may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

        For our current or future product candidates, we may determine to collaborate with other pharmaceutical and biotechnology companies for their development and potential commercialization, such as our collaboration with BeiGene on DKN-01. We face significant competition in seeking appropriate collaborators. Our collaboration arrangements may not be successful, and the success of them will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaboration arrangements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. We may not realize the anticipated benefits of any collaboration, any of which could have a detrimental effect on our financial condition, results of operations and cash flows.

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

        However, in October 2016, three French digital rights advocacy groups, La Quadrature du Net, French Data Network and the Fédération FDN, brought an action for annulment of the European Commission decision on the adequacy of the Privacy Shield before the Court of Justice of the EU (Case T-738/16). The case is currently pending before the European Court of Justice. If the Court of Justice of the European Union invalidates the Privacy Shield, it will no longer be possible to rely on the Privacy Shield certification to transfer personal data from the EU to entities in the United States. Adherence to the Privacy Shield is not, however, mandatory. Entities based in the United States are permitted to rely either on their adherence to the Privacy Shield or on the other authorized means and procedures to transfer personal data provided by the GDPR.

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

        Our commercial success depends upon our ability to develop, manufacture, market and sell DKN-01. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to DKN-01, including interference, derivation, inter partes review or post-grant review proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party's intellectual property rights, we could be required to obtain a license from such third party to continue commercializing DKN-01. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing DKN-01. In addition, in any such proceeding or litigation, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing DKN-01 or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could also have a negative impact on our business.

        While DKN-01 is in clinical trials in the United States, we believe that the use of DKN-01 in preclinical studies and clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the U.S., which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As DKN-01 progresses toward commercialization, the possibility of a patent infringement claim against us may increase. We attempt to ensure that DKN-01, the methods we employ to manufacture it, as well as the methods for its use we intend to promote, do not infringe other parties' patents and other proprietary rights. There can be no assurance that it does not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.

We may not be able to protect our intellectual property rights outside the U.S.

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

        Further, the stockholders have approved the inclusion of a full ratchet anti-dilution feature as a term of the 2017 Warrants. As a result of the consummation of an equity financing in January 2020, the exercise price of the 2017 Warrants automatically was adjusted pursuant to, and in accordance with their terms, triggering an automatic reduction in the exercise price under each of the 2017 Warrants to $1.055. Accordingly, if we continue to issue common stock, options or common stock equivalents at a price less than the exercise price of the warrants, subject to certain customary exceptions, the exercise price of the warrants will continue to be reduced to that lower price. Such a decrease in exercise price may cause holders to exercise the warrants which could result in dilution to our existing stockholders at an accelerated rate.

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

        The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. We do not control these analysts. If we lose securities or industry analysts coverage of our company, the trading price for our stock could be negatively impacted. If one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts issues unfavorable commentary or ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

        Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including adversely affecting our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

        The Novel Coronavirus Disease 2019 (COVID-19) ("Coronavirus") is impacting worldwide economic activity, and activity in China and the United States in particular. China was the first country impacted by the Coronavirus, and now estimates for Chinese gross domestic product and economic growth have been reduced as a result of the Coronavirus. In addition, with the spread of the Coronavirus to the United States and other countries, it is unclear how economic activity and work flows might be impacted on a worldwide basis. Many employers in the United States are requiring their employees to work from home or not come into their office or laboratories. There is an increased demand on services from hospitals and medical professionals to help people who are suffering from the disease or may be infected. We may find that medical institutions will have to prioritize their work load and may be forced to slow their activities in other, non-Coronavirus, areas. This could slow the opening of, enrollment in, and management of our clinical trials. We may find that our clinical laboratories are impacted by the Coronavirus and be unable to meet our requirements for laboratory testing of patient samples. We also might be unable to obtain products from our suppliers due to the impact on distribution networks resulting from issued caused by responding to the virus, and by the potential constraints on the movement of goods. The impact of the Coronavirus on our clinical development, clinical laboratory operations, and other economic activity are uncertain at this time and could have a material adverse effect on our development plan, clinical studies, operations and results.

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

        A patent covering the TRX518 antibody and its uses in methods of inducing or enhancing an immune response in a subject was granted in 2013 to us by the European Patent Office (EPO). Three notices of opposition to this patent were filed: two by major pharmaceutical companies and a third by an individual, possibly on behalf of a major pharmaceutical company. At the conclusion of the opposition proceedings before the Opposition Division of the EPO, the Opposition Division issued a decision indicating that our patent was maintained with narrowed claims that differ from the claims as originally granted. These narrowed claims cover the TRX518 antibody and uses of the TRX518 antibody in methods of inducing or enhancing an immune response in a subject. We have filed an appeal of the decision of the Opposition Division seeking to obtain broader claims that more closely reflect the claims as granted in the patent. The EPO Board of Appeal has issued a Summons to Oral Proceedings setting a date of March 31, 2020 for the appeal hearing.

        In 2016, a patent covering the use of the TRX518 antibody in combination with a chemotherapeutic agent for treating cancer was granted to us by the EPO. In March 2017, notices of opposition to this patent were filed at the EPO by ten different entities, including several major pharmaceutical companies. Oral proceedings at the EPO took place on December 4 and 5, 2018. At the conclusion of the oral proceedings, the Opposition Division decided that the patent should be revoked in its entirety on the ground that the claims as granted contained added matter. Subsequently, the Opposition Division issued an interlocutory decision restating its conclusion that the claims as granted contain added matter and revoking the patent. We have filed an appeal of the decision of the Opposition Division seeking to obtain a reversal of the Opposition Division's decision on added matter. A statement of our grounds of appeal was filed on May 31, 2019. The EPO Board of Appeal has not yet scheduled a date for the appeal hearing.

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

	High	Low
Year ended December 31, 2019
Fourth quarter	$1.42	$0.57
Third quarter	2.41	1.09
Second quarter	2.17	1.35
First quarter	3.49	1.35
Year ended December 31, 2018
Fourth quarter	$8.02	$1.91
Third quarter	9.15	6.30
Second quarter	10.25	6.63
First quarter	9.22	5.64

        On March 11, 2020, the last reported sales price for our common stock on the Nasdaq Global Market was $2.01 per share.

Holders

        As of March 11, 2020, there were approximately 19 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        Information about securities authorized for issuance under our equity compensation plans is set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2019, and is incorporated into this Annual Report on Form 10-K by reference.

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

PIPE Transaction

        On November 14, 2017, Leap entered into purchase agreements with certain existing and new institutional accredited investors and strategic partners pursuant to which, Leap, in a private placement, agreed to issue and sell to the purchasers an aggregate of 2,958,094 shares of unregistered Common Stock at a price per share of $6.085, and issued with each share a warrant (the "2017 Warrants") to purchase one share of Common Stock at an exercise price of $6.085 with an exercise period expiring seven years after closing (the "Term"), for gross proceeds of approximately $18.0 million. As a result of the consummation of an equity financing in January 2020, the exercise price of the 2017 Warrants automatically was adjusted pursuant to, and in accordance with, their terms, $1.055 per share.

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

Overview

        We are a biopharmaceutical company developing novel therapies designed to treat patients with cancer by inhibiting fundamental tumor-promoting pathways and by harnessing the immune system to attack cancer cells. Our strategy is to identify, acquire, and develop molecules that will rapidly translate into high impact therapeutics that generate durable clinical benefit and enhanced patient outcomes. Our two clinical stage programs are:

  •
  DKN-01:  A monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. DKK1 is a protein that regulates the Wnt signaling pathways and enables tumor cells to profilerate and spread, as well as suppresses the immune system from attacking the tumor. When DKN-01 binds to DKK1, an anti-tumor effect can be generated. DKN-01-based therapies have generated responses and clinical benefit in several patient populations. We are currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, hepatobiliary cancer, gynecologic cancers, or prostate cancer. In January 2020, we entered into an Option and License Agreement with BeiGene, Ltd., or BeiGene, which granted BeiGene the right to develop and commercialize DKN-01 in Asia (excluding Japan), Australia, and New Zealand.

  •
  TRX518:  A monoclonal antibody targeting the glucocorticoid-induced tumor necrosis factor-related receptor, or GITR. GITR is a receptor found on the surface of a wide range of immune cells. GITR stimulation activates tumor fighting white blood cells and decrease the activity of potentially tumor-protective immunosuppressive cells. TRX518 has been specifically engineered to enhance the immune system's anti-tumor response by activating GITR signaling without causing the immune cells to be destroyed. We conducted clinical trials of TRX518 in patients with advanced solid tumors in combination with gemcitabine chemotherapy or with cancer immunotherapies known as PD-1 antagonists. In November 2019, we announced that we have deprioritized continued development of TRX518.

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

        We have incurred net losses in each year since our inception in 2011. Our net loss was $32.9 million for the year ended December 31, 2019 and $23.1 million for the year ended December 31, 2018. As of December 31, 2019, we had an accumulated deficit of approximately $195.2 million. Our net losses have resulted primarily from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and have operating losses for at least the next several years as we:

  •
  continue the development of our product candidate, DKN-01;

  •
  seek to obtain regulatory approvals for DKN-01;

  •
  outsource the manufacturing of DKN-01 for clinical trials and any indications for which we receive regulatory approval;

  •
  contract with third parties for the sales, marketing and distribution of DKN-01 for any indications for which we receive regulatory approval;

  •
  maintain, expand and protect our intellectual property portfolio;

  •
  continue our research and development efforts;

  •
  add operational, financial and management information systems and personnel, including personnel to support our product development efforts; and

  •
  operate as a public company.

        We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the commercialization of DKN-01 or any other product candidate. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, such as the BeiGene Agreement. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

BeiGene License Agreement

        On January 3, 2020, we entered into an exclusive option and license agreement (the "BeiGene Agreement") with BeiGene, Ltd. ("BeiGene") for the clinical development and commercialization of DKN-01, our anti-Dickkopf-1 (DKK1) antibody, in Asia (excluding Japan), Australia, and New Zealand. We retain exclusive rights for the development, manufacturing, and commercialization of DKN-01 for the rest of the world.

        Pursuant to the BeiGene Agreement, we received an upfront cash payment of $3.0 million from BeiGene in exchange for granting BeiGene an option to an exclusive license to develop and commercialize DKN-01 in Asia (excluding Japan), Australia, and New Zealand, and will be eligible to receive an additional payment upon BeiGene's exercise of the option. Additionally, we are eligible to receive payments of up to $132.0 million based upon the achievement of certain development, regulatory, and sales milestones as well as tiered royalties on any product sales of DKN-01 in the licensed territory.

Private Placement—January 2020

        On January 3, 2020, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with institutional investors named therein (collectively, the "Purchasers," and each, a "Purchaser"), providing for a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to which we issued and sold 1,421,801 shares of our Series A Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), at a purchase price of $10.54 per share, and 1,137,442 shares of our Series B Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock") at a purchase price of $10.55 per share, and one (1) share of our Special Voting Stock, par value $0.001 (the "Special Voting Stock") entitling the Purchaser of Series A Preferred Stock to elect one member of our Board of Directors for aggregate net proceeds to us of approximately $25.3 million (the "Transaction"). On March 5, 2020, our stockholders approved the conversion of the Series A preferred stock into a pre-funded warrant to purchase 14,413,902 shares of common stock and the conversion of the Series B preferred stock into 11,531,133 shares of common stock. Each investor also received a warrant to purchase an equal number of shares at an exercise price of $2.11 per share.

        As of December 31, 2019, we had cash and cash equivalents of $3.9 million. We believe that our cash and cash equivalents as of December 31, 2019, together with the $25.3 million in net proceeds from the January 2020 private placement and the $3.0 million upfront cash payment received from BeiGene, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from issuance of the financial statements included in this Annual Report on Form 10-K. See "—Liquidity and Capital Resources."

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

        We participate, through our subsidiary in Australia, in the Australian government's R&D Incentive program, such that a percentage of our eligible research and development expenses are reimbursed by the Australian government as a refundable tax offset and such incentives are reflected as other income. The percentage was 43.5% for both the years ended December 31, 2019 and 2018.

        The table below summarizes our research and development expenses incurred by development program and the R&D incentive income for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Direct research and development by program:
DKN-01 program	$16,130	$15,624
TRX518 program	8,236	6,206

Total research and development expenses	$24,366	$21,830

Australian research and development incentives	$132	$756

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

Interest income

        Interest income consists primarily of interest income earned on cash and cash equivalents. During the years ended December 31, 2019 and 2018, interest income was $0.3 million and $0.4 million, respectively.

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

Income taxes

        Since our inception, we have not recorded any U.S. federal, state or foreign income tax benefits for the net losses we have incurred in each year, due to our uncertainty of realizing a benefit from those items. As of December 31, 2019, we had federal, state and foreign net operating loss carryforwards of $135.9 million, $117.6 million and $83.9 million, respectively. The federal and state net operating losses begin to expire in 2030, while the foreign net operating losses carryforward indefinitely.

Our federal net operating losses include $54.6 million which can be also carried forward indefinitely. We may be able to utilize our net operating loss carryforwards to reduce future federal and state income tax liabilities. However, these net operating losses are subject to various limitations under Internal Revenue Code ("IRC") Section 382, which limits the use of net operating loss carryforwards to the extent there has been an ownership change of more than 50 percentage points. In addition, the net operating loss carryforwards are subject to examination by the taxing authorities and could be adjusted or disallowed due to such exams. Although we have not undergone an IRC Section 382 analysis, it is possible that the utilization of our net operating loss carryforwards may be limited.

        As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $3.8 million and $0.6 million, respectively, which begin to expire in 2030 and whose future usage may also be limited to the extent there has been an ownership change of more than 50 percentage points.

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

        We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years. We will remain an "emerging growth company" until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the preceding three-year period and (d) the last day of our 2022 fiscal year containing the fifth anniversary of the date on which shares of our common stock became publicly traded in the U.S. As of December 31, 2019, we remain an EGC.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

        The following tables summarize our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$24,366	$21,830	$2,536
General and administrative	9,085	8,921	164

Total operating expenses	33,451	30,751	2,700

Loss from operations	(33,451)	(30,751)	(2,700)
Interest income	313	447	(134)
Interest expense	(23)	(19)	(4)
Australian research and development incentives	132	756	(624)
Foreign currency gains (loss)	126	(835)	961
Change in fair value of warrant liability	—	7,284	(7,284)

Loss before income taxes	(32,903)	(23,118)	(9,785)
Income taxes	3	(20)	23

Net loss	$(32,900)	$(23,138)	$(9,762)

Research and Development Expenses

	Year Ended December 31,
			Increase (Decrease)
	2019	2018
	(in thousands)
Direct research and development by program:
DKN-01 program	$16,130	$15,624	$506
TRX518 program	8,236	6,206	2,030

Total research and development expenses	$24,366	$21,830	$2,536

        Research and development expenses were $24.4 million for the year ended December 31, 2019, compared to $21.8 million for the year ended December 31, 2018. The increase of $2.6 million was primarily due to a $3.5 million increase in clinical trial costs due to an increase in patient enrollment, a $0.7 million increase in payroll and other related expenses due to an increase in headcount in our full time research and development employees and a $0.3 million increase in stock based compensation expense due to new stock options and restricted stock units granted to employees during the year ended December 31, 2019. These increases were partially offset by a $1.5 million decrease in manufacturing costs related to clinical trial material due to timing of manufacturing campaigns and a $0.5 million decrease in consulting fees associated with research and development activities during the year ended December 31, 2019 as compared to the year ended December 31, 2018.

General and Administrative Expenses

        General and administrative expenses were $9.1 million for the year ended December 31, 2019, compared to $8.9 million for the year ended December 31, 2018. The increase of $0.2 million was due to a $0.3 million increase in stock based compensation expense due to new stock options and restricted stock units granted to employees during the year ended December 31, 2019. This increase was partially offset by a $0.1 million decrease in payroll and other related expenses.

Interest Income

        We recorded interest income of $0.3 million and $0.4 million, respectively, for the years ended December 31, 2019 and 2018. The decrease in interest income is primarily due to a higher average cash balance during the year ended December 31, 2018 as compared to 2019.

Australian Research and Development Incentives

        We recorded R&D incentive income of $0.1 million and $0.8 million for the years ended December 31, 2019 and 2018, respectively, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, net of our Australia tax liability, which expenses included the cost of manufacturing of clinical trial material.

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

        During the year ended December 31, 2019, we received $0.8 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the 2018 research and development activities. During the year ended December 31, 2018, we received $0.8 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the 2017 research and development activities.

        The remaining R&D incentive receivable has been recorded as "Research and development incentive receivable" in the consolidated balance sheets.

Foreign Currency Gains (Loss)

        We recorded foreign currency gains (losses) of 0.1 million and ($0.8) million, respectively, for the years ended December 31, 2019 and 2018. The increase in foreign currency gains is due to the changes in the Australian dollar exchange rate related to activities of the Australian entity.

Interest Expense

        We recorded an immaterial amount of interest expense for the years ended December 31, 2019 and 2018.

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

        As of December 31, 2019, we had cash and cash equivalents of $3.9 million. In January 2020, we issued common stock in a private placement for aggregate net proceeds of $25.3 million and we entered into an exclusive option and license agreement with BeiGene which included a $3.0 million upfront cash payment.

        We expect that our cash and cash equivalents of $3.9 million at December 31, 2019, together with the $25.3 million in aggregate net proceeds from the January 2020 private placement and the $3.0 million upfront cash payment received from BeiGene, will be sufficient to fund our operating expenses for at least the next 12 months from issuance of the financial statements included in this Annual Report on Form 10-K. In addition, we will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If we do not obtain additional funding or development program cost-sharing, we would be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which would adversely affect our business prospects. The inability to obtain funding, as and when needed, would have a negative impact on Leap's financial condition and our ability to pursue our business strategies.

Cash Flows

        The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(26,902)	$(26,033)
Cash used in investing activities	(85)	—
Cash provided by financing activities	14,817	15,906
Effect of exchange rate changes on cash and cash equivalents	(223)	674

Net decrease in cash and cash equivalents	$(12,393)	$(9,453)

        Operating activities.    Net cash used in operating activities for the year ended December 31, 2019 was primarily related to our net loss from the operation of our business of $32.9 million and net changes in working capital, including a decrease in lease liabilities of $0.7 million. These changes were partially offset by an increase in accounts payable and accrued expenses of $1.1 million, a decrease of $0.6 million in research and development receivable, a decrease of $0.3 million in prepaid expenses and other assets, noncash stock based compensation expense of $3.7 million and change in restricted stock liability of $0.2 million.

        Net cash used in operating activities for the year ended December 31, 2018 was primarily related to our net loss from the operation of our business of $23.1 million and net changes in working capital, including an increase in prepaid expenses and other assets of $0.3 million and a noncash change in the fair value of the warrant liability of $7.3 million, partially offset by noncash stock based compensation expense of $3.5 million, an increase of $0.8 million in research and development incentive receivable and an increase in accounts payable and accrued expenses of $0.4 million. The increase in accounts payable and accrued expenses was due to timing of vendor invoicing and payments.

        Investing Activities.    Net cash used in investing activities during the year ended December 31, 2019 was related to purchases of equipment. There were no investing activities during the year ended December 31, 2018.

        Financing Activities.    Net cash provided by financing activities for the year ended December 31, 2019 consisted of $12.3 million in proceeds from the issuance of common stock in connection with the 2019 Public Offering, net of underwriter commissions and discounts, $1.9 million in proceeds from the issuance of common stock under our Distribution Agreement with Raymond James & Associates, Inc. and $1.0 million in proceeds from the issuance of common stock under the Distribution Agreement with Lincoln Park Capital. These increases were partially offset by payments of $0.4 million for deferred offering costs.

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

        Our expenses will also increase as we:

  •
  pursue the clinical development of our most advanced product candidate, DKN-01;

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

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations as of December 31, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 Years
Research commitments(1)	$207	$207	$—	$—	$—
Operating lease commitments(2)	1,112	532	580	—

Total	$1,319	$739	$580	$—	$—

(1)
Represents non-cancellable commitments under manufacturing agreements with vendors to manufacture DKN-01 for use in clinical trials.

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

Item 8.    Financial Statements and Supplementary Data.

        Our financial statements required by this Item, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-30 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

        As of December 31, 2019, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

        This Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

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

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this Item is set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11.    Executive Compensation.

        The information required by this Item is set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item is set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item is set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by this Item is set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019, and is incorporated into this Annual Report on Form 10-K by reference.

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

EXHIBIT INDEX

Exhibit No.		Description
3.1		Third Amended and Restated Certificate of Incorporation of Leap Therapeutics, Inc. (filed as Exhibit 3.1 to the Registrant's current report on Form 8-K (File No. 001-37990) as filed on January 26, 2017).

3.2		Amended and Restated By-laws of Leap Therapeutics, Inc. (filed as Exhibit 3.4 to the Registrant's registration statement on Form S-4 (File No. 333-213794) as filed on September 26, 2016 and attached as Annex D to the prospectus which forms part of such registration statement).

4.1		Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant's registration statement on Form S-4 (File No. 333-213794) as filed on November 16, 2016).

4.2		Amended and Restated Stockholders' Agreement, between Leap and its stockholders, effective as of December 10, 2015 (incorporated by reference to Exhibit 4.2 to the Registrant's registration statement on Form S-4 (File No. 333-213794) as filed on September 26, 2016).

4.3		Registration Rights Agreement, by and among Leap and certain stockholders, dated as of January 23, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K (File No. 001-37990) as filed on January 26, 2017).

4.4		Amendment No. 2 to Warrant, by and among Macrocure, Leap and certain warrant holders, dated as of January 23, 2017 (incorporated by reference to Exhibit 4.4 to the Registrant's annual report on Form 10-K (File No. 001-37990) as filed on March 31, 2017).

4.5		Form of Warrant, dated as of November 14, 2017 by and among Leap Therapeutics, Inc. and the Holders identified on the schedule thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (file No. 0001-3799) filed with the Securities and Exchange Commission on November 17, 2017).

4.6	*	Description of the Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1		Underwriting Agreement, dated as of February 1, 2019, by and among the Registrant, Raymond James & Associates, Inc. and Ladenburg Thalmann & Co. Inc., as representatives of the underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant's current report on Form 8-K (File No. 001-37990) as filed on February 1, 2019).

10.2		Purchase Agreement dated as of July 11, 2019, by and between the Company and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K as filed on July 11, 2019).

10.3		Purchase Agreement dated as of July 10, 2019, by and between the Company and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.2 to the Registrant's current report on Form 8-K as filed on July 11, 2019).

10.4		Registration Rights Agreement dated as of July 10, 2019, by and between the Company and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.3 to the Registrant's current report on Form 8-K as filed on July 11, 2019).

21.1	*	Subsidiaries of Leap Therapeutics, Inc.

Exhibit No.		Description

23.1	*	Consent of EisnerAmper LLP related to Leap Therapeutics, Inc. financial statements.

31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	***	Principal Executive Officer Certification and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from Leap Therapeutics, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the year ended December 31, 2019 and December 31, 2018, (iii) Consolidated Statements of Shareholders' Equity (Deficit) at December 31, 2019 and December 31, 2018 (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2019 and December 31, 2018, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Item 16.    10-K Summary.

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP THERAPEUTICS, INC.
March 16, 2020	By:	/s/ CHRISTOPHER K. MIRABELLI, PH.D.
		Name:	Christopher K. Mirabelli, Ph.D.
		Title:	President, Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ CHRISTOPHER K. MIRABELLI, PH.D. Christopher K. Mirabelli, Ph.D.	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 16, 2020
/s/ DOUGLAS E. ONSI Douglas E. Onsi	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 16, 2020
/s/ JAMES CAVANAUGH, PH.D. James Cavanaugh, Ph.D.	Director	March 16, 2020
/s/ JOHN LITTLECHILD John Littlechild	Director	March 16, 2020
/s/ THOMAS DIETZ, PH.D. Thomas Dietz, Ph.D.	Director	March 16, 2020
/s/ JOSEPH LOSCALZO, M.D., PH.D. Joseph Loscalzo, M.D., Ph.D.	Director	March 16, 2020
/s/ NISSIM MASHIACH Nissim Mashiach	Director	March 16, 2020
/s/ WILLIAM LI, M.D. William Li, M.D.	Director	March 16, 2020
/s/ MONICA M. BERTAGNOLLI, M.D. Monica M. Bertagnolli, M.D.	Director	March 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Leap Therapeutics, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Leap Therapeutics, Inc. and Subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficiency), and cash flows for each of the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

        As discussed in Notes 5 and 6 to the consolidated financial statements, the Company changed its method for accounting for leases and warrants in 2019.

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
March 16, 2020

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$3,891	$16,284
Research and development incentive receivable	185	836
Prepaid expenses and other current assets	165	202

Total current assets	4,241	17,322
Property and equipment, net	124	86
Right of use assets	1,026	—
Deferred tax assets	127	124
Deferred offering costs	831	162
Deposits	1,099	1,380

Total assets	$7,448	$19,074

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$4,571	$3,579
Accrued expenses	3,441	2,872
Lease liability—current portion	474	—

Total current liabilities	8,486	6,451

Non current liabilities:
Warrant liability	—	3,448
Restricted stock liability	159	—
Lease liability, net of current portion	552	—

Total liabilities	9,197	9,899

Stockholders' equity (deficiency):
Common stock, $0.001 par value; 100,000,000 shares authorized, 24,194,877 and 14,703,159 shares issued and outstanding as of December 31, 2019 and 2018, respectively	24	15
Additional paid-in capital	193,319	162,393
Accumulated other comprehensive income	76	302
Accumulated deficit	(195,168)	(153,535)

Total stockholders' equity (deficiency)	(1,749)	9,175

Total liabilities and stockholders' equity (deficiency)	$7,448	$19,074

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31
	2019	2018
Operating expenses:
Research and development	$24,366	$21,830
General and administrative	9,085	8,921

Total operating expenses	33,451	30,751

Loss from operations	(33,451)	(30,751)
Interest income	313	447
Interest expense	(23)	(19)
Australian research and development incentives	132	756
Foreign currency gains (loss)	126	(835)
Change in fair value of warrant liability	—	7,284

Loss before income taxes	(32,903)	(23,118)
Income taxes	3	(20)

Net loss	(32,900)	(23,138)
Dividend attributable to down round feature of warrants	(359)	—

Net loss attributable to common stockholders	$(33,259)	$(23,138)

Net loss per share
Basic	$(1.47)	$(1.64)

Diluted	$(1.47)	$(2.11)

Weighted average common shares outstanding
Basic	22,582,687	14,144,287

Diluted	22,582,687	14,412,695

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2019	2018
Net loss	$(32,900)	$(23,138)
Other comprehensive income (loss):
Foreign currency translation adjustments	(226)	570

Comprehensive loss	$(33,126)	$(22,568)

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(In thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2017	12,354,014	$12	$141,770	$(268)	$(130,397)	$11,117
Issuance of common stock in connection with Public Offering, net of issuance costs of $1,304	2,146,667	3	14,793	—	—	14,796
Issuance of common stock upon exercise of warrants	200,000	—	2,347	—	—	2,347
Issuance of common stock upon exercise of stock options	2,478	—	14	—	—	14
Foreign currency translation adjustment	—	—	—	570	—	570
Stock-based compensation	—	—	3,469	—	—	3,469
Net loss	—	—	—	—	(23,138)	(23,138)

Balances at December 31, 2018	14,703,159	$15	$162,393	$302	$(153,535)	$9,175

	Common Stock			Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficiency)
			Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount
Balances at December 31, 2018	14,703,159	$15	$162,393	$302	$(153,535)	$9,175
Issuance of common stock in connection with February 2019 Public Offering, net of issuance costs of $1,102	7,557,142	7	12,115	—	—	12,122
Issuance of common stock through ATM sales	1,033,147	1	1,922	—	—	1,923
ATM issuance costs	—	—	(13)	—	—	(13)
Issuance of common stock in connection with July 2019 Lincoln Park Capital Commitment Purchase Agreement	330,000	—	—	—	—	—
Issuance of common stock in connection with July 2019 Lincoln Park Capital Registered Offering Purchase Agreement	571,429	1	999	—	—	1,000
Lincoln Park issuance costs	—	—	(10)	—	—	(10)
Reclassification of 2017 warrants from liability to equity	—	—	11,822	—	(8,374)	3,448
Record the value of the effect of the down round feature as a dividend	—	—	359	—	(359)	—
Foreign currency translation adjustment	—	—	—	(226)	—	(226)
Stock-based compensation	—	—	3,732	—	—	3,732
Net loss	—	—	—	—	(32,900)	(32,900)

Balances at December 31, 2019	24,194,877	$24	$193,319	$76	$(195,168)	$(1,749)

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(32,900)	$(23,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	47	49
Change in right of use assets	729	—
Stock-based compensation expense	3,732	3,469
Change in fair value of restricted stock liability	159	—
Change in fair value of warrant liability	—	(7,284)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	302	(297)
Deferred tax assets	(3)	20
Research and development incentive receivable	643	780
Accounts payable and accrued expenses	1,084	368
Lease liability	(695)	—

Net cash used in operating activities	(26,902)	(26,033)

Cash flows from investing activities:
Purchases of property and equipment	(100)	—
Proceeds from sale of property and equipment	15	—

Net cash used in investing activities	(85)	—

Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriter commissions and discounts	12,331	15,034
Proceeds from issuance of common stock from ATM sales	1,923	—
Proceeds from issuance of common stock in connection with July 2019 Lincoln Park Capital Registered Offering Purchase Agreement	1,000	—
Proceeds from the exercise of common stock warrants	—	1,217
Proceeds from the exercise of stock options	—	14
Payment of deferred offering costs	(437)	(359)

Net cash provided by financing activities	14,817	15,906

Effect of exchange rate changes on cash and cash equivalents	(223)	674

Net decrease in cash and cash equivalents	(12,393)	(9,453)
Cash and cash equivalents at beginning of period	16,284	25,737

Cash and cash equivalents at end of period	$3,891	$16,284

Supplemental disclosure of non-cash financing activities:
Reduction in fair value of warrant liability as a result of exercise of common stock warrants	$—	$1,130
Reclassification of 2017 Warrants from liability to equity	$3,448	$—
Dividend attributable to down round feature of warrants	$359	$—
Offering costs included in accounts payable and accrued expenses	$444	$41
Right-of-use asset recorded upon adoption of ASU 2016-02	$1,755	$—
Lease liability recorded upon adoption of ASU 2016-02	$1,720	$—
Accrued rent reclassified upon adoption of ASU 2016-02	$35	$—
Reclassification of deferred offering costs to additional paid-in-capital	$23	$—

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

        In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2019, the Company had an accumulated deficit of $195,168. During the year ended December 31, 2019, the Company incurred a loss of $32,900 and used $26,902 of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future.

        On January 3, 2020, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with institutional investors named therein (collectively, the "Purchasers," and each, a "Purchaser"), providing for a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to which the Company issued and sold 1,421,801 shares of the Company's Series A Mandatorily Convertible

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

1. Nature of Business, Basis of Presentation and Liquidity (Continued)

Cumulative Non-Voting Perpetual Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), at a purchase price of $10.54 per share, and 1,137,442 shares of the Company's Series B Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock") at a purchase price of $10.55 per share, and one (1) share of the Company's Special Voting Stock, par value $0.001 (the "Special Voting Stock") entitling the Purchaser of Series A Preferred Stock to elect one member of the Company's Board of Directors for aggregate net proceeds to the Company of approximately $25,300 (the "Transaction").

        On January 3, 2020, the Company entered into an exclusive option and license agreement (the "BeiGene Agreement") with BeiGene, Ltd. ("BeiGene") for the clinical development and commercialization of DKN-01, the Company's anti-Dickkopf-1 (DKK1) antibody, in Asia (excluding Japan), Australia, and New Zealand. The Company retains exclusive rights for the development, manufacturing, and commercialization of DKN-01 for the rest of the world. Pursuant to the BeiGene Agreement, the Company received an upfront cash payment of $3,000 from BeiGene in exchange for granting BeiGene an option to an exclusive license to develop and commercialize DKN-01 in Asia (excluding Japan), Australia, and New Zealand, and will be eligible to receive an additional payment upon BeiGene's exercise of the option. Additionally, the Company is eligible to receive additional payments based upon the achievement of certain development, regulatory, and sales milestones as well as tiered royalties on any product sales of DKN-01 in the licensed territory.

        The Company believes that its cash and cash equivalents of $3,891 as of December 31, 2019, together with the $25,300 in net proceeds from the January 2020 private placement and the $3,000 upfront cash payment received from BeiGene, will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these financial statements. In addition, the Company will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If the Company does not obtain additional funding or development program cost-sharing, or exceeds its current spending forecasts or fails to receive the research and development tax incentive payment, the Company has the ability and would be forced to: delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, any of which would adversely affect its business prospects. The inability to obtain funding, as and when needed, would have a negative impact on the Company's financial condition and ability to pursue its business strategies.

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

        Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% for the years ended December 31, 2019 and 2018.

        The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

$185 and $836 as of December 31, 2019 and 2018, respectively, in the consolidated balance sheets and other income from Australian research and development incentives of $132 and $756, in the consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively, related to refundable research and development incentive program payments in Australia.

        The following table shows the change in the research and development incentive receivable from January 1, 2018 to December 31, 2019:

Balance at January 1, 2018	$1,744
Australian research and development incentive income	756
Cash received for 2016 eligible overseas research and development expenses	(740)
Cash received for 2017 eligible expenses	(793)
Foreign currency translation	(131)

Balance at December 31, 2018	836
Australian research and development incentive income, net	132
Cash received for 2018 eligible expenses	(757)
Foreign currency translation	(26)

Balance at December 31, 2019	$185

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

        The Company recognizes accrued interest and penalties associated with uncertain tax position as part of the income tax provision. There were no uncertain tax positions or income tax related interest

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

and penalties recorded for the years ended December 31, 2019 and 2018. The income tax returns of the Company for the year ended December 31, 2016 and subsequent years are subject to examination by the Internal Revenue Service and other taxing authorities, generally for three years after the returns were filed.

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

Impairment of Long-Lived Assets

        Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company has not recorded any impairment losses on long-lived assets during 2019 and 2018.

Deferred Offering Costs

        The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders'

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

equity (deficiency) as a reduction of additional paid-in capital generated as a result of the offering. As of December 31, 2019 and 2018 there was $831 and $162, respectively, of deferred offering costs.

Deposits

        Deposits as of December 31, 2019 and 2018, included $1,099 and $1,380, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized.

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

        During the years presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2019 and 2018.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
December 31, 2019
Assets:
Cash equivalents	$3,891	$3,891	$—	$—

Total assets	$3,891	$3,891	$—	$—

December 31, 2018
Assets:
Cash equivalents	$16,284	$16,284	$—	$—

Total assets	$16,284	$16,284	$—	$—

Liabilities:
Warrant liability	$3,448	$—	$—	$3,448

Total liabilities	$3,448	$—	$—	$3,448

        Cash equivalents of $3,891 and $16,284 as of December 31, 2019 and 2018, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

        The carrying value of the research and development incentive receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

        A roll-forward of the recurring fair value measurements of the warrant liability categorized with Level 3 inputs are as follows (in thousands):

Warrant Liability
Balance—January 1, 2018	$11,862
Exercise of warrants	(1,130)
Change in Fair value	(7,284)

Balance—December 31, 2018	$3,448
Final remeasurement and reclassification of 2017 Warrants to equity in connection with the adoption of ASU 2017-11	(3,448)

Balance—January 1, 2019	$—

        The warrant liability in the table above is composed of the fair value of warrants (the "2017 Warrants") to purchase common shares that the Company issued in connection with a private placement (the "November 2017 Private Placement"). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company utilized a Monte Carlo simulation, which is

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

a statistical method used to generate a defined number of share price paths to develop a reasonable estimate of the range of the future expected share prices, to value the warrant liability. The Monte Carlo simulation incorporated assumptions and estimates to value the warrant liability. Estimates and assumptions impacting the fair value measurement included the estimated probability of adjusting the exercise price of the warrants, the number of shares for which the warrants will be exercisable, the remaining contractual term of the warrants, the risk-free interest rate, the expected dividend yield, and the expected volatility of the price of the underlying common shares.

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

Leases

        In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted ASU 2016-02 on January 1, 2019, the effective date, and used the effective date as its date of initial application.

        At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms at commencement of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. The Company has determined that the rate implicit in the lease is not determinable and the Company does not have borrowings with similar terms and collateral. Therefore, the Company considered a variety of factors, including observable debt yields from comparable companies and the volatility in the debt market for securities with similar terms, in determining that 8% was reasonable to use as the incremental borrowing rate for purposes of the calculation of lease liabilities.

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

Warrant Liability

        In connection with entering into the November 2017 Private Placement, the Company issued the 2017 Warrants with each share of common stock sold in the November 2017 Private Placement. The Company classified the 2017 Warrants as a liability on its consolidated balance sheet prior to January 1, 2019, because each warrant represented a freestanding financial instrument that is not indexed to the Company's own shares. The warrant liability was initially recorded at fair value upon entering into the November 2017 Private Placement agreement and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as gains (losses) in the consolidated statements of operations through the year ended December 31, 2018.

Recent Accounting Pronouncements

        From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are early adopted by the Company or adopted as of the specified effective date.

        In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard effective January 1, 2019, which had no impact on the Company's consolidated financial statements.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815) ("ASU 2017-11"), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present earnings per share ("EPS") in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard effective January 1, 2019 and concluded that the 2017 Warrants qualified for equity classification. The Company applied the guidance retrospectively to the 2017 Warrants by means of a cumulative-effect adjustment to its statement of financial position as of the beginning of the interim and annual period beginning January 1, 2019. The Company performed a final remeasurement of the warrant liability as of January 1, 2019 and reclassified $3,448 to stockholders' equity.

        In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 requires a lessee to recognize on its balance sheet (for both finance and operating leases) a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2016-02 on January 1, 2019, the effective date, and used the effective date as its date of initial application. As such, the Company did not adjust prior period amounts. The Company also elected to adopt the practical expedients upon transition, which permit companies to not reassess lease identification, classification, and initial direct costs under ASU 2016-02 for leases that commenced prior to the effective date (see Note 5).

3. Property and Equipment, Net

        Property and equipment, net consisted of the following:

	December 31,
	2019	2018
Computer office equipment	$51	$51
Leasehold improvements	69	69
Lab equipment	113	58
Furnitures and fixtures	30	30

	263	208
Less: accumulated depreciation	(139)	(122)

Property and equipment, net	$124	$86

        Depreciation expense was $47 and $49 for the years ended December 31, 2019 and 2018, respectively.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

4. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2019	2018
Clinical trials	$1,828	$1,745
Professional fees	609	219
Payroll and related expenses	1,004	908

Accrued expenses	$3,441	$2,872

5. Leases

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

        Future lease payments under non-cancelable operating leases as of December 31, 2019 are detailed as follows:

Future Operating Lease Payments
2020	532
2021	434
2022	146

Total Lease Payments	1,112
Less: imputed interest	(86)

Total operating lease liabilities	$1,026

        In February 2016, the FASB issued ASU 2016-02 as amended, Leases Topic 842. Topic 842 requires a lessee to recognize on its balance sheet (for both finance and operating leases) a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The Company adopted Topic 842 on January 1, 2019, the effective date, and used the effective date as its date of initial application. As such, the Company did not adjust prior period amounts. The Company also elected to adopt the practical expedients upon transition, which permit companies to not reassess lease identification, classification, and initial direct costs under Topic 842 for leases that commenced prior to the effective date.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

5. Leases (Continued)

        The Company has operating leases for real estate in the United States and does not have any finance leases. The Company's leases may contain options to renew and extend lease terms and options to terminate leases early. Reflected in the right-of-use asset and lease liability on the Company's consolidated balance sheets are the periods provided by renewal and extension options that the Company is reasonably certain to exercise, as well as the periods provided by termination options that the Company is reasonably certain to not exercise.

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

        In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the remaining lease term at the date of adoption. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has existing net leases in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. On January 1, 2019, the Company recorded a right-of-use asset of $1,755 and a lease liability of $1,755 on its consolidated balance sheet. As of December 31, 2019, a right-of-use asset of $1,026 and lease liability of $1,026 are reflected on the consolidated balance sheets. The Company recorded rent expense of $837 and $690 during the years ended December 31, 2019 and 2018, respectively.

6. Warrants

        As of December 31, 2019, outstanding warrants to purchase common stock consisted of the following:

December 31, 2019
Date Exercisable	Number of Shares Issuable	Exercise Price	Exercisable for	Classification
Penny Warrants	54,516	$0.01	Common Stock	Equity
2017 Warrants	2,758,094	$1.75	Common Stock	Equity
2019 Warrants	7,557,142	$1.95	Common Stock	Equity

	10,369,752

2017 Warrants

        The 2017 Warrants contain full ratchet anti-dilution protection provisions. Prior to January 1, 2019, the Company classified the 2017 Warrants as a liability on its consolidated balance sheet because each warrant represented a freestanding financial instrument that, due to the potential variable nature of the

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

6. Warrants (Continued)

exercise price, is not considered to be indexed to the Company's own shares. The warrant liability was initially recorded at fair value upon entering into the Private Placement and has been subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as gains (losses) in the Company's consolidated statement of operations.

        On January 1, 2019, the Company adopted ASU 2017-11 and concluded that the 2017 Warrants now qualify for equity classification. The Company applied the guidance retrospectively to the 2017 Warrants by means of a cumulative-effect adjustment to its statement of financial position as of the beginning of the interim and annual period beginning January 1, 2019. The Company performed a final remeasurement of the warrant liability as of January 1, 2019 and reclassified $3,448 to stockholders' equity.

        The Company will recognize on a prospective basis the value of the effect of the down round feature in the warrant when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument's fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument's fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common shareholders in the basic EPS calculation. In connection with the public offering in February 2019, when the 2017 Warrants were repriced from $6.085 to $1.75, the Company recorded a dividend of $359 during the year ended December 31, 2019.

2019 Warrants

        On February 5, 2019, in connection with the 2019 Public Offering, the Company issued immediately exercisable warrants (the "2019 Warrants") to purchase 7,557,142 shares of common stock to investors. The 2019 Warrants have an exercise price of $1.95 per share and expire on February 5, 2026. The 2019 Warrants qualify for equity classification.

7. Common Stock

        Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through December 31, 2019, no dividends have been declared.

        As of December 31, 2019, the Company had reserved shares of common stock for the exercise of outstanding stock options and warrants, and for the number of shares remaining for grant under the Company's 2012 and 2016 Equity Incentive Plans (see Note 8).

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

7. Common Stock (Continued)

Public Offering of Common Stock—March 2018

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

Public Offering of Common Stock—February 2019

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

Issuance of Common Stock under Distribution Agreement—2019

        On September 7, 2018, the Company filed a Prospectus Supplement to register the offer and sale of shares of common stock having an aggregate offering price of up to $30,000 pursuant to the terms of a distribution agreement, or the Distribution Agreement, with Raymond James & Associates, Inc. During the year ended December 31, 2019, the Company issued 1,033,147 shares under the Distribution Agreement, for net proceeds of $1,923.

Lincoln Park Purchase Agreements—July 2019

        On July 10, 2019, the Company entered into a Commitment Purchase Agreement and a Registration Rights Agreement with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park up to $20,000 in shares of its Common Stock, $0.001 par value per share, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. As consideration for Lincoln Park's commitment to purchase shares of Common Stock pursuant to the Commitment Purchase Agreement, the Company issued to Lincoln Park 330,000 shares of Common Stock. The Company did not receive any cash proceeds from the issuance of such shares.

        On July 11, 2019, the Company entered into a Registered Offering Purchase Agreement and together with the Commitment Purchase Agreement, under which the Company agreed to sell to Lincoln Park, and Lincoln Park agreed to purchase 571,429 shares of its Common Stock, at a price of $1.75 per share for an aggregate purchase price of $1,000.

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

        On January 20, 2017, the Company's stockholders approved the 2016 Equity Incentive Plan (the "2016 Plan"). Beginning on January 1, 2018, the number of shares of common stock authorized for issuance pursuant to the 2016 Plan was increased each January 1 by an amount equal to four percent (4%) of the Company's outstanding common stock as of the end of the immediately preceding calendar year or such other amount as determined by the compensation committee of the Company's Board of Directors. During the year ended December 31, 2019, the compensation committee of the board of directors authorized an additional 3,000,000 shares of Common Stock to be added to the shares authorized for issuance under the 2016 Plan.

        In connection with the merger with Macrocure in January 2017, the Company assumed the Macrocure 2013 Share Incentive Plan (the "2013 Plan"), the Macrocure 2008 Stock Option Plan (the "2008 Plan") and all stock options outstanding under each of the 2013 Plan and the 2008 Plan immediately prior to the consummation of the merger.

        As of December 31, 2019, there were 2,459,373 shares available for grant under the Company's Equity Incentive Plans.

        A summary of activity under the Company's Equity Incentive Plans is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,257,621	$12.38	8.66	$68
Granted	599,050	$6.68
Exercised	(2,478)	$5.56
Forfeited	(92,281)	$7.89

Outstanding at December 31, 2018	2,761,912	$11.30	8.01	$—

Granted	1,481,975	$1.48
Forfeited	(219,321)	$15.14

Outstanding at December 31, 2019	4,024,566	$7.48	7.98	$2

Options exercisable at December 31, 2019	2,398,685	$10.48	7.25	$—

Options vested and expected to vest at December 31, 2019	4,024,566	$7.48	7.98	$2

        During the years ended December 31, 2019 and 2018 the Company recognized $3,732 and $3,469 respectively, of stock-based compensation expense.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

8. Stock-Based Compensation (Continued)

        The grant date fair value of the options granted during the years ended December 31, 2019 and 2018, was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the "simplified" method. The expected volatility was based on the historical volatility of comparable public companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

        The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Expected volatility	66.94%	66.94%
Weighted average risk-free interest rate	2.07%	2.80%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.77	6.95

        Stock options generally vest over a three or four year period, as determined by the Compensation Committee of the Board of Directors at the time of grant. The options expire ten years from the grant date. As of December 31, 2019, there was approximately $3,059 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.19 years.

        Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2019	2018
Research and development	$714	$625
General and administrative	3,018	2,844

Total	$3,732	$3,469

Restricted Stock Units

        During the year ended December 31, 2019, the Company issued 181,000 restricted stock units ("RSUs") to employees under the 2016 Plan. Upon vesting of the RSUs, the Company has the option to settle the award by either issuing shares of the Company's common stock or paying an amount of cash equal to the fair value of the Company's common stock on the settlement date. In October 2019, the Company cash settled 90,500 RSUs. As of December 31, 2019, the Company recorded a restricted stock liability on its consolidated balance sheet of $159.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

8. Stock-Based Compensation (Continued)

        The following table presents a summary of outstanding RSU's under the 2016 Plan as of December 31, 2019:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2018	—	$—
Awarded	181,000	$1.74
Settled in cash	(90,500)	$1.17

Outstanding at December 31, 2019	90,500	$1.76

        As of December 31, 2019, there were 90,500 shares outstanding covered by RSUs which were fully vested. The weighted average grant date fair value of these shares of restricted stock was $1.74 per share and the fair value of these shares of restricted stock was approximately $159 as of December 31, 2019.

9. Income Taxes

        The Company had federal, state and foreign net operating loss carryforwards of approximately $135,890, $117,579 and $83,950, respectively, as of December 31, 2019. The U.S. tax losses begin to expire in 2030. The foreign losses are primarily from Israel and have an indefinite carryforward. The Company's federal net operating losses include $54,581 which can also be carried forward indefinitely.

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

        In addition, the Company has federal and state research and development tax credits of approximately $3,770 and $645, respectively, that begin expiring in 2030 for federal and state tax purposes and whose future usage may also be limited to the extent there has been an ownership change of more than 50 percentage points.

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

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

9. Income Taxes (Continued)

        Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2019	2018
U.S.	$(32,875)	$(21,378)
Foreign	(28)	(1,740)

Loss before income taxes	$(32,903)	$(23,118)

        A summary of the Company's current and deferred expense for income tax is as follows:

	Year Ended December 31,
	2019	2018
Current expense (benefit):
Federal	$—	$—
State	—	—
Foreign	—	—

Total current expense (benefit):	$—	$—
Deferred expense (benefit):
Federal	$—	$—
State	—	—
Foreign	(3)	20

Total deferred expense (benefit):	$(3)	$20

Total income tax expense (benefit):	$(3)	$20

        A reconciliation of the Company's statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018
Federal statutory income tax rate	21.00%	21.00%
State taxes, net of federal benefit	6.79%	7.76%
Permanent differences	(0.33)%	2.38%
Tax credits	3.30%	6.94%
Foreign rate differential	0.07%	0.68%
Valuation allowance	(40.18)%	(38.26)%
Other	9.35%	(0.59)%

	0.01%	(0.09)%

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

9. Income Taxes (Continued)

        The significant components of the Company's deferred tax assets as of December 31, 2019 and 2018 were as follows:

	Year Ended December 30,
	2019	2018
Federal net operating loss carryforwards	$47,845	$38,531
State net operating loss carryforwards	7,431	5,553
Stock Options	2,584	1,632
Federal research tax credits	3,770	2,811
State research tax credits	510	382
License fees	1,332	1,495
Accrued expenses	277	88
Other	115	149

Total deferred tax assets	$63,864	$50,641
Valuation allowance	(63,737)	(50,517)

Net deferred tax asset (liability)	$127	$124

        As of December 31, 2019 and 2018, the Company had provided a full valuation allowance against its net deferred tax assets, except for its Australian deferred tax assets, because realization of any future tax benefit cannot be reasonably assured. The valuation allowance increased during the years ended December 31, 2019 and 2018, by $13,220 and $8,181, respectively.

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

        The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The earliest tax years that may be subject to examination by jurisdiction are 2016 for both federal and state purposes. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. The Company's policy is to record interest and penalties related to income taxes as part of the tax provision. There were no interest and penalties pertaining to uncertain tax positions for the years ended December 31, 2019 or 2018.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

10. Net Loss Per Share

        Basic and diluted net loss per share for the years ended December 31, 2019 and 2018 was calculated as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Numerator:
Net loss	$(32,900)	$(23,138)
Dividend attributable to down round feature of warrants	(359)	—

Net loss attributable to common stockholders for basic loss per share	$(33,259)	$(23,138)
Less change in fair value of warrant liability	—	7,284

Net loss attributable to common stockholders for diluted loss per share	$(33,259)	$(30,422)

Denominator:
Weighted average number of common shares outstanding—basic	22,582,687	14,144,287
Assumed conversion of dilutive securities:
Private Placement Warrants	—	268,408

Denominator for diluted loss per share—adjusted weighted average shares	22,582,687	14,412,695

Net loss per share attributable to common stockholders—basic	$(1.47)	$(1.64)

Net loss per share attributable to common stockholders—diluted	$(1.47)	$(2.11)

        The Company's potentially dilutive securities include stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2019 and 2018, as the effect would be to reduce the net loss per share. During the year ended December 31, 2018, the outstanding warrants issued with the Private Placement is reflected in the diluted net loss per share computation by applying the treasury stock method. The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2019	2018
Options to purchase common stock	4,024,566	2,761,912
Warrants to purchase common stock	10,369,752	54,516
Restricted stock units	90,500	—

	14,394,318	2,816,428

11. Commitments and Contingencies

        Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture TRX518 and DKN-01, our lead product candidates, for use in clinical trials. As of December 31, 2019, noncancelable commitments under these agreements totaled $207.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

11. Commitments and Contingencies (Continued)

        License and Service Agreements—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company ("Lilly") to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. The Company issued 9,000,000 shares of Series A Stock to Lilly in consideration for the grant of the license. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through December 31, 2019.

        License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG ("Lonza"), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through December 31, 2019.

        Legal Proceedings—At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings.

        A patent covering the TRX518 antibody and its uses in methods of inducing or enhancing an immune response in a subject was granted in 2013 to the Company by the European Patent Office (EPO). Three notices of opposition to this patent were filed: two by major pharmaceutical companies and a third by an individual, possibly on behalf of a major pharmaceutical company. At the conclusion of the opposition proceedings before the Opposition Division of the EPO, the Opposition Division issued a decision indicating that the Company's patent was maintained with narrowed claims that differ from the claims as originally granted. These narrowed claims cover the TRX518 antibody and uses of the TRX518 antibody in methods of inducing or enhancing an immune response in a subject. The Company has filed an appeal of the decision of the Opposition Division seeking to obtain broader claims that more closely reflect the claims as granted in the patent. The EPO Board of Appeal has issued a Summons to Oral Proceedings setting a date of March 31, 2020 for the appeal hearing.

        In 2016, a patent covering the use of the TRX518 antibody in combination with a chemotherapeutic agent for treating cancer was granted to the Company by the EPO. In March 2017, notices of opposition to this patent were filed at the EPO by ten different entities, including several major pharmaceutical companies. Oral proceedings at the EPO took place on December 4 and 5, 2018. At the conclusion of the oral proceedings, the Opposition Division decided that the patent should be revoked in its entirety on the ground that the claims as granted contained added matter. Subsequently, the Opposition Division issued an interlocutory decision restating its conclusion that the claims as granted contain added matter and revoking the patent. The Company has filed an appeal of the decision of the Opposition Division seeking to obtain a reversal of the Opposition Division's decision

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

11. Commitments and Contingencies (Continued)

on added matter. A statement of our grounds of appeal was filed on May 31, 2019. The EPO Board of Appeal has not yet scheduled a date for the appeal hearing.

        Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2019 and 2018.

12. Defined Contribution Plan

        The Company has a 401(k) defined contribution plan (the "401(k) Plan") for substantially all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits.

        The Company makes matching employee contributions in cash to the 401(k) Plan at a rate of 100% of the first 3% of earnings contributed and 50% of the next 2% of earnings contributed. Employees participating in the 401(k) Plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of $170 and $148 for the years ended December 31, 2019 and 2018, respectively.

13. Related Party Transactions

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

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

14. Subsequent Events

BeiGene Exclusive Option and License Agreement

        On January 3, 2020, the Company entered into a Exclusive Option and License Agreement with BeiGene for the clinical development and commercialization of DKN-01, the Company's anti-Dickkopf-1 (DKK1) antibody, in Asia (excluding Japan), Australia, and New Zealand. The Company will retain exclusive rights for the development, manufacturing, and commercialization of DKN-01 for the rest of the world.

        Pursuant to the Exclusive Option and License Agreement, the Company received an upfront cash payment of $3,000 from BeiGene in exchange for granting BeiGene an option to an exclusive license to develop and commercialize DKN-01 in Asia (excluding Japan), Australia, and New Zealand, and will be eligible to receive an additional payment upon BeiGene's exercise of the option following initial proof-of-concept studies. Additionally, the Company is eligible to receive additional payments based upon the achievement of certain development, regulatory, and sales milestones as well as tiered royalties on any product sales of DKN-01 in the licensed territory.

Private Placement—January 2020

        On January 3, 2020, the Company entered into a Securities Purchase Agreement with the Purchasers, providing for a private placement transaction exempt from the Securities Act, pursuant to which the Company issued and sold 1,421,801 shares of its Series A Preferred Stock, at a purchase price of $10.54 per share, and 1,137,442 shares of its Series B Preferred Stock at a purchase price of $10.55 per share, and one (1) share of the Company's Special Voting Stock entitling the Purchaser of Series A Preferred Stock to elect one member of the Company's Board of Directors for aggregate net proceeds to the Company of approximately $25,300. On March 5, 2020, the Company's stockholders approved the conversion of the Series A preferred stock into a pre-funded warrant to purchase 14,413,902 shares of common stock and the conversion of the Series B preferred stock into 11,531,133 shares of common stock. Each investor also received a warrant to purchase an equal number of shares at an exercise price of $2.11 per share.

Warrants

        Subsequent to December 31, 2019, there were 65,700 warrants exercised for cash resulting in gross proceeds to the Company of $128.

Stock option grants

        On March 2, 2020, the Company made a stock option grant to its directors and employees to purchase 765,000 shares of common stock, pursuant to the Company's 2016 Plan, at an exercise price of $2.94 per share. Each option grant to directors will vest quarterly over a one year period and each option grant to employees will vest in equal monthly installments over a three year period.