Form 10-Q
period 2020-03-31
LEAP THERAPEUTICS, INC.
filed 2020-05-14
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 12, 2020 there were 35,799,488 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” or the negative of such terms or any other comparable terminology. Forward-looking statements appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, that the initiation, conduct, and completion of clinical trials, laboratory operations, manufacturing campaigns, and other studies may be delayed, adversely affected, or impacted by COVID-19 related issues; our ability and plan to develop and commercialize DKN-01; status, timing and results of preclinical studies and clinical trials; the potential benefits of DKN-01; the timing of our development programs and seeking regulatory approval of DKN-01; our ability to obtain and maintain regulatory approval; our estimates of expenses and future revenues and profitability; our estimates regarding our capital requirements and our needs for additional financing; our estimates of the size of the potential markets for DKN-01; the benefits to be derived from our agreement with BeiGene, Ltd. (“BeiGene”) or any other collaborations, license agreements, or other acquisition efforts, including those relating to the development and commercialization of DKN-01; sources of revenues and anticipated revenues, including contributions from our agreement with BeiGene or any other collaborations or license agreements for the development and commercialization of products; our ability to create an effective sales and marketing infrastructure if we elect to market and sell DKN-01 directly; the rate and degree of market acceptance of DKN-01; the timing and amount of reimbursement for DKN-01; the success of other competing therapies that may become available; the manufacturing capacity for DKN-01; our intellectual property position; our ability to maintain and protect our intellectual property rights; our results of operations, financial condition, liquidity, prospects, growth and strategies; the industry in which we operate; and the trends that may affect the industry or us.

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

You should refer to Part II, Item 1A, Risk Factors in this Quarterly Report and Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on March 16, 2020 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and, except to the extent required by applicable law, we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,465	$3,891
Research and development incentive receivable	247	185
Prepaid expenses and other current assets	272	165
Total current assets	25,984	4,241

Property and equipment, net	114	124
Right of use assets, net	835	1,026
Deferred tax assets	112	127
Deferred costs	623	831
Deposits	1,074	1,099
Total assets	$28,742	$7,448
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$4,933	$4,571
Accrued expenses	2,387	3,441
Deferred revenue - current portion	1,500	-
Lease liability - current portion	379	474
Total current liabilities	9,199	8,486

Non current liabilities:
Restricted stock liability	-	159
Deferred revenue, net of current portion	1,125	-
Lease liability, net of current portion	454	552
Total liabilities	10,778	9,197

Stockholders' equity (deficiency):
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,799,488 and 24,194,877 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	36	24
Additional paid-in capital	219,642	193,319
Accumulated other comprehensive income	988	76
Accumulated deficit	(202,702)	(195,168)
Total stockholders’ equity (deficiency)	17,964	(1,749)
Total liabilities and stockholders' equity (deficiency)	$28,742	$7,448

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
License revenue	$375	$-
Operating expenses:
Research and development	4,603	6,790
General and administrative	2,153	2,005
Total operating expenses	6,756	8,795
Loss from operations	(6,381)	(8,795)
Interest income	68	82
Interest expense	(12)	(7)
Australian research and development incentives	85	75
Foreign currency gains (loss)	(991)	42
Net loss	(7,231)	(8,603)
Dividend attributable to down round feature of warrants	(303)	(359)
Dividend attributable to Series A & B convertible preferred stock	(372)	-
Series A & B convertible preferred stock - beneficial conversion feature	(9,399)	-
Net loss attributable to common stockholders	$(17,305)	$(8,962)

Net loss per share
Basic	$(0.55)	$(0.47)
Diluted	$(0.55)	$(0.47)

Weighted average common shares outstanding
Basic	31,632,213	19,237,444
Diluted	31,632,213	19,237,444

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(7,231)	$(8,603)

Other comprehensive income (loss):
Foreign currency translation adjustments	912	(24)
Comprehensive loss	$(6,319)	$(8,627)

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020 and 2019

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	14,703,159	15	$162,393	$302	$(153,535)	$9,175

Issuance of common stock in connection with February 2019 Public Offering, net of issuance costs of $1,102	7,557,142	7	12,114	-	-	12,121
Reclassification of 2017 warrants from liability to equity	-	-	11,822	-	(8,374)	3,448
Dividend attributable to the down round feature of 2017 Warrants	-	-	359	-	(359)	-
Foreign currency translation adjustment	-	-	-	(24)	-	(24)
Stock-based compensation	-	-	947	-	-	947
Net loss	-	-	-	-	(8,603)	(8,603)
Balances at March 31, 2019	22,260,301	22	$187,635	$278	$(170,871)	$17,064

								Accumulated
	Series A		Series B				Additional	Other		Total
	Convertible Preferred Stock,		Convertible Preferred Stock,		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficiency)
Balances at December 31, 2019	-	$-	-	$-	24,194,877	24	$193,319	$76	$(195,168)	$(1,749)

Issuance of Series A & B Convertible Preferred Stock, net of underwriting discounts	1,421,801	14,062	1,137,442	11,260	-	-	-	-	-	-
Series A & B Convertible Preferred Stock discount - benefical conversion feature	-	(5,226)	-	(4,173)	-	-	9,399	-	-	9,399
Series A & B Convertible Preferred Stock accrued dividends	-	207	-	165	-	-	(372)	-	-	(372)
Conversion of Series A & B Convertible Preferred Stock dividends to prefunded warrants and common stock	-	(207)	-	(165)	-	-	372	-	-	372
Conversion of Series A Convertible Preferred Stock to prefunded warrants	(1,421,801)	(8,836)	-	-	-	-	8,836	-	-	8,836
Conversion of Series B Convertible Preferred Stock to common stock	-	-	(1,137,442)	(7,087)	11,531,133	12	7,076	-	-	7,088
Issuance of common stock upon exercise of stock options	-	-	-	-	7,778	-	11	-	-	11
Issuance of common stock upon exercise of warrants	-	-	-	-	65,700	-	128	-	-	128
Dividend attributable to the down round feature of 2017 Warrants	-	-	-	-	-	-	303	-	(303)	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	912	-	912
Stock-based compensation	-	-	-	-	-	-	570	-	-	570
Net loss	-	-	-	-	-	-	-	-	(7,231)	(7,231)
Balances at March 31, 2020	-	$-	-	$-	35,799,488	36	$219,642	$988	$(202,702)	$17,964

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,231)	$(8,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10	12
Amortization of contract asset	34	-
Amortization on right-of-use asset	191	177
Stock-based compensation expense	570	947
Foreign currency loss	991	-
Change in fair value of restricted stock liability	(159)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	362	43
Research and development incentive receivable	(86)	(75)
Contract acquisition costs	(270)	-
Accounts payable and accrued expenses	(770)	780
Deferred revenue	2,625	-
Lease liability	(193)	(149)
Net cash used in operating activities	(3,926)	(6,868)

Cash flows from financing activities:
Proceeds from the issuance of Series A convertible preferred stock	14,986	-
Proceeds from the issuance of Series B convertible preferred stock	12,000	-
Proceeds from issuance of common stock	-	12,331
Proceeds from the exercise of common stock warrants	128	-
Proceeds from the exercise of stock options	11	-
Payment of deferred offering costs	(1,520)	(9)
Net cash provided by financing activities	25,605	12,322

Effect of exchange rate changes on cash and cash equivalents	(105)	(29)
Net increase in cash and cash equivalents	21,574	5,425
Cash and cash equivalents at beginning of period	3,891	16,284
Cash and cash equivalents at end of period	$25,465	$21,709

Supplemental disclosure of non-cash financing activities:
Reclassification of 2017 Warrants from liability to equity	$-	$3,448
Dividend attributable to down round feature of warrants	$303	$359
Offering costs included in accounts payable and accrued expenses	$144	$213
Right-of-use asset recorded upon adoption of ASU 2016-02	$-	$1,755
Lease liability recorded upon adoption of ASU 2016-02	$-	$1,720
Accrued rent reclassified upon adoption of ASU 2016-02	$-	$35
Conversion of Series A convertible preferred stock to prefunded warrants	$8,836	$-
Conversion of Series B convertible preferred stock to common stock	$7,087	$-
Beneficial conversion feature from Series A convertible preferred stock	$5,226	$-
Beneficial conversion feature from Series B convertible preferred stock	$4,173	$-

See notes to condensed consolidated financial statements.

Leap Therapeutics, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

1. Nature of Business, Basis of Presentation and Liquidity

Nature of Business

Leap Therapeutics, Inc. was incorporated in the state of Delaware on January 3, 2011. During 2015, HealthCare Pharmaceuticals Pty Ltd. (“HCP Australia”) was formed and is a wholly owned subsidiary of the Company.

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of March 31, 2020, statements of operations and statements of comprehensive loss for the three months ended March 31, 2020 and 2019 and statements of cash flows for the three months ended March 31, 2020 and 2019.  Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

Liquidity

Since inception, the Company has been engaged in organizational activities, including raising capital, and research and development activities. The Company does not yet have a product that has been approved by the Food and Drug Administration (the “FDA”), has not generated any product sales revenues and has not yet achieved profitable operations, nor has it ever generated positive cash flows from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approval, and, ultimately, the market acceptance of the Company’s products.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2020, the Company had cash and cash equivalents of $25,465. Additionally, the Company had an accumulated deficit of $202,702 at March 31, 2020, and during the three months ended March 31, 2020, the Company incurred a net loss of $7,231. The Company expects to continue to generate operating losses for the foreseeable future.

The Company believes that its cash and cash equivalents of $25,465 as of March 31, 2020, will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these financial statements. In November 2019, the Company suspended enrollment of its TRX518 clinical trials and deprioritized further development.

In addition, the Company will seek additional funding through public or private equity financings and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies, such as the agreement with BeiGene. If the Company does not obtain additional funding or development program cost-sharing, or exceeds its current spending forecasts or fails to receive the research and development tax incentive payment, the Company has the ability and would be forced to: delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and/or delay company and pipeline expansion, any of which would adversely affect its business prospects. The inability to obtain funding, as and when needed, would have a negative impact on the Company's financial condition and ability to pursue its business strategies.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed.  The percentage was 43.5% for the year ended December 31, 2019 and for the three months ended March 31, 2020.

The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of $247 and $185 as of March 31, 2020 and December 31, 2019, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $85 and $75 for the three months ended March 31, 2020 and 2019, respectively.

The following table shows the change in the research and development incentive receivable from December 31, 2018 to March 31, 2020 (in thousands):

Balance at December 31, 2018	$836
Australian research and development incentive income, net	132
Cash received for 2018 eligible expenses	(757)
Foreign currency translation	(26)
Balance at December 31, 2019	185
Australian research and development incentive income, net	85
Foreign currency translation	(23)
Balance at March 31, 2020	$247

Foreign Currency Translation

The financial statements of the Company’s Australian subsidiary are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated into U.S. dollars at an exchange rate as of the consolidated balance sheet date. Equity is translated at historical exchange rates. Revenues and expenses are translated into U.S. dollars at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses are included in the results of operations.

Deferred Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders' equity (deficiency) as a reduction of additional paid-in capital generated as a result of the offering.

The Company also capitalizes certain contract acquisition costs. During the three months ended March 31, 2020, the Company incurred contract acquisition costs which were capitalized under ASC 340-40 as incremental costs of obtaining the contract with BeiGene. This cost is amortized on a straight-line basis over the performance period of the research and development services.

As of March 31, 2020 and December 31, 2019 there was $623 and $831, respectively, of deferred costs.

Deposits

As of March 31, 2020 and December 31, 2019, $1,074 and $1,099, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized, were recorded in the condensed consolidated balance sheets.

Warrants

On January 1, 2019, the Company adopted ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common stockholders in basic EPS.

The Company concluded that the common stock warrants (the “2017 Warrants”) issued in connection with the private placement of common stock completed in November 2017 (the “November 2017 Private Placement”), qualify for equity classification.  The adoption guidance of ASU 2017-11 provides for a modified retrospective adoption.  The Company applied the guidance retrospectively to the 2017 Warrants by means of a cumulative-effect adjustment to its statement of financial position as of the beginning of the interim and annual period beginning January 1, 2019.  The Company performed a final remeasurement of the warrant liability as of January 1, 2019 and reclassified $3,448 from warrant liability to equity.

The Company will recognize on a prospective basis the value of the effect of the down round feature in the 2017 Warrants when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic EPS calculation. In connection with the public offering, completed in February 2019 (the “2019 Public Offering”), when the 2017 Warrants were repriced from $6.085 to $1.75 as a result of a down round, the Company recorded a dividend of $359 during the three months ended March 31, 2019. In connection with the January 2020 Private Placement, when the 2017 Warrants were repriced from $1.75 to $1.055 as a result of a down round, the Company recorded a dividend of $303 during the three months ended March 31, 2020.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. There were no transfers within the hierarchy during the three months ended March 31, 2020 or the year ended December 31, 2019.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
March 31, 2020
Assets:
Cash equivalents	$25,465	$25,465	$-	$-
Total assets	$25,465	$25,465	$-	$-

December 31, 2019
Assets:
Cash equivalents	$3,891	$3,891	$-	$-
Total assets	$3,891	$3,891	$-	$-

Cash equivalents of $25,465 and $3,891 as of March 31, 2020 and December 31, 2019, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

The carrying value of the research and development incentive receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these assets and liabilities.

Leases

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, Leases, or ASU 2016-02, to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted ASU 2016-02 on January 1, 2019, or the effective date, and used the effective date as its date of initial application.

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

Revenue Recognition

The Company records revenue in accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue

From Contracts with Customers. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

License revenue. The Company’s performance obligations under its license agreements may include providing intellectual property licenses, performing technology transfer, performing research and development consulting services and notifying the customer of any enhancements to licensed technology or new technology that it discovers, among others. The Company determined that its performance obligations under its license agreements as evaluated at contract inception were not distinct and represented a single performance obligation. For these agreements, revenue is recognized using a proportional performance model, representing the transfer of goods or services as activities are performed over the term of the agreement. Upfront payments are also amortized to revenue on a straight-line basis over the performance period. Upfront payment contract liabilities resulting from the Company’s license agreements do not represent a financing component as the payment is not financing the transfer of goods or services, and the technology underlying the licenses granted reflects research and development expenses already incurred by the Company. When no performance obligations are required of the Company, or following the completion of the performance obligation period, such amounts are recognized upon transfer of control of the goods or services to the customer. Generally, all amounts received or due other than sales-based milestones and royalties are classified as license revenues. Sales-based milestones and royalties under the Company’s license agreements will be recognized as royalty revenue in the period the related sale occurred. The Company generally invoices its licensees upon the completion of the effort or achievement of a milestone, based on the terms of each agreement. Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods as performance obligations are satisfied. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.

Research and Development Services. The promises under the Company’s license agreements may include research and development services to be performed by the Company on behalf of the customer. Payments or reimbursements resulting from the Company’s research and development efforts are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts. Reimbursements from and payments to the customer that are the result of a collaborative relationship with a partner, instead of a customer relationship, such as co-development activities, are recorded as a reduction to research and development expense.

Customer Options. If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options that are not determined to be material rights are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised.

Milestone Payments. At the inception of each arrangement that includes research or development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties. For arrangements that include sales-based royalties, including milestone payments upon first commercial sales and milestone payments based on a level of sales, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. Amounts that are owed to collaboration partners are recognized as an offset to collaboration revenues as such amounts are incurred by the collaboration partner. Where amounts owed to a collaboration partner exceed the Company’s collaboration revenues in each quarterly period, such amounts are classified as research and development expense. For those elements of the arrangement that are accounted for pursuant to ASC 606, the Company applies the five-step model described above under ASC 606.

See footnote 3 for a complete discussion of the revenue recognition for the Company’s license agreement.

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

Warrant Liability

In connection with entering into the November 2017 Private Placement, the Company issued the 2017 Warrants with each share of common stock sold in the November 2017 Private Placement. The Company classified the 2017 Warrants as a liability on its consolidated balance sheet prior to January 1, 2019, because each warrant represented a freestanding financial instrument that is not indexed to the Company’s own shares. The warrant liability was initially recorded at fair value upon entering into the November 2017 Private Placement agreement and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as gains (losses) in the condensed consolidated statements of operations through the year ended December 31, 2018.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB, and are early adopted by the Company or adopted as of the specified effective date.

In November 2018, the FASB issued “ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606.” The objective of the standard is to clarify the interaction between ASC Topic 808--Collaborative Arrangements and ASC Topic 606--Revenue from Contracts with Customers. Currently, ASC Topic 808 does not provide comprehensive recognition or measurement guidance for collaborative arrangements, and the accounting for those arrangements is often based on an analogy to other accounting literature or an accounting policy election. Similarly, aspects of ASC Topic 606 have resulted in uncertainty in practice about the effect of the revenue standard on the accounting for collaborative arrangements. The standard became effective for us beginning on January 1, 2020 and the adoption of this ASU did not have a material impact on our financial condition, results of operations, cash flows, and financial statement disclosures.

3. BeiGene Exclusive Option and License Agreement

Terms of Agreement

On January 3, 2020, the Company entered into an exclusive option and license agreement (the “BeiGene Agreement”) with BeiGene, Ltd. (“BeiGene”) for the clinical development and commercialization of DKN-01, in Asia (excluding Japan), Australia, and New Zealand. The Company retains exclusive rights for the development, manufacturing, and commercialization of DKN-01 for the rest of the world.

Pursuant to the BeiGene Agreement, the Company received an upfront cash payment of $3,000 from BeiGene in exchange for granting BeiGene an option to an exclusive license to develop and commercialize DKN-01 in Asia (excluding Japan), Australia, and New Zealand. The Company is eligible to receive up to $132,000 in future option exercise and milestone payments, based upon the achievement of certain development, regulatory, and sales milestones, as well as tiered royalties on any product sales of DKN-01 in the licensed territory.

The Company is responsible for conducing development activities prior to the exercise of the option. After the option is exercised, BeiGene is solely responsible for development and commercialization activities of DKN-01 in the territory. The BeiGene Agreement continues in effect until the earlier of: (i) 120 days after the end of the option period, if BeiGene has not exercised the option by such date; and (ii) on a country-by country and Licensed Product-by-Licensed Product (as defined in the BeiGene Agreement) basis, the expiration of the Royalty Term (as defined in the BeiGene Agreement) applicable to such licensed product in such country. At any time, BeiGene may terminate the agreement by providing at least 60 days written notice of termination to the Company. Upon termination of the License Agreement, all rights granted by the Company to BeiGene terminate.

Revenue Recognition

The Company evaluated the BeiGene Agreement to determine whether it is a collaborative arrangement for purposes of ASC 808. The Company concluded that because both parties were active participants and were exposed to the risks and rewards of the BeiGene Agreement, that such activities are under the scope of ASC 808. The Company concluded that BeiGene was a customer with regard to the combined license and research & development activities and as such the contract should be evaluated under ASC 606.

In determining the appropriate amount of revenue to be recognized under ASC 606 as the Company fulfills its obligations under the Agreement, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including any constraints on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognizes revenue when (or as) the Company satisfies each performance obligation.

The Company identified the following material promises under the BeiGene Agreement: (1) option to an exclusive license to develop and commercialize DKN-01 in Asia (excluding Japan), Australia, and New Zealand, (2) participation in a joint development committee, (3) technology transfer services and (4) pre-option research and development services. The Company determined that the option to an exclusive license in the territory did not represent a material right. Additionally, the Company determined that the participation in the joint development committee, research and development services and technology transfer services were not distinct from each other, as each has limited value without the other. As such, for the purposes of ASC 606, the Company determined that these four material promises, described above, should be combined into a single performance obligation.

The Company determined the transaction price is equal to the up-front fee of $3,000. The transaction price was fully allocated to the single performance obligation and is recognized as revenue on a straight-line basis over the performance period of the research and development services. During the three months ended March 31, 2020, the Company recognized $375 of license revenue related to the up-front fee received from BeiGene. The Company did not have any such license revenue during the three months ended March 31, 2019.

Cost of contract acquisition

The Company incurred contract acquisition costs of $270 which were capitalized under ASC 340-40 as incremental costs of obtaining the contract with BeiGene. This cost is amortized on a straight-line basis over the performance period of the research and development services. The total amount of amortization expense in the period is $34 and the closing balance recorded in deferred costs as of March 31, 2020 was $236.

Royalties

As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three months ended March 31, 2020.

The following table presents a summary of the activity in the Company's contract liabilities, related to the upfront cash payment received of $3,000, during the three months ended March 31, 2020 (in thousands):

	Balance at			Balance at
	January 1, 2020	Additions	Deductions	March 31, 2020
Contract liabilities
Deferred revenue - current	$-	$1,875	$(375)	$1,500
Deferred revenue - non current	-	1,125	-	1,125
Total contract liabilities	$-	$3,000	$(375)	$2,625

4. Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2020	2019
Clinical trials	$1,421	$1,828
Professional fees	270	609
Payroll and related expenses	696	1,004
Accrued expenses	$2,387	$3,441

5. Leases

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

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the remaining lease term at the date of adoption. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has existing net leases in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. On January 1, 2019, the Company recorded a right-of-use asset of $1,755 and a lease liability of $1,720 on its consolidated balance sheets and reclassified a rent liability against the right-of-use asset of $35. As of March 31, 2020, a right-of-use asset of $835 and lease liability of $833 are reflected on the consolidated balance sheets. The Company recorded rent expense of $198 and $209, respectively, during the three months ended March 31, 2020 and 2019.

Future lease payments under non-cancelable operating leases as of March 31, 2020 are detailed as follows:

Future Operating Lease Payments
2020	$321
2021	434
2022	146
Total Lease Payments	901
Less: imputed interest	(68)
Total operating lease liabilities	$833

6. Warrants

As of March 31, 2020, outstanding warrants to purchase common stock, all of which are classified as equity warrants, consisted of the following:

March 31, 2020
Date Exercisable	Number of Shares Issuable	Exercise Price	Classification
1/23/2017	54,516	$0.01	Equity
11/14/2017	2,758,094	$1.055	Equity
2/5/2019	7,491,442	$1.95	Equity
3/5/2020	14,413,902	$0.001	Equity
3/5/2020	25,945,035	$2.11	Equity
	50,662,989

2017 Warrants

The 2017 Warrants contain full ratchet anti-dilution protection provisions. Prior to January 1, 2019, the Company classified the 2017 Warrants as a liability on its consolidated balance sheet because each warrant represented a freestanding financial instrument that, due to the potential variable nature of the exercise price, is not considered to be indexed to the Company’s own shares. The warrant liability was initially recorded at fair value upon entering into the November 2017 Private Placement and has been subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as gains (losses) in the Company’s consolidated statement of operations.

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

The Company will recognize on a prospective basis the value of the effect of the down round feature in the warrant when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic EPS calculation.  In connection with the 2019 Public Offering, when the 2017 Warrants were repriced from $6.085 to $1.75, the Company recorded a dividend of $359 during the three months ended March 31, 2019. In connection with the January 2020 Private Placement, when the 2017 Warrants were repriced from $1.75 to $1.055, the Company recorded a dividend of $303 during the three months ended March 31, 2020.

2019 Warrants

On February 5, 2019, in connection with the 2019 Public Offering, the Company issued immediately exercisable warrants (the “2019 Warrants”) to purchase 7,557,142 shares of common stock to investors. The 2019 Warrants have an exercise price of $1.95 per share and expire on February 5, 2026.  The 2019 Warrants qualify for equity classification.

During the three months ended March 31, 2020, 65,700 warrants were exercised for cash resulting in gross proceeds to the Company of $128.

2020 Warrants

On January 3, 2020, the Company entered into a Securities Purchase Agreement with investors, providing for a private placement transaction exempt from the Securities Act of 1933, as amended, pursuant to which the Company issued and sold 1,421,801 shares of its Series A Preferred Stock, at a purchase price of $10.54 per share, and 1,137,442 shares of its Series B Preferred Stock at a purchase price of $10.55 per share, and one (1) share of the Company's Special Voting Stock entitling the purchaser of Series A Preferred Stock to elect one member of the Company's board of directors.

On March 5, 2020, the Company's stockholders approved the conversion of the Series A Preferred Stock into a pre-funded warrant to purchase 14,413,902 shares of common stock at an exercise price of $0.001 (the “2020 Pre-funded Warrants”) and the conversion of the Series B Preferred Stock into 11,531,133 shares of common stock. Each investor also received a warrant to purchase an equal number of shares of common stock at an exercise price of $2.11 per share (the “Coverage Warrants”). The 2020 Pre-funded Warrants and the Coverage Warrants expire on March 5, 2027 and qualify for equity classification.

7. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through March 31, 2020, no dividends have been declared.

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

Issuance of Common Stock under Distribution Agreement

On September 7, 2018, the Company filed a Prospectus Supplement to register the offer and sale of shares of common stock having an aggregate offering price of up to $30,000 pursuant to the terms of a distribution agreement, or the Distribution Agreement, with Raymond James & Associates, Inc.  During the year ended December 31, 2019, the Company issued 1,033,147 shares under the Distribution Agreement, for net proceeds of $1,923. During the three months ended March 31, 2020, the Company did not issue any shares under the Distribution Agreement.

Lincoln Park Purchase Agreements

On July 10, 2019, the Company entered into a Commitment Purchase Agreement and a Registration Rights Agreement with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park up to $20,000 in shares of its common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. As consideration for Lincoln Park’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to Lincoln Park 330,000 shares of common stock. The Company did not receive any cash proceeds from the issuance of such shares. During the three months ended March 31, 2020, the Company did not issue any shares under the Commitment Purchase Agreement Agreement.

On July 11, 2019, the Company entered into a Registered Offering Purchase Agreement and together with the Commitment Purchase Agreement, under which the Company agreed to sell to Lincoln Park, and Lincoln Park agreed to purchase 571,429 shares of common stock, at a price of $1.75 per share for an aggregate purchase price of $1,000, pursuant to the Company’s effective shelf Registration Statement on Form S-3, including the prospectus supplement thereto dated July 11, 2019.

January 2020 Private Placement

On January 3, 2020, the Company issued and sold 1,421,801 shares of its Series A Preferred Stock at a purchase price of $10.54 per share, and 1,137,442 shares of its Series B Preferred Stock at a purchase price of $10.55 per share, and one (1) share of its Special Voting Stock, entitling the purchaser of Series A Preferred Stock to elect one member of the Company’s board of directors, for aggregate net proceeds to the Company of approximately $25,322.

On March 5, 2020, the Company’s stockholders approved the conversion of the Series A Preferred Stock into a pre-funded warrant to purchase 14,413,902 shares of common stock at an exercise price of $0.001 per share and the conversion of the Series B Preferred Stock into 11,531,133 shares of its common stock, par value $0.001 per share. Each investor also received the Coverage Warrants to purchase an equal number of shares at an exercise price of $2.11 per share.

In connection with the January 2020 Private Placement, Series A Preferred Stock holders and Series B Preferred Stock holders were entitled to cash dividends at fixed cumulative percentage of 8% per annum plus any dividends declared on outstanding common stock on an as-converted basis, effective on the issuance date of the Series A Preferred Stock and Series B Preferred Stock. The cash dividends were converted to shares of common stock upon the conversion of the Series A Preferred Stock to pre-funded warrants and Series B Preferred Stock to common stock. During the three months ended March 31, 2020, the Company recorded $372 of Series A Preferred Stock and Series B Preferred Stock dividends, which qualify as cumulative dividends, and in the calculation of EPS are subtracted from net income in arriving at income attributable to common stockholders.

The Company determined that the embedded conversion features of the Series A Preferred Stock and Series B Preferred Stock to receive the Coverage Warrants both met the definition a beneficial conversion feature and should be accounted for separately as a derivative. The recognition of the beneficial conversion feature occurred upon the conversion of the Series A Preferred Stock into pre-funded warrants and Series B Preferred Stock into common stock and the issuance of the Coverage Warrants. The Company measured the beneficial conversion features’ intrinsic values on January 3, 2020 and determined that the beneficial conversion features were valued at $5,226 for Series A and $4,173 for Series B, respectively. Upon conversion, the discount originated by the beneficial conversion option, at its intrinsic value for Series A Preferred Stock and Series B Preferred Stock, was immediately recognized as a dividend. The dividend is reflected as an adjustment to basic and diluted net loss per share attributable to common stockholders.

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

On January 20, 2017, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”).  Beginning on January 1, 2018, the number of shares of common stock authorized for issuance pursuant to the 2016 Plan was increased each January 1 by an amount equal to four percent (4%) of the Company’s outstanding common stock as of the end of the immediately preceding calendar year or such other amount as determined by the compensation committee of the Company’s board of directors. In 2019, the board of directors and the stockholders approved and authorized an additional 3,000,000 shares of Common Stock to be added to the shares authorized for issuance under the 2016 Plan.

As of March 31, 2020, there were 1,760,288 shares available for grant under the Company’s equity incentive plans.

A summary of stock option activity under the Equity Plans is as follows:

		Weighted Average Exercise Price	Weighted Average Remaining	Aggregate Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2019	4,024,566	$7.48	7.98	$2
Granted	1,265,000	$2.34
Exercised	(7,778)	$1.39
Forfeited	(190,579)	$6.87
Outstanding at March 31, 2020	5,091,209	$6.23	8.16	$299

Options exercisable at March 31, 2020	2,567,661	$9.79	6.98	$61
Options vested and expected to vest at March 31, 2020	5,091,209	$6.23	8.16	$299

The grant date fair value of the options granted during the year ended December 31, 2019 and the three months ended March 31, 2020, was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of comparable public companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the year ended December 31, 2019 and the three months ended March 31, 2020 were as follows, presented on a weighted average basis:

	Three Months	Year Ended
	Ended March 31,	December 31,
	2019	2018
Expected volatility	66.94%	66.94%
Weighted average risk-free interest rate	0.00%	0.00%
Expected dividend yield	0.89%	2.07%
Expected term (in years)	6.81	6.77

Stock options generally vest over a three or four year period, as determined by the compensation committee of the board of directors at the time of grant. The options expire ten years from the grant date. As of March 31, 2020, there was approximately $4,090 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.33 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2020	2019
Research and development	$189	$176
General and administrative	368	771
Total	$557	$947

Restricted Stock Units

During the year ended December 31, 2019, the Company issued 181,000 restricted stock units (“RSUs”) to employees under the 2016 Plan. Upon vesting of the RSUs, the Company has the option to settle the award by either issuing shares of the Company's common stock or paying an amount of cash equal to the fair value of the Company's common stock on the settlement date. In October 2019 and January 2020, the Company cash settled 90,500 and 90,500 RSUs, respectively.

During the three months ended March 31, 2020, the Company granted 660,606 RSUs to an executive officer that will cliff vest and will be settled after three years of continuous service, or upon a change of control of the Company, whichever is earlier, pursuant to the 2016 Plan. During the three months ended March 31, 2020, the Company recognized $13 of stock based compensation expense related to RSUs. The Company did not recognize any stock based compensation expense related to RSUs during the three months ended March 31, 2019.

The following table presents a summary of outstanding RSUs under the 2016 Plan as of March 31, 2020:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2019	90,500	$1.74
Awarded	660,606	$1.42
Settled in cash	(90,500)	$1.74
Outstanding at March 31, 2020	660,606	$1.42

As of March 31, 2020, there were 660,606 shares outstanding covered by RSUs that are expected to vest. The weighted average grant date fair value of these shares of restricted stock was $1.42 per share and the aggregate grant date fair value of these shares of restricted stock was approximately $932. As of March 31, 2020, there was approximately $919 of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 2.96 years.

9. Net Loss Per Share

Basic and diluted net loss per share for the three months ended March 31, 2020 and 2019 was calculated as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(7,231)	$(8,603)
Dividend attributable to down round feature of warrants	(303)	(359)
Dividend attributable to Series A & B convertible preferred stock	(372)	-
Series A & B convertible preferred stock - beneficial conversion feature	(9,399)	-
Net loss attributable to common stockholders for basic and diluted loss per share	$(17,305)	$(8,962)

Denominator:
Weighted average number of common shares outstanding - basic and diluted	31,632,213	19,237,444

Net loss per share attributable to common stockholders - basic and diluted	$(0.55)	$(0.47)

Included within weighted average common shares outstanding are common shares issuable upon the exercise of the pre-funded warrants as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2020 and 2019, as the effect would be to reduce the net loss per share.  The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Restricted stock units to purchase common stock	660,606	-
Options to purchase common stock	5,091,209	2,905,334
Warrants to purchase common stock	36,249,087	10,369,752
	42,000,902	13,275,086

10. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of March 31, 2020, there were no noncancelable commitments under these agreements.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”) to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. The Company previously issued 9,000,000 shares of Series A Preferred Stock to Lilly in consideration for the grant of the license. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through March 31, 2020.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through March 31, 2020.

Legal Proceedings—At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings.

A patent covering the TRX518 antibody and its uses in methods of inducing or enhancing an immune response in a subject was granted in 2013 to the Company by the European Patent Office (EPO). Three notices of opposition to this patent were filed: two by major pharmaceutical companies and a third by an individual, possibly on behalf of a major pharmaceutical company. At the conclusion of the opposition proceedings before the Opposition Division of the EPO, the Opposition Division issued a decision indicating that the Company’s patent was maintained with modified claims that differ from the claims as originally granted. These narrowed claims cover the TRX518 antibody and uses of the TRX518 antibody in methods of inducing or enhancing an immune response in a subject. The Company has filed an appeal of the decision of the Opposition Division seeking to obtain broader claims that more closely reflect the claims as granted in the patent. The EPO Board of Appeal has scheduled a date for the appeal hearing in September 2020.

In 2016, a patent covering the use of the TRX518 antibody in combination with a chemotherapeutic agent for treating cancer was granted to the Company by the EPO. In March 2017, notices of opposition to this patent were filed at the EPO by ten different entities, including several major pharmaceutical companies. Oral proceedings at the EPO took place on December 4 and 5, 2018. At the conclusion of the oral proceedings, the Opposition Division decided that the patent should be revoked in its entirety on the ground that the claims as granted contained added matter. Subsequently, the Opposition Division issued an interlocutory decision restating its conclusion that the claims as granted contained added matter and revoking the patent. The Company has filed an appeal of the decision of the Opposition Division seeking to obtain a reversal of the Opposition Division’s decision on added matter. The EPO Board of Appeal has not yet scheduled the appeal hearing.

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2020 or December 31, 2019.

11. Related Party Transactions

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

January 2020 - Private Placement

In January 2020, the Company issued and sold 1,421,801 shares of its Series A Preferred Stock, at a purchase price of $10.54 per share, and 1,137,442 shares of its Series B Preferred Stock, at a purchase price of $10.55 per share, and one (1) share of its Special Voting Stock entitling the purchaser of Series A Preferred Stock to elect one member of its board of directors for aggregate net proceeds to the Company of approximately $25,322.

On March 5, 2020, the Company’s stockholders approved the conversion of the Series A Preferred Stock into a pre-funded warrant to purchase 14,413,902 shares of common stock and the conversion of the Series B Preferred Stock into 11,531,133 shares of its common stock. Each investor also received the Coverage Warrants to purchase an equal number of shares at an exercise price of $2.11 per share. In the January 2020 Private Placement, (i) BeiGene received 4,804,637 shares of common stock and a warrant to purchase an equal number of shares of common stock and (ii) Perceptive Life Sciences Master Fund, Ltd. and its affiliates (“Perceptive”) received 6,726,496 shares of common stock and a warrant to purchase an equal number of shares of common stock. As a result of the January 2020 Private Placement, each of BeiGene and Perceptive became a greater than 5% holder of the Company, and, as a result, a “related party” as contemplated by Item 404 of Regulation S-K.

In connection with the January 2020 Private Placement, the Company entered into a registration rights agreement with each of BeiGene and Perceptive pursuant to which the Company agreed, following demand by either BeiGene or Perceptive, to file with the SEC a Registration Statement on Form S-3 covering the resale of the shares of common stock issued or issuable upon exercise of the above-referenced Coverage Warrants by BeiGene or Perceptive as promptly as reasonably practicable following such demand, and in any event within sixty days after such demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q, including the disclosures under Part II, Item IA “Risk Factors,” and our audited condensed consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission, or the SEC, on March 16, 2020. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and, unless otherwise indicated, amounts are presented in U.S. dollars.

Company Overview

We are a biopharmaceutical company developing novel therapies designed to treat patients with cancer by inhibiting fundamental tumor-promoting pathways and by harnessing the immune system to attack cancer cells. Our strategy is to identify, acquire, and develop molecules that will rapidly translate into high impact therapeutics that generate durable clinical benefit and enhanced patient outcomes. Our two clinical stage programs are:

•           DKN-01: A monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. DKK1 is a protein that regulates the Wnt signaling pathways and enables tumor cells to profilerate and spread, as well as suppresses the immune system from attacking the tumor. When DKN-01 binds to DKK1, an anti-tumor effect can be generated. DKN-01-based therapies have generated responses and clinical benefit in several patient populations. We are currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, hepatobiliary cancer, gynecologic cancers, or prostate cancer. In January 2020, we entered into an exclusive option and license agreement (the “BeiGene Agreement”) with BeiGene, Ltd., or BeiGene, which granted BeiGene the right to develop and commercialize DKN-01 in Asia (excluding Japan), Australia, and New Zealand.

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

Recent Developments

Since January 1, 2020, we have continued to make progress with the development of DKN-01 and our business development and financing strategy:

•      BEIGENE LICENSE AGREEMENT:  On January 3, 2020, we entered into the BeiGene Agreement for the clinical development and commercialization of DKN-01 in Asia (excluding Japan), Australia, and New Zealand. We retain exclusive rights for the development, manufacturing, and commercialization of DKN-01 for the rest of the world. We received an upfront cash payment of $3.0 million from BeiGene. Additionally, we are eligible to receive payments of up to $132.0 million based upon the exercise of the option and the achievement of certain development, regulatory, and sales milestones, as well as tiered royalties on any product sales of DKN-01 in the licensed territory.

•      $27M EQUITY FINANCING:  Simultaneous with the BeiGene Agreement, we also entered into a Securities Purchase Agreement pursuant to which we issued and sold to a lead investor 1,421,801 shares of our Series A Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock, (the “Series A Preferred Stock”), at a purchase price of $10.54 per share, and sold to BeiGene and Perceptive Advisors an aggregate of 1,137,442 shares of our Series B Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock, (the “Series B Preferred Stock”) at a purchase price of $10.55 per share, and one (1) share of our Special Voting Stock, entitling the purchaser of the Series A Preferred Stock to elect one member of our board of directors, and received aggregate gross proceeds of $27 million. On March 5, 2020, our stockholders approved the conversion of the Series A Preferred Stock into a pre-funded warrant to purchase 14,413,902 shares of common stock and the conversion of the Series B Preferred Stock into 11,531,133 shares of common stock. Each investor also received a warrant to purchase an equal number of shares at an exercise price of $2.11 per share.

•	DKN-01 IN GYNECOLOGIC CANCERS: We presented data from our study of DKN-01 as a monotherapy and in combination with paclitaxel in patients with relapsed/refractory epithelial endometrial cancer, epithelial ovarian cancer, or carcinosarcoma. As of the cut-off date of December 30, 2019, 105 heavily pretreated patients had been enrolled across the six groups of the study. Patients with endometrical cancer and carcinosarcoma had higher tumor DKK1 expression and a higher percentage of Wnt activating mutations than the ovarian cancer patients.

o	SINGLE AGENT ACTIVITY IN ENDOMETRIAL CANCER PATIENTS: Twenty-nine endometrial cancer patients were enrolled in the DKN-01 monotherapy arm, over 75% of whom had experienced three or more prior lines of therapy. In the 20 evaluable patients with a Wnt signaling alteration, one patient (5%) has an ongoing complete response, one patient (5%) had a partial response, eight patients (40%) had a best response of stable disease, and 10 patients (50%) had progressive disease, representing an overall response rate (“ORR”) of 10% and a disease control rate (“DCR”) of 50%. In the group of six evaluable patients without any Wnt signaling alterations, one patient (16.6%) had a best response of stable disease and five patients (83.3%) had progressive disease.

o	COMBINATION THERAPY ACTIVITY IN CARCINOSARCOMA PATIENTS: Fifteen patients with carcinosarcoma were enrolled in the DKN-01 plus paclitaxel arm, six of whom were evaluable for response as of the data-cut off date. Two patients (33%) have had a partial response, one patient (17%) has had a best response of stable disease, and three patients (50%) had progressive disease, representing an ORR of 33% and a DCR of 50%. Nine patients had not reached their first tumor assessment.

o	Monotherapy Patients with Wnt activating mutations have longer Progression-Free Survival (“PFS”) and Overall Survival (“OS”): In a pooled analysis of all DKN-01 monotherapy patients, patients with Wnt activating mutations have demonstrated a longer median PFS of 168 days as compared to patients without Wnt activating mutations with median PFS of 56 days. Median OS has not been reached in the Wnt activating mutation group in the pooled analysis as compared to median OS of 328 days in the non-Wnt activating mutation group.

o	Monotherapy Patients with DKK1-high tumors have longer PFS and OS: DKK1 expression as measured by in situ hybridization RNAscope assay was available for 68 of the patients on the study, 32 of whom were treated with DKN-01 monotherapy. Seven patients (22%) were identified as having DKK1-high tumoral expression. Consistent with the results from our study in patients with esophagogastric cancer, patients whose tumors are DKK1-high have prolonged median PFS of 168 days as compared to patients with tumors that are DKK1-low with median PFS of 56 days. Median OS was 450 days in the DKK1-high group in the pooled analysis as compared 276 days in the DKK1-low group.

•	DKN-01 IN ESOPHAGOGASTRIC CANCER: We completed a multi-part Phase 1/2 clinical study of DKN-01 as a monotherapy and in combination with paclitaxel or KEYTRUDA® (pembrolizumab) in advanced esophagogastric cancer patients. The combination of DKN-01 and pembrolizumab in gastroesophageal junction cancer (GEJ) and gastric cancer (GC) patients demonstrated improved outcomes in DKK1-high patients and who had not previously been treated with PD-1/PD-L1 therapy. DKK1-high patients experienced over 22 weeks median PFS and nearly 32 weeks median OS, with a 50% ORR and 80% DCR in 10 evaluable patients. DKK1-low patients experienced nearly 6 weeks median PFS and over 17 weeks OS, with a 20% DCR in 15 evaluable patients.

•	DKN-01 PLUS TISLELIZUMAB COMBINATION STUDY: As part of the collaboration with BeiGene, we intend to study the combination of DKN-01 and BeiGene’s anti-PD-1 antibody, tislelizumab. We plan to evaluate approximately 40 patients with second-line GC or GEJ whose tumors are DKK1-high. In addition, we will evaluate the combination of DKN-01 with tislelizumab and chemotherapy in approximately 20 patients with first-line GC or GEJ. Site initiation activities for this clinical trial are underway, and we expect to dose the first patient in the second half of 2020.

Financial Overview

Revenues

Our revenues relate to our performance obligations under the BeiGene Agreement and may include such things as providing intellectual property licenses, performing technology transfer, performing research and development consulting services and notifying the customer of any enhancements to licensed technology or new technology that we discover, among others. We have determined that our performance obligations under the BeiGene Agreement, as evaluated at contract inception, were not distinct and represented a single performance obligation. For this agreement, revenue is recognized using a proportional performance model, representing the transfer of goods or services as activities are performed over the term of the agreement. Upfront payments are also amortized to revenue on a straight-line basis over the performance period. Upfront payment contract liabilities resulting from our license agreement do not represent a financing component as the payment is not financing the transfer of goods or services, and the technology underlying the license granted reflects research and development expenses already incurred by us. When no performance obligations are required of us, or following the completion of the performance obligation period, such amounts are recognized upon transfer of control of the goods or services to the customer. Generally, all amounts received or due other than sales-based milestones and royalties are classified as license revenues. Sales-based milestones and royalties under our license agreement will be recognized as royalty revenue in the period the related sale occurred. We generally invoice our licensee upon the completion of the effort or achievement of a milestone, based on the terms of the agreement. Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods as performance obligations are satisfied. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Direct research and development by program:
DKN-01 program	$3,443	$5,375
TRX518 program	1,160	1,415

Total research and development expenses	$4,603	$6,790

Australian research and development incentives	$85	$75

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

Research and development incentive income

Research and development incentive income includes payments under the R&D Incentive program from the government of Australia. The R&D Incentive program is one of the key elements of the Australian Government’s support for Australia’s innovation system. It was developed to assist businesses in recovering some of the costs of undertaking research and development. The research and development tax incentive provides a tax offset to eligible companies that engage in research and development activities.

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

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for the BeiGene Agreement, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We utilize key assumptions to determine a stand-alone selling price for performance obligations, which may include revenue forecasts, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 16, 2020 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•            revenue recognition;

•            accrued research and development expenses;

•            research and development incentive receivable; and

•            stock-based compensation.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
License revenue	$375	$-	$375
Operating expenses:
Research and development	4,603	6,790	(2,187)
General and administrative	2,153	2,005	148
Total operating expenses	6,756	8,795	(2,039)
Loss from operations	(6,381)	(8,795)	2,039
Interest income	68	82	(14)
Interest expense	(12)	(7)	(5)
Australian research and development incentives	85	75	10
Foreign currency gains (loss)	(991)	42	(1,033)
Net loss	$(7,231)	$(8,603)	$1,372

Revenues

License revenues for the three months ended March 31, 2020 were $0.4 million and relate to the BeiGene Agreement for the development and commercialization of DKN-01 in Asia (excluding Japan), Australia, and New Zealand. The BeiGene Agreement became effective January 3, 2020. As the BeiGene Agreement is the first such license agreement, no license revenues were recorded during the three months ended March 31, 2019.

Research and Development Expenses

	Three Months Ended March 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
Direct research and development by program:
DKN-01 program	$3,443	$5,375	$(1,932)
TRX518 program	1,160	1,415	(255)
Total research and development expenses	$4,603	$6,790	$(2,187)

Research and development expenses were $4.6 million for the three months ended March 31, 2020, compared to $6.8 million for the three months ended March 31, 2019.  The decrease of $2.2 million was primarily due to a decrease of $1.8 million in clinical trial costs due to timing of patient enrollment and a decrease of $0.5 million in consulting fees associated with research and development activities during the three months ended March 31, 2020 as compared to the same period in 2019.  These decreases were partially offset by a $0.1 million increase in payroll and other related expenses due to an increase in headcount in our research and development full time employees.

General and Administrative Expenses

General and administrative expenses were $2.2 million for the three months ended March 31, 2020, compared to $2.0 million for the three months ended March 31, 2019. The increase of $0.2 million in general and administrative expenses was primarily due to a $0.4 million increase in payroll and other related expenses during the three months ended March 31, 2020 as compared to the same period in 2019 and a $0.2 million increase in legal, audit and consulting fees associated with corporate and business development activities. These increases were partially offset by a decrease of $0.4 million in stock based compensation expense, primarily due to stock option grants made to our executive officers during the three months ended March 31, 2017 which fully vested in January 2020.

Interest Income

We recorded interest income of $0.1 million in each of the three months ended March 31, 2020 and 2019.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.1 million in each of the three months ended March 31, 2020 and 2019, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gains (loss)

During the three months ended March 31, 2020 and 2019, we recorded foreign currency losses of $1.0 million and $0.1 million, respectively. Foreign currency gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2020, we had cash and cash equivalents of $25.5 million. Additionally, we had an accumulated deficit of $202.7 million at March 31, 2020, and during the three months ended March 31, 2020, we incurred a net loss of $7.2 million.  We expect to continue to generate operating losses in the foreseeable future.

We believe that our cash and cash equivalents of $25.5 million as of March 31, 2020, will be sufficient to fund our operating expenses for at least the next 12 months from issuance of these financial statements. We have suspended enrollment of our TRX518 clinical trials and deprioritized development. In addition, we will seek additional funding through public or private equity financings and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies, such as the BeiGene Agreement. If we are unable to obtain additional funding or development program cost-sharing, or exceed our current spending forecasts or fail to receive the research and development tax incentive payment, we have the ability and would be forced to: delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, any of which would adversely affect our business prospects. The inability to obtain funding, as and when needed, would have a negative impact on our financial condition and ability to pursue our business strategies.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(3,926)	$(6,868)
Cash provided by financing activities	25,605	12,322
Effect of exchange rate changes on cash and cash equivalents	(105)	(29)
Net increase in cash and cash equivalents	$21,574	$5,425

Operating activities. Net cash used in operating activities for the three months ended March 31, 2020 was primarily related to our net loss from the operation of our business of $7.2 million and net changes in working capital, including a decrease in accounts payable and accrued expenses of $0.8 million, an increase in contract acquisition costs of $0.3 million, a decrease in lease liabilities of $0.2 million and an increase in research and development receivable of $0.1 million. There was also a decrease of $0.2 million related to a noncash change in restricted stock liability. These changes were partially offset by a decrease of $0.4 million in prepaid expenses and other assets, an increase of $2.7 million in deferred revenue, noncash foreign currency losses of $1.0 million related to activities in our Australian entity due to changes in the Australian dollar exchange rate, noncash stock based compensation expense of $0.6 million and noncash lease expense of $0.2 million.

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

Investing Activities.  There were no investing activities during the three months ended March 31, 2020 and 2019.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2020 consisted of $27.0 million in proceeds from the issuance of Series A Preferred Stock and Series B Preferred Stock in connection with the January 2020 Private Placement and $0.1 million in proceeds from the issuance of common stock upon the exercise of warrants. These increases were partially offset by payments of $1.8 million for deferred costs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is also serving as Chief Financial Officer and therefore currently serves as both our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2020, our management, with the participation of our Chief Executive Officer, who is also serving as Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded, based upon the evaluation described above, that, as of March 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in our ordinary shares involves a high degree of risk. You should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 16, 2020, which could materially affect our business, financial condition, operating results or cash flows. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties.

The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 16, 2020. Except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing outbreak of the Coronavirus could have a material adverse impact on our business and operations, including on our development of our lead product candidate, DKN-01.

As a result of the continuing novel Coronavirus outbreak, or COVID-19, we may experience disruptions that could severely affect our business, including our plans to clinically develop DKN-01, our lead product candidate. For example, our employees are all currently working remotely from our office and unable to work and collaborate physically in person. In addition, widespread business interruptions resulting from the novel Coronavirus may adversely affect our ability to initiate, conduct, and complete critical clinical trials and laboratory operations relating to DKN-01. Specifically, temporary closures or prioritization of COVID-19 related work at certain laboratories, offices, or hospitals at which our nonclinical studies and clinical trials for DKN-01 are conducted, or restrictions on the ability of our employees, clinicians, patients enrolled in our trials, or patients who we would like to recruit to enroll in our trials to travel to or enter into certain facilities due to COVID-19 could adversely affect our operations and our ability to conduct nonclinical studies and clinical trials for DKN-01. Further, governmental health protocols and mandates have restricted the ability of many businesses to operate normally. These measures may have a material adverse impact on the third parties with whom we collaborate, including our clinical trial sites, contract research organizations, contract manufacturing organizations, laboratory service providers, or BeiGene, Ltd., and on their ability to devote sufficient time and resources to us. This could negatively affect our ability to advance DKN-01 and cause delays and increased expenses in our projected development timelines and cost.

We are continuing to monitor and assess the real and potential effects of the COVID-19 pandemic on our business, including with respect to our development of DKN-01. However, the ultimate extent to which the novel Coronavirus impacts our business will depend upon future developments which are highly uncertain and cannot be accurately predicted at this time, such as the ultimate geographic spread of the virus, the severity of the disease, the duration of the current outbreak or subsequent outbreaks, travel restrictions, actions to contain the outbreak or mitigate its impact, and the effectiveness of actions taken in the United States and other countries to treat the disease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

January 2020 - Private Placement

In January 2020, the Company issued and sold 1,421,801 shares of its Series A Preferred Stock, at a purchase price of $10.54 per share, and 1,137,442 shares of its Series B Preferred Stock, at a purchase price of $10.55 per share, and one (1) share of its Special Voting Stock entitling the purchaser of Series A Preferred Stock to elect one member of its board of directors for aggregate net proceeds to the Company of approximately $25,322.

On March 5, 2020, the Company’s stockholders approved the conversion of the Series A Preferred Stock into a pre-funded warrant to purchase 14,413,902 shares of common stock and the conversion of the Series B Preferred Stock into 11,531,133 shares of its common stock. Each investor also received warrants to purchase an equal number of shares at an exercise price of $2.11 per share.

The proceeds are to be used for general corporate purposes, including the development of DKN-01.

These securities were sold in reliance on Section 4(a)(2) and Rule 506 of the Securities Act of 1933, as amended.

 Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On April 21, 2020, the Company entered into an unsecured promissory note, or the PPP Note, through Silicon Valley Bank under the Paycheck Protection Program, or PPP, a program administered by the Small Business Administration, or SBA, and established as part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act. The PPP Note had an aggregate principal amount of approximately $662,420. The Company applied for the PPP program in good faith. However, following further deliberations, the Company decided to cancel the PPP Note, and provided notice of cancellation to Silicon Valley Bank on April 22, 2020. Notwithstanding its notice of cancellation, the Company received the loan proceeds on April 23, 2020. The Company initiated the repayment process immediately on April 23, 2020. On April 28, 2020, the Company repaid the entire principal amount of the PPP Note to Silicon Valley Bank.

Item 6. Exhibits

See the Exhibit Index immediately prior to the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

3.1	Third Amended and Restated Certificate of Incorporation of Leap Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K as filed on January 26, 2017).

3.2±	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of Leap Therapeutics, Inc.

3.3	Certificate of Designation of Series A Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on January 7, 2020).

3.4	Certificate of Designation of Series B Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed on January 7, 2020).

3.5	Certificate of Designation of Special Voting Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed on January 7, 2020).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on January 7, 2020).

4.2	Form of Series A Coverage Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on January 7, 2020).

4.3	Form of Series B Coverage Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K as filed on January 7, 2020).

10.1±*	Exclusive Option and License Agreement dated as of January 3, 2020, by and between the Company and BeiGene, Ltd.

10.2	Securities Purchase Agreement, dated January 3, 2020, by and among the Company and the institutional investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on January 7, 2020).

10.3	Placement Agency Agreement, dated January 3, 2020, by and between the Company and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed on January 7, 2020).

10.4	Form of Voting Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed on January 7, 2020).

10.5	Registration Rights Agreement dated as of January 3, 2020, by and between the Company and the persons listed on the attached Schedule A thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed on January 7, 2020).

10.6	Registration Rights Agreement dated as of January 3, 2020, by and between the Company and the persons listed on the attached Schedule A thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed on January 7, 2020).

31.1±	Certification of Chief Executive Officer and Chief Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 ±	The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 , (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

± Filed herewith.

* Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP THERAPEUTICS, INC.

Date:	May 14, 2020	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
President, Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer, Principal Financial Officer and Duly Authorized Signatory)