Form 10-Q
period 2020-06-30
LEAP THERAPEUTICS, INC.
filed 2020-08-13
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 10, 2020 there were 59,657,742 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,887	$3,891
Research and development incentive receivable	181	185
Prepaid expenses and other current assets	212	165
Total current assets	65,280	4,241

Property and equipment, net	81	124
Right of use assets, net	711	1,026
Research and development incentive receivable, net of current portion	124	-
Deferred tax assets	125	127
Deferred costs	413	831
Deposits	939	1,099
Total assets	$67,673	$7,448
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$2,716	$4,571
Accrued expenses	2,232	3,441
Deferred revenue - current portion	1,500	-
Lease liability - current portion	388	474
Total current liabilities	6,836	8,486

Non current liabilities:
Restricted stock liability	-	159
Deferred revenue, net of current portion	750	-
Lease liability, net of current portion	354	552
Total liabilities	7,940	9,197

Stockholders' equity (deficiency):
Common stock, $0.001 par value; 240,000,000 shares authorized; 59,657,742 and 24,194,877 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	60	24
Additional paid-in capital	268,770	193,319
Accumulated other comprehensive income	121	76
Accumulated deficit	(209,218)	(195,168)
Total stockholders’ equity (deficiency)	59,733	(1,749)
Total liabilities and stockholders' equity (deficiency)	$67,673	$7,448

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
License revenue	$375	$-	$750	$-
Operating expenses:
Research and development	5,350	6,136	9,953	12,926
General and administrative	2,521	2,325	4,674	4,330
Total operating expenses	7,871	8,461	14,627	17,256
Loss from operations	(7,496)	(8,461)	(13,877)	(17,256)
Interest income	20	119	88	201
Interest expense	(13)	(9)	(25)	(16)
Australian research and development incentives	30	61	115	136
Foreign currency gains (loss)	943	(76)	(48)	(34)
Loss before income taxes	(6,516)	(8,366)	(13,747)	(16,969)
Income taxes	-	-	-	-
Net loss	(6,516)	(8,366)	(13,747)	(16,969)
Dividend attributable to down round feature of warrants	-	-	(303)	(359)
Dividend attributable to Series A & B convertible preferred stock	-	-	(372)	-
Series A & B convertible preferred stock - beneficial conversion feature	-	-	(9,399)	-
Net loss attributable to common stockholders	$(6,516)	$(8,366)	$(23,821)	$(17,328)

Net loss per share
Basic	$(0.12)	$(0.37)	$(0.57)	$(0.82)
Diluted	$(0.12)	$(0.37)	$(0.57)	$(0.82)

Weighted average common shares outstanding
Basic	52,442,597	22,906,025	42,037,405	21,081,869
Diluted	52,442,597	22,906,025	42,037,405	21,081,869

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(6,516)	$(8,366)	$(13,747)	$(16,969)

Other comprehensive income (loss):
Foreign currency translation adjustments	(867)	44	45	20
Comprehensive loss	$(7,383)	$(8,322)	$(13,702)	$(16,949)

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2019

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at March 31, 2019	22,260,301	$22	$187,635	$278	$(170,871)	$17,064

Issuance of common stock through ATM sales	688,763	1	1,305			1,306
To record ATM issuance costs in additional paid-in-capital	-	-	(8)	-	-	(8)
Foreign currency translation adjustment	-	-	-	44	-	44
Stock-based compensation	-	-	899	-	-	899
Net loss	-	-	-	-	(8,366)	(8,366)
Balances at June 30, 2019	22,949,064	$23	$189,831	$322	$(179,237)	$10,939

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2018	14,703,159	$15	$162,393	$302	$(153,535)	$9,175

Issuance of common stock in connection with February 2019 Public Offering, net of issuance costs of $1,102	7,557,142	7	12,114	-	-	12,121
Issuance of common stock through ATM sales	688,763	1	1,305			1,306
To record ATM issuance costs in additional paid-in-capital	-	-	(8)	-	-	(8)
Reclassification of 2017 warrants from liability to equity	-	-	11,822	-	(8,374)	3,448
Dividend attributable to the down round feature of 2017 Warrants	-	-	359	-	(359)	-
Foreign currency translation adjustment	-	-	-	20	-	20
Stock-based compensation	-	-	1,846	-	-	1,846
Net loss	-	-	-	-	(16,969)	(16,969)
Balances at June 30, 2019	22,949,064	$23	$189,831	$322	$(179,237)	$10,939

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2020

(In thousands, except share amounts)

(Unaudited)

								Accumulated
	Series A		Series B				Additional	Other		Total
	Convertible Preferred Stock,		Convertible Preferred Stock,		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at March 31, 2020	-	$-	-	$-	35,799,488	$36	$219,642	$988	$(202,702)	$17,964

Issuance of common stock in connection with June 2020 Public Offering, net of issuance costs of $3,472					23,625,000	24	48,252	-	-	48,276
Issuance of common stock upon exercise of stock options	-	-	-	-	25,000	-	39	-	-	39
Issuance of common stock upon exercise of warrants	-	-	-	-	208,254	-	220	-	-	220
Foreign currency translation adjustment	-	-	-	-	-	-	-	(867)	-	(867)
Stock-based compensation	-	-	-	-	-	-	617	-	-	617
Net loss	-	-	-	-	-	-	-	-	(6,516)	(6,516)
Balances at June 30, 2020	-	$-	-	$-	59,657,742	$60	$268,770	$121	$(209,218)	$59,733

								Accumulated
	Series A		Series B				Additional	Other		Total
	Convertible Preferred Stock,		Convertible Preferred Stock,		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	-	$-	-	$-	24,194,877	$24	$193,319	$76	$(195,168)	$(1,749)

Issuance of Series A & B Convertible Preferred Stock, net of underwriting discounts	1,421,801	14,062	1,137,442	11,260	-	-	-	-	-	-
Series A & B Convertible Preferred Stock discount - benefical conversion feature	-	(5,226)	-	(4,173)	-	-	9,399	-	-	9,399
Series A & B Convertible Preferred Stock accrued dividends	-	207	-	165	-	-	(372)	-	-	(372)
Conversion of Series A & B Convertible Preferred Stock dividends to prefunded warrants and common stock	-	(207)	-	(165)	-	-	372	-	-	372
Conversion of Series A Convertible Preferred Stock to prefunded warrants	(1,421,801)	(8,836)	-	-	-	-	8836	-	-	8,836
Conversion of Series B Convertible Preferred Stock to common stock	-	-	(1,137,442)	(7,087)	11,531,133	12	7,076	-	-	7,088
Issuance of common stock in connection with June 2020 Public Offering, net of issuance costs of $3,472					23,625,000	24	48,252	-	-	48,276
Issuance of common stock upon exercise of stock options	-	-	-	-	32,778	-	50	-	-	50
Issuance of common stock upon exercise of warrants	-	-	-	-	273,954	-	348	-	-	348
Dividend attributable to the down round feature of 2017 Warrants	-	-	-	-	-	-	303	-	(303)	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	45	-	45
Stock-based compensation	-	-	-	-	-	-	1,187	-	-	1,187
Net loss	-	-	-	-	-	-	-	-	(13,747)	(13,747)
Balances at June 30, 2020	-	$-	-	$-	59,657,742	$60	$268,770	$121	$(209,218)	$59,733

See notes to condensed consolidated financial statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,747)	$(16,969)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	18	25
Amortization of contract asset	68	-
Amortization on right-of-use asset	315	357
Stock-based compensation expense	1,187	1,846
Foreign currency loss	48	-
Change in fair value of restricted stock liability	(159)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	734	9
Research and development incentive receivable	(119)	(139)
Contract acquisition costs	(270)	-
Accounts payable and accrued expenses	(3,418)	1,141
Deferred revenue	2,250	-
Lease liability	(284)	(321)
Net cash used in operating activities	(13,377)	(14,051)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	25	-
Purchases of property and equipment	-	(100)
Net cash provided by (used) in investing activities	25	(100)

Cash flows from financing activities:
Proceeds from issuance of common stock - June 2020 Public Offering	48,518	-
Proceeds from the issuance of Series A convertible preferred stock	14,986	-
Proceeds from the issuance of Series B convertible preferred stock	12,000	-
Proceeds from issuance of common stock	-	12,331
Proceeds from issuance of common stock from ATM sales	-	1,306
Proceeds from the exercise of common stock warrants	348	-
Proceeds from the exercise of stock options	50	-
Payment of deferred offering costs	(1,520)	(55)
Net cash provided by financing activities	74,382	13,582

Effect of exchange rate changes on cash and cash equivalents	(34)	32
Net increase (decrease) in cash and cash equivalents	60,996	(537)
Cash and cash equivalents at beginning of period	3,891	16,284
Cash and cash equivalents at end of period	$64,887	$15,747

Supplemental disclosure of non-cash financing activities:
Reclassification of 2017 Warrants from liability to equity	$-	$3,448
Dividend attributable to down round feature of warrants	$303	$359
Offering costs included in accounts payable and accrued expenses - January 2020 Private Placement	$144	$-
Offering costs included in accounts payable and accrued expenses - June 2020 Public Offering	$242	$-
Offering costs included in accounts payable and accrued expenses - February 2019 Public Offering	$-	$154
Right-of-use asset recorded upon adoption of ASU 2016-02	$-	$1,755
Lease liability recorded upon adoption of ASU 2016-02	$-	$1,720
Accrued rent reclassified upon adoption of ASU 2016-02	$-	$35
Conversion of Series A convertible preferred stock to prefunded warrants	$8,836	$-
Conversion of Series B convertible preferred stock to common stock	$7,087	$-
Beneficial conversion feature from Series A convertible preferred stock	$5,226	$-
Beneficial conversion feature from Series B convertible preferred stock	$4,173	$-

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of June 30, 2020, statements of operations and statements of comprehensive loss for the three and six months ended June 30, 2020 and 2019 and statements of cash flows for the three and six months ended June 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2020, the Company had cash and cash equivalents of $64,887. Additionally, the Company had an accumulated deficit of $209,218 at June 30, 2020, and during the six months ended June 30, 2020, the Company incurred a net loss of $13,747. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash and cash equivalents of $64,887 as of June 30, 2020, will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these financial statements.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% for the year ended December 31, 2019 and for the three and six months ended June 30, 2020.

The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of $305 and $185 as of June 30, 2020 and December 31, 2019, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $30 and $61, respectively, for the three months ended June 30, 2020 and 2019, and $115 and $136 for the six months ended June 30, 2020 and 2019, respectively, in the condensed consolidated statements of operations related to refundable research and development incentive program payments in Australia.

The following table shows the change in the research and development incentive receivable from December 31, 2018 to June 30, 2020 (in thousands):

Balance at December 31, 2018	$836
Australian research and development incentive income, net	132
Cash received for 2018 eligible expenses	(757)
Foreign currency translation	(26)
Balance at December 31, 2019	185
Australian research and development incentive income, net	115
Foreign currency translation	5
Balance at June 30, 2020	$305

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

The Company also capitalizes certain contract acquisition costs. During the six months ended June 30, 2020, the Company incurred contract acquisition costs which were capitalized under ASC 340-40 as incremental costs of obtaining the contract with BeiGene. This cost is amortized on a straight-line basis over the performance period of the research and development services.

As of June 30, 2020 and December 31, 2019 there was $413 and $831, respectively, of deferred costs.

Deposits

As of June 30, 2020 and December 31, 2019, $939 and $1,099, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized, were recorded in the condensed consolidated balance sheets.

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

The Company will recognize on a prospective basis the value of the effect of the down round feature in the 2017 Warrants when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic EPS calculation. In connection with the public offering, completed in February 2019 (the “2019 Public Offering”), when the 2017 Warrants were repriced from $6.085 to $1.75 as a result of a down round, the Company recorded a dividend of $359 during the six months ended June 30, 2019. In connection with the private placement of common stock completed in January 2020 (the “January 2020 Private Placement”), when the 2017 Warrants were repriced from $1.75 to $1.055 as a result of a down round, the Company recorded a dividend of $303 during the six months ended June 30, 2020.

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

·	Level 1—Quoted prices in active markets for identical assets or liabilities.

·	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

·	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. There were no transfers within the hierarchy during the three and six months ended June 30, 2020 or the year ended December 31, 2019.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2020
Assets:
Cash equivalents	$64,887	$64,887	$-	$-
Total assets	$64,887	$64,887	$-	$-

December 31, 2019
Assets:
Cash equivalents	$3,891	$3,891	$-	$-
Total assets	$3,891	$3,891	$-	$-

Cash equivalents of $64,887 and $3,891 as of June 30, 2020 and December 31, 2019, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

See Note 3 for a complete discussion of the revenue recognition for the Company’s license agreement.

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

The Company is responsible for conducing development activities prior to the exercise of the option. After the option is exercised, BeiGene is solely responsible for the development and commercialization of DKN-01 in the territory. The BeiGene Agreement continues in effect until the earlier of: (i) 120 days after the end of the option period, if BeiGene has not exercised the option by such date; and (ii) on a country-by country and Licensed Product-by-Licensed Product (as defined in the BeiGene Agreement) basis, the expiration of the Royalty Term (as defined in the BeiGene Agreement) applicable to such licensed product in such country. At any time, BeiGene may terminate the agreement by providing at least 60 days written notice of termination to the Company. Upon termination of the License Agreement, all rights granted by the Company to BeiGene terminate.

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

In determining the appropriate amount of revenue to be recognized under ASC 606 as the Company fulfills its obligations under the Agreement, the Company performs the following steps: (i) identifies the promised goods or services in the contract; (ii) determines whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measures the transaction price, including any constraints on variable consideration; (iv) allocates the transaction price to the performance obligations; and (v) recognizes revenue when (or as) the Company satisfies each performance obligation.

The Company identified the following material promises under the BeiGene Agreement: (1) option to an exclusive license to develop and commercialize DKN-01 in Asia (excluding Japan), Australia, and New Zealand, (2) participation in a joint development committee, (3) technology transfer services and (4) pre-option research and development services. The Company determined that the option to an exclusive license in the territory does not represent a material right. Additionally, the Company determined that the participation in the joint development committee, research and development services and technology transfer services are not distinct from each other, as each has limited value without the other. As such, for the purposes of ASC 606, the Company determined that these four material promises, described above, should be combined into a single performance obligation.

The Company determined the transaction price is equal to the up-front fee of $3,000. The transaction price was fully allocated to the single performance obligation and is recognized as revenue on a straight-line basis over the performance period of the research and development services. During the three and six months ended June 30, 2020, the Company recognized $375 and $750, respectively, of license revenue related to the up-front fee received from BeiGene. The Company did not have any such license revenue during the three and six months ended June 30, 2019.

Cost of contract acquisition

The Company incurred contract acquisition costs of $270 which were capitalized under ASC 340-40 as incremental costs of obtaining the contract with BeiGene. This cost is amortized on a straight-line basis over the performance period of the research and development services. The total amount of amortization expense during the three and six months ended June 30, 2020 was $34 and $68, respectively, and the closing balance recorded in deferred costs as of June 30, 2020 was $202.

Royalties

As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and six months ended June 30, 2020.

The following table presents a summary of the activity in the Company's contract liabilities, related to the upfront cash payment received of $3,000, during the six months ended June 30, 2020 (in thousands):

	Balance at			Balance at
	January 1, 2020	Additions	Deductions	June 30, 2020
Contract liabilities
Deferred revenue - current	$-	$1,875	$(375)	$1,500
Deferred revenue - non current	-	1,125	(375)	750
Total contract liabilities	$-	$3,000	$(750)	$2,250

4. Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2020	2019
Clinical trials	$1,539	$1,828
Professional fees	110	609
Payroll and related expenses	583	1,004
Accrued expenses	$2,232	$3,441

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

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the remaining lease term at the date of adoption. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has existing net leases in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. On January 1, 2019, the Company recorded a right-of-use asset of $1,755 and a lease liability of $1,720 on its consolidated balance sheets and reclassified a rent liability against the right-of-use asset of $35. As of June 30, 2020, a right-of-use asset of $711 and lease liability of $742 are reflected on the consolidated balance sheets. The Company recorded rent expense of $142 and $209, respectively, during the three months ended June 30, 2020 and 2019 and $340 and $418, respectively, for the six months ended June 30, 2020.

Future lease payments under non-cancelable operating leases as of June 30, 2020 are detailed as follows:

Future Operating Lease Payments

2020	$214
2021	434
2022	146
Total Lease Payments	794
Less: imputed interest	(52)
Total operating lease liabilities	$742

6. Warrants

As of June 30, 2020, outstanding warrants to purchase common stock, all of which are classified as equity warrants, consisted of the following:

June 30, 2020
Date Exercisable	Number of Shares Issuable	Exercise Price

1/23/2017	54,516	$0.01
11/14/2017	2,549,840	$1.055
2/5/2019	7,491,442	$1.95
3/5/2020	14,413,902	$0.001
3/5/2020	25,945,035	$2.11
6/22/2020	2,250,000	$0.001
	52,704,735

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

The Company will recognize on a prospective basis the value of the effect of the down round feature in the warrant when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic EPS calculation. In connection with the 2019 Public Offering, when the 2017 Warrants were repriced from $6.085 to $1.75, the Company recorded a dividend of $359 during the six months ended June 30, 2019. In connection with the January 2020 Private Placement, when the 2017 Warrants were repriced from $1.75 to $1.055, the Company recorded a dividend of $303 during the six months ended June 30, 2020.

During the six months ended June 30, 2020, 208,254 of 2017 Warrants were exercised for cash resulting in gross proceeds to the Company of $220.

2019 Warrants

On February 5, 2019, in connection with the 2019 Public Offering, the Company issued immediately exercisable warrants (the “2019 Warrants”) to purchase 7,557,142 shares of common stock to investors. The 2019 Warrants have an exercise price of $1.95 per share and expire on February 5, 2026. The 2019 Warrants qualify for equity classification.

During the six months ended June 30, 2020, 65,700 of 2019 Warrants were exercised for cash resulting in gross proceeds to the Company of $128.

March 2020 Warrants

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

On March 5, 2020, the Company's stockholders approved the conversion of the Series A Preferred Stock into a pre-funded warrant to purchase 14,413,902 shares of common stock at an exercise price of $0.001 (the “March 2020 Pre-funded Warrants”) and the conversion of the Series B Preferred Stock into 11,531,133 shares of common stock. Each investor also received a warrant to purchase an equal number of shares of common stock at an exercise price of $2.11 per share (the “Coverage Warrants”). The March 2020 Pre-funded Warrants and the Coverage Warrants expire on March 5, 2027 and qualify for equity classification.

June 2020 Warrants

On June 22, 2020, the Company completed a Public Offering (“the 2020 Public Offering”) whereby the Company issued 20,250,000 shares of its common stock, at $2.00 per share and, in lieu of common stock, offered pre-funded warrants (the “June 2020 Pre-funded Warrants”) to purchase up to 2,250,000 shares of its common stock to certain investors. The June 2020 Pre-funded Warrants have an exercise price of $0.001 per share, expire on June 22, 2027 and qualify for equity classification.

7. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through June 30, 2020, no dividends have been declared.

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

Issuance of Common Stock under Distribution Agreement

On September 7, 2018, the Company filed a Prospectus Supplement to register the offer and sale of shares of common stock having an aggregate offering price of up to $30,000 pursuant to the terms of a distribution agreement, or the Distribution Agreement, with Raymond James & Associates, Inc. During the year ended December 31, 2019, the Company issued 1,033,147 shares under the Distribution Agreement, for net proceeds of $1,923. In June 2020, the Company terminated the Distribution Agreement and did not issue any shares under the Distribution Agreement during the six months ended June 30, 2020.

Lincoln Park Purchase Agreements

On July 10, 2019, the Company entered into a Commitment Purchase Agreement and a Registration Rights Agreement with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park up to $20,000 in shares of its common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. As consideration for Lincoln Park’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to Lincoln Park 330,000 shares of common stock. The Company did not receive any cash proceeds from the issuance of such shares. During the three and six months ended June 30, 2020, the Company did not issue any shares under the Commitment Purchase Agreement.

On July 11, 2019, the Company entered into a Registered Offering Purchase Agreement, under which the Company agreed to sell to Lincoln Park, and Lincoln Park agreed to purchase 571,429 shares of common stock, at a price of $1.75 per share for an aggregate purchase price of $1,000, pursuant to the Company’s effective shelf Registration Statement on Form S-3, including the prospectus supplement thereto dated July 11, 2019.

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

In connection with the January 2020 Private Placement, Series A Preferred Stock holders and Series B Preferred Stock holders were entitled to cash dividends at fixed cumulative percentage of 8% per annum plus any dividends declared on outstanding common stock on an as-converted basis, effective on the issuance date of the Series A Preferred Stock and Series B Preferred Stock. The cash dividends were converted to shares of common stock upon the conversion of the Series A Preferred Stock to pre-funded warrants and Series B Preferred Stock to common stock. During the six months ended June 30, 2020, the Company recorded $372 of Series A Preferred Stock and Series B Preferred Stock dividends, which qualify as cumulative dividends, and in the calculation of EPS are subtracted from net income in arriving at income attributable to common stockholders.

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

Public Offering of Common Stock –- June 2020

On June 22, 2020, the Company completed the 2020 Public Offering, whereby the Company issued 20,250,000 shares of its common stock at $2.00 per share and, in lieu of common stock, issued certain investors 2,250,000 of its June 2020 Pre-funded Warrants. The June 2020 Pre-funded Warrants have an exercise price of $0.001 per share, expire on June 22, 2027 and qualify for equity classification.

On June 25, 2020, the underwriters exercised their right to purchase 3,375,000 additional shares of the Company’s common stock at the public offering price per share of common stock, less underwriting discounts and commissions. The aggregate net proceeds received by the Company from the 2020 Public Offering were approximately $48,276, net of underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

As of June 30, 2020, there were 1,344,866 shares available for grant under the Company’s equity incentive plans.

A summary of stock option activity under the Equity Plans is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2019	4,024,566	$7.48	7.98	$2
Granted	1,750,000	$2.18
Exercised	(32,778)	$1.53
Forfeited	(260,157)	$6.96
Outstanding at June 30, 2020	5,481,631	$5.85	8.18	$1,313

Options exercisable at June 30, 2020	2,791,017	$9.12	7.17	$332
Options vested and expected to vest at June 30, 2020	5,481,631	$5.85	8.18	$1,313

The grant date fair value of the options granted during the year ended December 31, 2019 and the six months ended June 30, 2020, was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of comparable public companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the year ended December 31, 2019 and the six months ended June 30, 2020 were as follows, presented on a weighted average basis:

	Six Months	Year Ended
	Ended June 30,	December 31,
	2020	2019
Expected volatility	66.94%	66.94%
Weighted average risk-free interest rate	0.79%	2.07%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.84	6.77

Stock options generally vest over a three or four year period, as determined by the compensation committee of the board of directors at the time of grant. The options expire ten years from the grant date. As of June 30, 2020, there was approximately $4,069 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.21 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$249	$179	$438	$355
General and administrative	290	720	658	1,491
Total	$539	$899	$1,096	$1,846

Restricted Stock Units

During the year ended December 31, 2019, the Company issued 181,000 restricted stock units (“RSUs”) to employees under the 2016 Plan. Upon vesting of the RSUs, the Company has the option to settle the award by either issuing shares of the Company's common stock or paying an amount of cash equal to the fair value of the Company's common stock on the settlement date. In each of October 2019 and January 2020, the Company cash settled 90,500 RSUs.

During the six months ended June 30, 2020, the Company granted 660,606 RSUs to an executive officer that will cliff vest and will be settled after three years of continuous service, or upon a change of control of the Company, whichever is earlier, pursuant to the 2016 Plan. During the six months ended June 30, 2020, the Company recognized $91 of stock based compensation expense related to RSUs. The Company did not recognize any stock based compensation expense related to RSUs during the six months ended June 30, 2019.

The following table presents a summary of outstanding RSUs under the 2016 Plan as of June 30, 2020:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2019	90,500	$1.74
Awarded	660,606	$1.42
Settled in cash	(90,500)	$1.74
Outstanding at June 30, 2020	660,606	$1.42

As of June 30, 2020, there were 660,606 shares outstanding covered by RSUs that are expected to vest. The weighted average grant date fair value of these shares of restricted stock was $1.42 per share and the aggregate grant date fair value of these shares of restricted stock was approximately $938. As of June 30, 2020, there was approximately $847 of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 2.71 years.

9. Net Loss Per Share

Basic and diluted net loss per share for the three and six months ended June 30, 2020 and 2019 was calculated as follows (in thousands except share and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(6,516)	$(8,366)	$(13,747)	$(16,969)
Dividend attributable to down round feature of warrants	-	-	(303)	(359)
Dividend attributable to Series A & B convertible preferred stock	-	-	(372)	-
Series A & B convertible preferred stock - beneficial conversion feature	-	-	(9,399)	-
Net loss attributable to common stockholders for basic and diluted loss per share	$(6,516)	$(8,366)	$(23,821)	$(17,328)

Denominator:
Weighted average number of common shares outstanding - basic and diluted	52,442,597	22,906,025	42,037,405	21,081,869

Net loss per share attributable to common stockholders - basic and diluted	$(0.12)	$(0.37)	$(0.57)	$(0.82)

Included within weighted average common shares outstanding are common shares issuable upon the exercise of the pre-funded warrants as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2020 and 2019, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock units to purchase common stock	660,606	-	660,606	-
Options to purchase common stock	5,481,631	4,058,962	5,481,631	4,058,962
Warrants to purchase common stock	36,040,833	10,369,752	36,040,833	10,369,752
	42,183,070	14,428,714	42,183,070	14,428,714

10. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of June 30, 2020, there were $794 noncancelable commitments under these agreements.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”) to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. The Company previously issued 9,000,000 shares of Series A Preferred Stock to Lilly in consideration for the grant of the license. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through June 30, 2020.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through June 30, 2020.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2020 or December 31, 2019.

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

Company Overview

We are a biopharmaceutical company developing novel therapies designed to treat patients with cancer by inhibiting fundamental tumor-promoting pathways and by harnessing the immune system to attack cancer cells. Our strategy is to identify, acquire, and develop molecules that will rapidly translate into high impact therapeutics that generate durable clinical benefit and enhanced patient outcomes. Our two clinical stage programs are:

·	DKN-01: A monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. DKK1 is a protein that regulates the Wnt signaling pathways and enables tumor cells to profilerate and spread, as well as suppresses the immune system from attacking the tumor. When DKN-01 binds to DKK1, an anti-tumor effect can be generated. DKN-01-based therapies have generated responses and clinical benefit in several patient populations. We are currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, hepatobiliary cancer, gynecologic cancers, or prostate cancer. In January 2020, we entered into an exclusive option and license agreement (the “BeiGene Agreement”) with BeiGene, Ltd., or BeiGene, which granted BeiGene the right to develop and commercialize DKN-01 in Asia (excluding Japan), Australia, and New Zealand.

·	TRX518: A monoclonal antibody targeting the glucocorticoid-induced tumor necrosis factor-related receptor, or GITR. GITR is a receptor found on the surface of a wide range of immune cells. GITR stimulation activates tumor fighting white blood cells and decreases the activity of potentially tumor-protective immunosuppressive cells. TRX518 has been specifically engineered to enhance the immune system's anti-tumor response by activating GITR signaling without causing the immune cells to be destroyed. We conducted clinical trials of TRX518 in patients with advanced solid tumors in combination with gemcitabine chemotherapy or with cancer immunotherapies known as PD-1 antagonists. In November 2019, we announced that we have deprioritized continued development of TRX518.

Recent Developments

Since March 31, 2020, we have continued to make progress with the development of DKN-01 and our business strategy:

•	$51.75 Million Public Offering of Common Stock and Pre-Funded Warrants to Purchase Common Stock – In June 2020, we announced the closing of an underwritten public offering yielding aggregate gross proceeds of $51.75 million, before deducting underwriting discounts and commissions and other offering expenses payable by us.

•	Presented Updated Data for DKN-01 Monotherapy and Paclitaxel Combination in Gynecologic Cancers – We announced updated clinical data from our ongoing Phase 2 clinical trial of DKN-01, as both a monotherapy and in combination with paclitaxel chemotherapy, in patients with advanced gynecological malignancies. We hosted a conference call with Rebecca Arend, M.D., Assistant Professor and Associate Scientist, Gynecologic Oncology Clinic, The University of Alabama at Birmingham School of Medicine Comprehensive Cancer Center Experimental Therapeutics Program, on April 23, 2020, to discuss the data. Key findings from the P204 study include the following:

o	DKN-01 Monotherapy in Endometrial Cancer: Twenty-nine endometrial cancer patients were enrolled in the DKN-01 monotherapy arm, over 75% of whom had experienced three or more prior lines of therapy. Of those patients, 26 were evaluable for response. In the 20 patients with a Wnt signaling alteration, one patient (5%) has an ongoing complete response, one patient (5%) had a partial response, eight patients (40%) had a best response of stable disease, and 10 patients (50%) had progressive disease, representing an overall response rate (ORR) of 10% and a disease control rate (DCR) of 50%. In the group of six patients without any Wnt signaling alterations, one patient (16.6%) had a best response of stable disease and five patients (83.3%) had progressive disease.

o	DKN-01 plus Paclitaxel in Carcinosarcoma: Fifteen patients with carcinosarcoma were enrolled in the DKN-01 plus paclitaxel arm, six of whom were evaluable for response as of the data-cut off date. Two patients (33%) have had a partial response, one patient (17%) has had a best response of stable disease, and three patients (50%) had progressive disease, representing an ORR of 33% and a DCR of 50%. Nine patients had not reached their first tumor assessment.

•	Announced Orphan Drug Designation of DKN-01 for the Treatment of Gastric and Gastroesophageal Junction Cancer – We announced that the U.S. Food and Drug Administration (FDA) granted us orphan drug designation for DKN-01 for the treatment of gastric and gastroesophageal junction cancer. The FDA's Office of Orphan Drug Products grants orphan status to support development of medicines for underserved patient populations, or rare disorders, that affect fewer than 200,000 people in the U.S. Orphan drug designation provides us certain benefits, including market exclusivity upon regulatory approval if received, exemption of FDA application fees and tax credits for qualified clinical trials.

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

Research and Development Expenses

Our research and development activities have included conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for DKN-01 and TRX518. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

·	salaries and related overhead expenses for personnel in research and development functions, including costs related to stock-based compensation;

·	fees paid to consultants and CROs for our nonclinical and clinical trials, and other related clinical trial fees, including but not limited to laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis;

·	costs related to acquiring and manufacturing clinical trial material; and

·	costs related to compliance with regulatory requirements.

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Direct research and development by program:
DKN-01 program	$4,555	$3,247	$7,998	$8,622
TRX518 program	795	2,889	1,955	4,304

Total research and development expenses	$5,350	$6,136	$9,953	$12,926

Australian research and development incentives	$30	$61	$115	$136

The successful development of our clinical product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

·	the scope, rate of progress and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;

·	future clinical trial results; and

·	the timing and receipt of any regulatory approvals.

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

Companies engaged in research and development may be eligible for either:

·	a 43.5% refundable tax offset for entities with an aggregated turnover of less than A$20 million per annum, or

·	a 38.5% non-refundable tax offset for all other entities.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 16, 2020 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

·	revenue recognition;

·	accrued research and development expenses;

·	research and development incentive receivable; and

·	stock-based compensation.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
License revenue	$375	$-	$375
Operating expenses:
Research and development	5,350	6,136	(786)
General and administrative	2,521	2,325	196
Total operating expenses	7,871	8,461	(590)
Loss from operations	(7,496)	(8,461)	590
Interest income	20	119	(99)
Interest expense	(13)	(9)	(4)
Australian research and development incentives	30	61	(31)
Foreign currency gains (loss)	943	(76)	1,019
Net loss	$(6,516)	$(8,366)	$1,850

Revenues

License revenues for the three months ended June 30, 2020 were $0.4 million and relate to the BeiGene Agreement for the development and commercialization of DKN-01 in Asia (excluding Japan), Australia, and New Zealand. The BeiGene Agreement became effective January 3, 2020. As the BeiGene Agreement is the first such license agreement, no license revenues were recorded during the three months ended June 30, 2019.

Research and Development Expenses

	Three Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Direct research and development by program:
DKN-01 program	$4,555	$3,247	$1,308
TRX518 program	795	2,889	(2,094)

Total research and development expenses	$5,350	$6,136	$(786)

Research and development expenses were $5.4 million for the three months ended June 30, 2020, compared to $6.1 million for the three months ended June 30, 2019. The decrease of $0.7 million was primarily due to a decrease of $0.9 million in clinical trial costs due to timing of patient enrollment, partially offset by a $0.2 million increase in consulting fees associated with research and development activities during the three months ended June 30, 2020 as compared to the same period in 2019.

General and Administrative Expenses

General and administrative expenses were $2.5 million for the three months ended June 30, 2020, compared to $2.3 million for the three months ended June 30, 2019. The increase of $0.2 million in general and administrative expenses was primarily due to a $0.3 million increase in legal, audit and consulting fees associated with corporate and business development activities and a $0.2 million increase in payroll and other related expenses during the three months ended June 30, 2020 as compared to the same period in 2019. These increases were partially offset by a decrease of $0.3 million in stock based compensation expense, primarily due to stock option grants made to our executive officers during the three months ended March 31, 2017 which fully vested in January 2020.

Interest Income

We recorded interest income of $0.1 million in the three months ended June 30, 2019. We recorded an immaterial amount of interest income during the three months ended June 30, 2020.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.1 million during the three months ended June 30, 2019, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material. We recorded an immaterial amount of R&D incentive income during the three months ended June 30, 2020

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gains (loss)

During the three months ended June 30, 2020 and 2019, we recorded foreign currency gains (losses) of $0.9 million and ($0.1) million, respectively. Foreign currency gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
License revenue	$750	$-	$750
Operating expenses:
Research and development	9,953	12,926	(2,973)
General and administrative	4,674	4,330	344
Total operating expenses	14,627	17,256	(2,629)
Loss from operations	(13,877)	(17,256)	2,629
Interest income	88	201	(113)
Interest expense	(25)	(16)	(9)
Australian research and development incentives	115	136	(21)
Foreign currency loss	(48)	(34)	(14)
Net loss	$(13,747)	$(16,969)	$3,222

Revenues

License revenues for the six months ended June 30, 2020 were $0.8 million and relate to the BeiGene Agreement for the development and commercialization of DKN-01 in Asia (excluding Japan), Australia, and New Zealand. The BeiGene Agreement became effective January 3, 2020. As the BeiGene Agreement is the first such license agreement, no license revenues were recorded during the six months ended June 30, 2019.

Research and development expenses

	Six Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Direct research and development by program:
DKN-01 program	$7,998	$8,622	$(624)
TRX518 program	1,955	4,304	(2,349)

Total research and development expenses	$9,953	$12,926	$(2,973)

Research and development expenses were $10.0 million for the six months ended June 30, 2020, compared to $12.9 million for the six months ended June 30, 2019. The decrease of $2.9 million was primarily due to a decrease of $2.7 million in clinical trial costs due to timing of patient enrollment and a $0.4 million decrease in consulting fees associated with research and development activities. These decreases were partially offset by an increase of $0.2 million in payroll and other related expenses due to an increase in headcount of our research and development full time employees.

General and Administrative Expenses

General and administrative expenses were $4.7 million for the six months ended June 30, 2020, compared to $4.3 million for the six months ended June 30, 2019. The increase of $0.4 million in general and administrative expenses was primarily due to a $0.6 million increase in payroll and other related expenses due to an increase in compensation expense during the six months ended June 30, 2020 as compared to the same period in 2019 and a $0.5 million increase in legal, audit and consulting fees associated with corporate and business development activities. These increases were partially offset by a decrease of $0.7 million in stock based compensation expense, primarily due to stock option grants made to our executive officers during the three months ended March 31, 2017 which fully vested in January 2020.

Interest Income

We recorded interest income of $0.1 million and $0.2 million, respectively, during the six months ended June 30, 2020 and 2019.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.1 million in each of the six months ended June 30, 2020 and 2019, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Loss

During the six months ended June 30, 2020 and 2019, we recorded an immaterial amount of foreign currency losses. Foreign currency losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2020, we had cash and cash equivalents of $64.9 million. Additionally, we had an accumulated deficit of $209.2 million at June 30, 2020, and during the six months ended June 30, 2020, we incurred a net loss of $13.7 million. We expect to continue to generate operating losses in the foreseeable future. We believe that our cash and cash equivalents of $64.9 million as of June 30, 2020 will be sufficient to fund our operating expenses for at least the next 12 months from issuance of these financial statements.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(13,377)	$(14,051)
Cash provided by (used) in investing activities	25	(100)
Cash provided by financing activities	74,382	13,582
Effect of exchange rate changes on cash and cash equivalents	(34)	32
Net increase (decrease) in cash and cash equivalents	$60,996	$(537)

Operating activities. Net cash used in operating activities for the six months ended June 30, 2020 was primarily related to our net loss from the operation of our business of $13.7 million and net changes in working capital, including a decrease in accounts payable and accrued expenses of $3.4 million, an increase in contract acquisition costs of $0.3 million, a decrease in lease liabilities of $0.3 million and an increase in research and development receivable of $0.1 million. There was also a decrease of $0.2 million related to a noncash change in restricted stock liability. These changes were partially offset by a decrease of $0.7 million in prepaid expenses and other assets, an increase of $2.3 million in deferred revenue, noncash stock based compensation expense of $1.2 million and noncash lease expense of $0.3 million.

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

Investing Activities. Net cash used in investing activities during the six months ended June 30, 2019 was related to purchases of equipment. Net cash provided by investing activities during the six months ended June 30, 2020 was related to proceeds from the sale of equipment.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2020 consisted of $48.5 million in proceeds from the issuance of common stock in connection with the 2020 Public Offering, $27.0 million in proceeds from the issuance of Series A Preferred Stock and Series B Preferred Stock in connection with the January 2020 Private Placement and $0.4 million in proceeds from the issuance of common stock upon the exercise of stock options and warrants. These increases were partially offset by payments of $1.5 million for preferred stock offerings.

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

As of June 30, 2020, our management, with the participation of our Chief Executive Officer, who is also serving as Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded, based upon the evaluation described above, that, as of June 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

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

We are continuing to monitor and assess the real and potential effects of the COVID-19 pandemic on our business, including with respect to our development of DKN-01. However, the ultimate extent to which the novel Coronavirus impacts our business will depend upon future developments which are highly uncertain and cannot be accurately predicted at this time, such as the ultimate geographic spread of the virus, the severity of the disease, the duration of the current outbreak or subsequent outbreaks, travel restrictions, actions to contain the outbreak or mitigate its impact, and the effectiveness of other actions taken in the United States and other countries to treat the disease.

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

EXHIBIT INDEX
4.1	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on June 18, 2020).

10.1	Employment Agreement, by and between the Company and Douglas E. Onsi, dated as of April 10, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A as filed on April 15, 2020).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 , (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

** Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP THERAPEUTICS, INC.

Date: August 13, 2020	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Duly
Authorized Signatory)