Form 10-Q
period 2020-09-30
LEAP THERAPEUTICS, INC.
filed 2020-11-12
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 10, 2020 there were 59,657,742 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,975	$3,891
Research and development incentive receivable	209	185
Prepaid expenses and other current assets	217	165
Total current assets	58,401	4,241

Property and equipment, net	73	124
Right of use assets, net	620	1,026
Deferred tax assets	130	127
Deferred costs	379	831
Deposits	941	1,099
Total assets	$60,544	$7,448

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$2,547	$4,571
Accrued expenses	2,270	3,441
Deferred revenue - current portion	1,500	-
Lease liability - current portion	398	474
Total current liabilities	6,715	8,486

Non current liabilities:
Restricted stock liability	66	159
Deferred revenue, net of current portion	375	-
Lease liability, net of current portion	250	552
Total liabilities	7,406	9,197

Stockholders' equity (deficiency):
Common stock, $0.001 par value; 240,000,000 and 100,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 59,657,742 and 24,194,877 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	60	24
Additional paid-in capital	269,440	193,319
Accumulated other comprehensive income (loss)	(87)	76
Accumulated deficit	(216,275)	(195,168)
Total stockholders’ equity (deficiency)	53,138	(1,749)
Total liabilities and stockholders' equity (deficiency)	$60,544	$7,448

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
License revenue	$375	$-	$1,125	$-
Operating expenses:
Research and development	5,369	5,772	15,322	18,698
General and administrative	2,514	2,151	7,188	6,481
Total operating expenses	7,883	7,923	22,510	25,179
Loss from operations	(7,508)	(7,923)	(21,385)	(25,179)
Interest income	3	80	91	281
Interest expense	(17)	(5)	(42)	(21)
Australian research and development incentives	228	(7)	343	129
Foreign currency gains (loss)	237	(80)	189	(114)
Loss before income taxes	(7,057)	(7,935)	(20,804)	(24,904)
Income taxes	-	-	-	-
Net loss	(7,057)	(7,935)	(20,804)	(24,904)
Dividend attributable to down round feature of warrants	-	-	(303)	(359)
Dividend attributable to Series A & B convertible preferred stock	-	-	(372)	-
Series A & B convertible preferred stock - beneficial conversion feature	-	-	(9,399)	-
Net loss attributable to common stockholders	$(7,057)	$(7,935)	$(30,878)	$(25,263)

Net loss per share
Basic	$(0.09)	$(0.33)	$(0.58)	$(1.15)
Diluted	$(0.09)	$(0.33)	$(0.58)	$(1.15)

Weighted average common shares outstanding
Basic	76,321,644	23,923,196	53,548,902	22,039,386
Diluted	76,321,644	23,923,196	53,548,902	22,039,386

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(7,057)	$(7,935)	$(20,804)	$(24,904)

Other comprehensive income (loss):
Foreign currency translation adjustments	(208)	5	(163)	25
Comprehensive loss	$(7,265)	$(7,930)	$(20,967)	$(24,879)

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2019

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2019	22,949,064	$23	$189,831	$322	$(179,237)	$10,939

Issuance of common stock through ATM sales	344,384	-	617			617
To record ATM issuance costs in additional paid-in-capital	-	-	(4)	-	-	(4)
Issuance of common stock in connection with July 2019 Lincoln Park Captial Commitment Purchase Agreement	330,000	-	-	-	-	-
Issuance of common stock in connection with July 2019 Lincoln Park Captial Registered Offering Purchase Agreement, net of issuance costs of $10	571,429	1	989	-	-	990
Foreign currency translation adjustment	-	-	-	5	-	5
Stock-based compensation	-	-	950	-	-	950
Net loss	-	-	-	-	(7,935)	(7,935)
Balances at September 30, 2019	24,194,877	$24	$192,383	$327	$(187,172)	$5,562

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2018	14,703,159	$15	$162,393	$302	$(153,535)	$9,175

Issuance of common stock in connection with February 2019 Public Offering, net of issuance costs of $1,102	7,557,142	7	12,115	-	-	12,122
Issuance of common stock through ATM sales	1,033,147	1	1,922			1,923
To record ATM issuance costs in additional paid-in-capital	-	-	(13)	-	-	(13)
Issuance of common stock in connection with July 2019 Lincoln Park Captial Commitment Purchase Agreement	330,000	-	-	-	-	-
Issuance of common stock in connection with July 2019 Lincoln Park Captial Registered Offering Purchase Agreement, net of issuance costs of $10	571,429	1	989	-	-	990
Reclassification of 2017 warrants from liability to equity	-	-	11,822	-	(8,374)	3,448
Dividend attributable to the down round feature of 2017 Warrants	-	-	359	-	(359)	-
Foreign currency translation adjustment	-	-	-	25	-	25
Stock-based compensation	-	-	2,796	-	-	2,796
Net loss	-	-	-	-	(24,904)	(24,904)
Balances at September 30, 2019	24,194,877	$24	$192,383	$327	$(187,172)	$5,562

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2020

(In thousands, except share amounts)

(Unaudited)

								Accumulated
	Series A		Series B				Additional	Other		Total
	Convertible Preferred Stock,		Convertible Preferred Stock,		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balances at June 30, 2020	-	$-	-	$-	59,657,742	$60	$268,770	$121	$(209,218)	$59,733

Foreign currency translation adjustment	-	-	-	-	-	-	-	(208)	-	(208)
Stock-based compensation	-	-	-	-	-	-	670	-	-	670
Net loss	-	-	-	-	-	-	-	-	(7,057)	(7,057)
Balances at September 30, 2020	-	$-	-	$-	59,657,742	$60	$269,440	$(87)	$(216,275)	$53,138

								Accumulated
	Series A Convertible Preferred Stock,		Series B Convertible Preferred Stock,		Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balances at December 31, 2019	-	$-	-	$-	24,194,877	$24	$193,319	$76	$(195,168)	$(1,749)

Issuance of Series A & B Convertible Preferred Stock, net of underwriting discounts	1,421,801	14,062	1,137,442	11,260	-	-	-	-	-	-
Series A & B Convertible Preferred Stock discount - benefical conversion feature	-	(5,226)	-	(4,173)	-	-	9,399	-	-	9,399
Series A & B Convertible Preferred Stock accrued dividends	-	207	-	165	-	-	(372)	-	-	(372)
Conversion of Series A & B Convertible Preferred Stock dividends to prefunded warrants and common stock	-	(207)	-	(165)	156,713	1	371	-	-	372
Conversion of Series A Convertible Preferred Stock to prefunded warrants	(1,421,801)	(8,836)	-	-	-	-	8,836	-	-	8,836
Conversion of Series B Convertible Preferred Stock to common stock	-	-	(1,137,442)	(7,087)	11,374,420	11	7,076	-	-	7,087
Issuance of common stock in connection with June 2020 Public Offering, net of issuance costs of $3,472					23,625,000	24	48,252	-	-	48,276
Issuance of common stock upon exercise of stock options	-	-	-	-	32,778	-	51	-	-	51
Issuance of common stock upon exercise of warrants	-	-	-	-	273,954	-	348	-	-	348
Dividend attributable to the down round feature of 2017 Warrants	-	-	-	-	-	-	303	-	(303)	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(163)	-	(163)
Stock-based compensation	-	-	-	-	-	-	1,857	-	-	1,857
Net loss	-	-	-	-	-	-	-	-	(20,804)	(20,804)
Balances at September 30, 2020	-	$-	-	$-	59,657,742	$60	$269,440	$(87)	$(216,275)	$53,138

See notes to condensed consolidated financial statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(20,804)	$(24,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	26	37
Amortization of contract asset	101	-
Amortization on right-of-use asset	406	541
Stock-based compensation expense	1,857	2,796
Foreign currency (gain) loss	(189)	-
Change in fair value of restricted stock liability	(94)	159
Changes in operating assets and liabilities:
Prepaid expenses and other assets	727	280
Research and development incentive receivable	(20)	(128)
Contract acquisition costs	(270)	-
Accounts payable and accrued expenses	(3,206)	717
Deferred revenue	1,875	-
Lease liability	(378)	(506)
Net cash used in operating activities	(19,969)	(21,008)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	25	-
Purchases of property and equipment	-	(100)
Net cash provided by (used) in investing activities	25	(100)

Cash flows from financing activities:

Proceeds from issuance of common stock - June 2020 Public Offering	48,518	-
Proceeds from the issuance of Series A convertible preferred stock	14,986	-
Proceeds from the issuance of Series B convertible preferred stock	12,000	-
Proceeds from issuance of common stock	-	12,331
Proceeds from issuance of common stock from ATM sales	-	1,923
Proceeds from issuance of common stock in connection with July 2019 Lincoln Park Capital Registered Offering Purchase Agreement, net of issuance costs	-	999
Proceeds from the exercise of common stock warrants	348	-
Proceeds from the exercise of stock options	51	-
Payment of deferred offering costs	(1,906)	(417)
Net cash provided by financing activities	73,997	14,836

Effect of exchange rate changes on cash and cash equivalents	31	46
Net increase (decrease) in cash and cash equivalents	54,084	(6,226)
Cash and cash equivalents at beginning of period	3,891	16,284
Cash and cash equivalents at end of period	$57,975	$10,058

Supplemental disclosure of non-cash financing activities:
Reclassification of 2017 Warrants from liability to equity	$-	$3,448
Dividend attributable to down round feature of warrants	$303	$359
Offering costs included in accounts payable and accrued expenses - February 2019 Public Offering	$-	$20
Right-of-use asset recorded upon adoption of ASU 2016-02	$-	$1,720
Lease liability recorded upon adoption of ASU 2016-02	$-	$1,720
Prepaid rent reclassified upon adoption of ASU 2016-02	$-	$35
Conversion of Series A convertible preferred stock to prefunded warrants	$8,836	$-
Conversion of Series B convertible preferred stock to common stock	$7,087	$-
Beneficial conversion feature from Series A convertible preferred stock	$5,226	$-
Beneficial conversion feature from Series B convertible preferred stock	$4,173	$-

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of September 30, 2020, statements of operations and statements of comprehensive loss for the three and nine months ended September 30, 2020 and 2019 and statements of cash flows for the nine months ended September 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2020, the Company had cash and cash equivalents of $57,975. Additionally, the Company had an accumulated deficit of $216,275 at September 30, 2020, and during the nine months ended September 30, 2020, the Company incurred a net loss of $20,804. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash and cash equivalents of $57,975 as of September 30, 2020, will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these financial statements.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% for the year ended December 31, 2019 and for the three and nine months ended September 30, 2020.

The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of $209 and $185 as of September 30, 2020 and December 31, 2019, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $228 for the three months ended September 30, 2020. During the three months ended September 30, 2019, the Australian research and development incentives recognized were offset by an adjustment to the prior year estimated Australian research and development incentives, resulting in a net expense for the period. During the three months ended September 30, 2020, the Company recorded an adjustment to increase Australian research and development incentive income by approximately $150 as the cash received from the Australian Government during the three months ended September 30, 2020 for 2019 eligible expenditures was higher than the prior year estimated Australian research and development incentives. During the nine months ended September 30, 2020 and 2019, the Company recorded $343 and $129, respectively, of other income from Australian research and development incentives.

The following table shows the change in the research and development incentive receivable from December 31, 2018 to September 30, 2020 (in thousands):

Balance at December 31, 2018	$836
Australian research and development incentive income, net	132
Cash received for 2018 eligible expenses	(757)
Foreign currency translation	(26)
Balance at December 31, 2019	185
Australian research and development incentive income, net	343
Cash received for 2019 eligible expenses	(331)
Foreign currency translation	12
Balance at September 30, 2020	$209

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

The Company also capitalizes certain contract acquisition costs. During the nine months ended September 30, 2020, the Company incurred contract acquisition costs which were capitalized under ASC 340-40 as incremental costs of obtaining the contract with BeiGene. This cost is amortized on a straight-line basis over the performance period of the research and development services.

As of September 30, 2020 and December 31, 2019 there was $379 and $831, respectively, of deferred costs.

Deposits

As of September 30, 2020 and December 31, 2019, $941 and $1,099, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized, were recorded in the condensed consolidated balance sheets.

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

The Company concluded that the common stock warrants (the “2017 Warrants”) issued in connection with the private placement of common stock completed in November 2017 (the “November 2017 Private Placement”), qualify for equity classification under ASU 2017-11. The adoption guidance of ASU 2017-11 provides for a modified retrospective adoption. The Company applied the guidance retrospectively to the 2017 Warrants by means of a cumulative-effect adjustment to its statement of financial position as of the beginning of the interim and annual period beginning January 1, 2019. The Company performed a final remeasurement of the warrant liability as of January 1, 2019 and reclassified $3,448 from warrant liability to equity.

The Company will recognize on a prospective basis the value of the effect of the down round feature in the 2017 Warrants when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic EPS calculation. In connection with the public offering, completed in February 2019 (the “2019 Public Offering”), when the 2017 Warrants were repriced from $6.085 to $1.75 as a result of a down round, the Company recorded a dividend of $359 during the nine months ended September 30, 2019. In connection with the private placement of common stock completed in January 2020 (the “January 2020 Private Placement”), when the 2017 Warrants were repriced from $1.75 to $1.055 as a result of a down round, the Company recorded a dividend of $303 during the nine months ended September 30, 2020.

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

∙	Level 1—Quoted prices in active markets for identical assets or liabilities.

∙	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

∙	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. There were no transfers within the hierarchy during the three and nine months ended September 30, 2020 or the year ended December 31, 2019.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
September 30, 2020
Assets:
Cash equivalents	$57,975	$57,975	$-	$-
Total assets	$57,975	$57,975	$-	$-

December 31, 2019
Assets:
Cash equivalents	$3,891	$3,891	$-	$-
Total assets	$3,891	$3,891	$-	$-

Cash equivalents of $57,975 and $3,891 as of September 30, 2020 and December 31, 2019, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

License revenue. The Company’s performance obligations under its license agreements may include providing intellectual property licenses, performing technology transfer, performing research and development consulting services and notifying the customer of any enhancements to licensed technology or new technology that it discovers, among others. The Company determined that its performance obligations under its license agreements as evaluated at contract inception were not distinct and represented a single performance obligation. Upfront payments are amortized to revenue on a straight-line basis over the performance period. Upfront payment contract liabilities resulting from the Company’s license agreements do not represent a financing component as the payment is not financing the transfer of goods or services, and the technology underlying the licenses granted reflects research and development expenses already incurred by the Company. Generally, all amounts received or due other than sales-based milestones and royalties are classified as license revenues. Sales-based milestones and royalties under the Company’s license agreements will be recognized as royalty revenue in the period the related sale occurred. The Company generally invoices its licensees upon the completion of the effort or achievement of a milestone, based on the terms of each agreement. Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods as performance obligations are satisfied. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.

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

Customer Options. If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options that are not determined to be material rights are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until (1) the option is exercised and the additional goods or services are transferred or (2) the option expires.

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

The Company is responsible for conducting development activities prior to the exercise of the option. After the option is exercised, BeiGene is solely responsible for the development and commercialization of DKN-01 in the territory. The BeiGene Agreement continues in effect until the earlier of: (i) 120 days after the end of the option period, if BeiGene has not exercised the option by such date; and (ii) on a country-by country and Licensed Product-by-Licensed Product (as defined in the BeiGene Agreement) basis, the expiration of the Royalty Term (as defined in the BeiGene Agreement) applicable to such licensed product in such country. At any time, BeiGene may terminate the agreement by providing at least 60 days written notice of termination to the Company. Upon termination of the License Agreement, all rights granted by the Company to BeiGene terminate.

Revenue Recognition

The Company evaluated the BeiGene Agreement to determine whether it is a collaborative arrangement for purposes of ASC 808. The Company concluded that because both parties were active participants and were exposed to the risks and rewards of the BeiGene Agreement, that such activities are under the scope of ASC 808. The Company concluded that BeiGene was a customer with regard to the combined license and research and development activities and as such the contract should be evaluated under ASC 606.

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

The Company determined the transaction price is equal to the up-front fee of $3,000. The transaction price was fully allocated to the single performance obligation and is recognized as revenue on a straight-line basis over the performance period of the research and development services. During the three and nine months ended September 30, 2020, the Company recognized $375 and $1,125, respectively, of license revenue related to the up-front fee received from BeiGene. The Company did not have any such license revenue during the three and nine months ended September 30, 2019.

Cost of contract acquisition

The Company incurred contract acquisition costs of $270 which were capitalized under ASC 340-40 as incremental costs of obtaining the contract with BeiGene. This cost is amortized on a straight-line basis over the performance period of the research and development services. The total amount of amortization expense during the three and nine months ended September 30, 2020 was $34 and $101, respectively, and the closing balance recorded in deferred costs as of September 30, 2020 was $169.

Royalties

As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2020.

The following table presents a summary of the activity in the Company's contract liabilities, related to the upfront cash payment received of $3,000, during the nine months ended September 30, 2020 (in thousands):

	Balance at			Balance at
	January 1, 2020	Additions	Deductions	September 30, 2020
Contract liabilities
Deferred revenue - current	$-	$1,500	$-	$1,500
Deferred revenue - non current	-	1,500	(1,125)	375
Total contract liabilities	$-	$3,000	$(1,125)	$1,875

4. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2020	2019
Clinical trials	$1,049	$1,828
Professional fees	191	609
Payroll and related expenses	1,030	1,004
Accrued expenses	$2,270	$3,441

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

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the remaining lease term at the date of adoption. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has existing net leases in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. On January 1, 2019, the Company recorded a right-of-use asset of $1,720 and a lease liability of $1,720 on its consolidated balance sheets and reclassified prepaid rent to the right-of-use asset of $35. As of September 30, 2020, a right-of-use asset of $620 and lease liability of $648 are reflected on the condensed consolidated balance sheets. The Company recorded rent expense of $105 and $211, respectively, during the three months ended September 30, 2020 and 2019 and $445 and $629, respectively, for the nine months ended September 30, 2020.

Future lease payments under non-cancelable operating leases as of September 30, 2020 are detailed as follows:

Future Operating Lease Payments

2020	$107
2021	434
2022	146
Total Lease Payments	687
Less: imputed interest	(39)
Total operating lease liabilities	$648

6. Warrants

As of September 30, 2020, outstanding warrants to purchase common stock, all of which are classified as equity warrants, consisted of the following:

September 30, 2020
	Number of
Date Exercisable	Shares Issuable	Exercise Price
1/23/2017	54,516	$0.01
11/14/2017	2,549,840	$1.055
2/5/2019	7,491,442	$1.95
3/5/2020	14,413,902	$0.001
3/5/2020	25,945,035	$2.11
6/22/2020	2,250,000	$0.001
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

The Company will recognize on a prospective basis the value of the effect of the down round feature in the warrant when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic EPS calculation. In connection with the 2019 Public Offering, when the 2017 Warrants were repriced from $6.085 to $1.75, the Company recorded a dividend of $359 during the nine months ended September 30, 2019. In connection with the January 2020 Private Placement, when the 2017 Warrants were repriced from $1.75 to $1.055, the Company recorded a dividend of $303 during the nine months ended September 30, 2020.

During the nine months ended September 30, 2020, 208,254 of 2017 Warrants were exercised for cash resulting in gross proceeds to the Company of $220.

2019 Warrants

On February 5, 2019, in connection with the 2019 Public Offering, the Company issued immediately exercisable warrants (the “2019 Warrants”) to purchase 7,557,142 shares of common stock to investors. The 2019 Warrants have an exercise price of $1.95 per share and expire on February 5, 2026. The 2019 Warrants qualify for equity classification.

During the nine months ended September 30, 2020, 65,700 of 2019 Warrants were exercised for cash resulting in gross proceeds to the Company of $128.

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

7. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through September 30, 2020, no dividends have been declared for shares of common stock.

Public Offering of Common Stock — February 2019

On February 5, 2019, the Company completed the 2019 Public Offering whereby the Company issued 7,557,142 shares of its common stock at a price of $1.75 per share, which included 985,714 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, each share was issued with a warrant to purchase one share of common stock. Each warrant has an exercise price of $1.95 per share with an exercise period expiring seven years from the date of issuance. The aggregate net proceeds received by the Company from the 2019 Public Offering were approximately $12,122, net of underwriting discounts and commissions and estimated offering expenses payable by the Company.

Issuance of Common Stock under Distribution Agreement

On September 7, 2018, the Company filed a Prospectus Supplement to register the offer and sale of shares of common stock having an aggregate offering price of up to $30,000 pursuant to the terms of a distribution agreement, or the Distribution Agreement, with Raymond James & Associates, Inc. During the year ended December 31, 2019, the Company issued 1,033,147 shares under the Distribution Agreement, for net proceeds of $1,923. In June 2020, the Company terminated the Distribution Agreement and did not issue any shares under the Distribution Agreement during the nine months ended September 30, 2020.

Lincoln Park Purchase Agreements

On July 10, 2019, the Company entered into a Commitment Purchase Agreement and a Registration Rights Agreement with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park up to $20,000 in shares of its common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. As consideration for Lincoln Park’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to Lincoln Park 330,000 shares of common stock. The Company did not receive any cash proceeds from the issuance of such shares. During the three and nine months ended September 30, 2020, the Company did not issue any shares under the Commitment Purchase Agreement.

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

In connection with the January 2020 Private Placement, Series A Preferred Stock holders and Series B Preferred Stock holders were entitled to cash dividends at fixed cumulative percentage of 8% per annum plus any dividends declared on outstanding common stock on an as-converted basis, effective on the issuance date of the Series A Preferred Stock and Series B Preferred Stock. The cash dividends were converted to shares of common stock upon the conversion of the Series A Preferred Stock to pre-funded warrants and Series B Preferred Stock to common stock. During the nine months ended September 30, 2020, the Company recorded $372 of Series A Preferred Stock and Series B Preferred Stock dividends, which qualify as cumulative dividends, and in the calculation of EPS are subtracted from net income in arriving at income attributable to common stockholders.

The Company determined that the embedded conversion features of the Series A Preferred Stock and Series B Preferred Stock to receive the Coverage Warrants each met the definition of a contingent beneficial conversion feature and should be accounted for separately as a derivative. The recognition of the beneficial conversion feature occurred upon the conversion of the Series A Preferred Stock into pre-funded warrants and Series B Preferred Stock into common stock and the issuance of the Coverage Warrants. The Company measured the contingent beneficial conversion features’ intrinsic values on January 3, 2020 and determined that the beneficial conversion features were valued at $5,226 for Series A and $4,173 for Series B, respectively. Upon conversion, the discount originated by the contingent beneficial conversion feature, at its intrinsic value for Series A Preferred Stock and Series B Preferred Stock, was immediately recognized as a dividend. The dividend is reflected as an adjustment to basic and diluted net loss per share attributable to common stockholders.

Public Offering of Common Stock — June 2020

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

As of September 30, 2020, there were 455,144 shares available for grant under the Company’s equity incentive plans.

A summary of stock option activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2019	4,024,566	$7.48	7.98	$2
Granted	2,547,500	$2.12
Exercised	(32,778)	$1.53
Forfeited	(260,435)	$6.95
Outstanding at September 30, 2020	6,278,853	$5.35	8.18	$1,082

Options exercisable at September 30, 2020	3,113,663	$8.45	7.12	$359
Options vested and expected to vest at September 30, 2020	6,278,853	$5.35	8.18	$1,082

The grant date fair value of the options granted during the year ended December 31, 2019 and the nine months ended September 30, 2020, was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of comparable public companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the year ended December 31, 2019 and the nine months ended September 30, 2020 were as follows, presented on a weighted average basis:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2020	2019
Expected volatility	66.94%	66.94%
Weighted average risk-free interest rate	0.66%	2.07%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.85	6.77

Stock options generally vest over a three or four year period, as determined by the compensation committee of the board of directors at the time of grant. The options expire ten years from the grant date. As of September 30, 2020, there was approximately $4,453 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.21 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$282	$181	$720	$536
General and administrative	309	769	967	2,260
Total	$591	$950	$1,687	$2,796

Restricted Stock Units

During the nine months ended September 30, 2020 and 2019, the Company issued 92,500 and 181,000 restricted stock units (“RSUs”), respectively, to employees under the 2016 Plan. Upon vesting of the RSUs, the Company has the option to settle the award by either issuing shares of the Company's common stock or paying an amount of cash equal to the fair value of the Company's common stock on the settlement date. In each of October 2019 and January 2020, the Company cash settled 90,500 RSUs. As of September 30, 2020 and December 31, 2019, these RSUs are classified as restricted stock liability in the condensed consolidated balance sheets of $66 and $159, respectively, as they contain a cash settlement option.

During the nine months ended September 30, 2020, the Company granted 660,606 RSUs to an executive officer that will cliff vest and will be settled after three years of continuous service, or upon a change of control of the Company, whichever is earlier, pursuant to the 2016 Plan. During the nine months ended September 30, 2020, the Company recognized $170 of stock based compensation expense related to equity classified RSUs, as they do not contain a cash settlement option.

The following table presents a summary of outstanding RSUs under the 2016 Plan as of September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	90,500	$1.74
Awarded	753,106	$1.49
Settled in cash	(90,500)	$1.74
Outstanding at June 30, 2020	753,106	$1.49

As of September 30, 2020, there were 753,106 shares outstanding covered by RSUs that are expected to vest. The weighted average grant date fair value of these shares of restricted stock was $1.49 per share and the aggregate grant date fair value of these shares of restricted stock was approximately $1,112. As of September 30, 2020, there was approximately $884 of unrecognized compensation costs related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 2.17 years.

9. Net Loss Per Share

Basic and diluted net loss per share for the three and nine months ended September 30, 2020 and 2019 was calculated as follows (in thousands except share and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(7,057)	$(7,935)	$(20,804)	$(24,904)
Dividend attributable to down round feature of warrants	-	-	(303)	(359)
Dividend attributable to Series A & B convertible preferred stock	-	-	(372)	-
Series A & B convertible preferred stock - beneficial conversion feature	-	-	(9,399)	-
Net loss attributable to common stockholders for basic and diluted loss per share	$(7,057)	$(7,935)	$(30,878)	$(25,263)

Denominator:
Weighted average number of common shares outstanding - basic and diluted	76,321,644	23,923,196	53,548,902	22,039,386

Net loss per share attributable to common stockholders - basic and diluted	$(0.09)	$(0.33)	$(0.58)	$(1.15)

Included within weighted average common shares outstanding are 16,663,902 common shares issuable upon the exercise of the pre-funded warrants as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2020 and 2019, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock units to purchase common stock	753,106	-	753,106	-
Options to purchase common stock	6,278,853	4,019,566	6,278,853	4,019,566
Warrants to purchase common stock	36,040,833	10,369,752	36,040,833	10,369,752
	43,072,792	14,389,318	43,072,792	14,389,318

10. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of September 30, 2020, there were $381 noncancelable commitments under these agreements.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through September 30, 2020.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through September 30, 2020.

Legal Proceedings—At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings.

A patent covering the TRX518 antibody and its uses in methods of inducing or enhancing an immune response in a subject was granted in 2013 to the Company by the European Patent Office (EPO). Three notices of opposition to this patent were filed: two by major pharmaceutical companies and a third by an individual, possibly on behalf of a major pharmaceutical company. At the conclusion of the opposition proceedings before the Opposition Division of the EPO, the Opposition Division issued a decision indicating that the Company’s patent was maintained with modified claims that differ from the claims as originally granted. These narrowed claims cover the TRX518 antibody and uses of the TRX518 antibody in methods of inducing or enhancing an immune response in a subject. The Company filed an appeal of the decision of the Opposition Division seeking to obtain broader claims that more closely reflect the claims as granted in the patent. A hearing before the EPO Boards of Appeal took place on September 16, 2020, which resulted in the Boards of Appeal dismissing the appeal and maintaining the Decision of the Opposition Division. A written Decision by the Boards of Appeal was issued on September 25, 2020.

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

In December of 2019, a patent covering the use of the TRX518 antibody in combination with the chemotherapeutic agent, gemcitabine, for treating a colon tumor or adenocarcinoma of the colon, was granted to the Company by the EPO. A Notice of Opposition was filed against the patent by a single opponent, Sanofi, on September 25, 2020. The EPO issued a Communication on October 9, 2020 setting a deadline of February 9, 2021 for the Patentee to file a response to the Notice of Opposition. Oral proceedings at the EPO have not yet been scheduled.

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2020 or December 31, 2019.

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

Company Overview

We are a biopharmaceutical company developing novel therapies designed to treat patients with cancer by inhibiting fundamental tumor-promoting pathways and by harnessing the immune system to attack cancer cells. Our strategy is to identify, acquire, and develop molecules that will rapidly translate into high impact therapeutics that generate durable clinical benefit and enhanced patient outcomes. Our two clinical stage programs are:

·	DKN-01: A monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. DKK1 is a protein that regulates the Wnt signaling pathways and enables tumor cells to profilerate and spread, as well as suppresses the immune system from attacking the tumor. When DKN-01 binds to DKK1, an anti-tumor effect can be generated. DKN-01-based therapies have generated responses and clinical benefit in several patient populations. We are currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, hepatobiliary cancer, gynecologic cancers, or prostate cancer. In January 2020, we entered into an exclusive option and license agreement (the “BeiGene Agreement”) with BeiGene, Ltd., or BeiGene, which granted BeiGene the right to develop and commercialize DKN-01 in Asia (excluding Japan), Australia, and New Zealand.

·	TRX518: A monoclonal antibody targeting the glucocorticoid-induced tumor necrosis factor-related receptor, or GITR. GITR is a receptor found on the surface of a wide range of immune cells. GITR stimulation activates tumor fighting white blood cells and decreases the activity of potentially tumor-protective immunosuppressive cells. TRX518 has been specifically engineered to enhance the immune system's anti-tumor response by activating GITR signaling without causing the immune cells to be destroyed. We conducted clinical trials of TRX518 in patients with advanced solid tumors in combination with gemcitabine chemotherapy or with cancer immunotherapies known as PD-1 antagonists. In November 2019, we announced that we have deprioritized continued development of TRX518.

Recent Developments

Since June 30, 2020, we have continued to make progress with the clinical development and regulatory strategy of DKN-01:

•	First Patient Dosed in the DisTinGuish Study of DKN-01 plus Tislelizumab: We announced that the first patient had been dosed in our study evaluating DKN-01 plus BeiGene’s anti-PD-1 antibody, tislelizumab. The DisTinGuish study is a Phase 2a clinical trial evaluating DKN-01 in combination with tislelizumab, BeiGene's anti-PD-1 antibody, with or without chemotherapy, in patients with gastric or gastroesophageal junction cancer (G/GEJ). The study, which will be conducted in two parts, is expected to enroll up to 72 patients. Part A will enroll up to 24 patients with G/GEJ adenocarcinoma who have received no prior systemic treatment in the locally advanced/metastatic setting (first-line treatment), and Part B will enroll up to 48 patients with previously treated, inoperable, locally advanced or metastatic DKK1-high G/GEJ adenocarcinoma (second-line treatment). The study is designed to evaluate safety, tolerability, and efficacy of the combination therapy of intravenous DKN-01 and tislelizumab ± CAPOX (capecitabine + oxaliplatin) in G/GEJ adenocarcinoma patients. Treatment will be conducted in repeating 21-day cycles until the patient meets pre-established criteria for discontinuation or is no longer deriving clinical benefit. Part A and Part B of the study will be conducted concurrently.

•	DKN-01 Receives Fast Track Designation: We announced that the U.S. Food and Drug Administration (FDA) has granted Fast Track designation to DKN-01 in combination with tislelizumab for the treatment of patients with gastric and gastroesophageal junction (G/GEJ) adenocarcinoma whose tumors express high Dickkopf-1 protein (DKK1), following disease progression on or after prior fluoropyrimidine- and platinum- containing chemotherapy and if appropriate, human epidermal receptor growth factor (HER2)/neu-targeted therapy. The Fast Track program is intended to facilitate the development and expedite the review of drug candidates and vaccines that treat serious conditions and fill an unmet medical need. The purpose of Fast Track is to get important new drugs to the patient earlier. Programs with Fast Track designation may benefit from early and frequent communication with the FDA, in addition to a rolling submission of the marketing application. DKN-01 has also received Orphan Drug Designation for the treatment of gastric and gastroesophageal junction cancer from the FDA.

•	Presented Updated Data for DKN-01 in Esophagogastric Cancer Demonstrating Positive Outcomes in DKK1-high Patients: At the Society for Immunotherapy of Cancer’s 35th Anniversary Annual Meeting, we presented clinical data from the Phase 1b/2a clinical trial of DKN-01 in patients with advanced esophagogastric cancer (EGC). In the study, high levels of tumoral DKK1 expression correlated with improved clinical outcomes in heterogeneous EGC patients treated with DKN-01 monotherapy or in combination with paclitaxel or the anti-PD-1 antibody, pembrolizumab. Important patient subgroups in this study demonstrated consistent benefit in DKK1-high patients, including:

o	Anti-PD-1/PD-L1 refractory patients (all): The four DKK1-high patients had a significantly longer median progression-free survival (PFS) of 12.8 weeks and median overall survival (OS) of 46 weeks as compared to the five DKK1-low patients who experienced PFS of 6 weeks and OS of 16 weeks.
o	Anti-PD1/PD-L1 refractory GEJ/GC patients: The three DKK1-high patients had a best response of stable disease (SD) and a longer PFS of 13.4 weeks and OS of 37.4 weeks, as compared to the two DKK1-low patients who both had progressive disease (PD) with a PFS of 3.6 weeks and OS of 11.7 weeks.
o	Anti-PD-1/PD-L1 naïve GEJ/GC patients: As previously reported, DKK1-high patients experienced over 22 weeks PFS and nearly 32 weeks OS, with a 50% overall response rate (ORR) and 80% disease control rate (DCR) in ten evaluable patients. DKK1-low patients experienced nearly 6 weeks PFS and over 17 weeks OS, with a 20% DCR in fifteen evaluable patients. PD-L1 Combined Positive Scores (CPS) did not predict efficacy on the combination of DKN-01 plus pembrolizumab. In multi-variate analysis, DKK1-high status correlated with longer PFS independent of PD-L1 CPS scores.

•	Presented Updated Data for DKN-01 in Endometrial Cancer demonstrating Single Agent Activity in Biomarker-selected Patients: At the American Association for Cancer Research Virtual Meeting on Endometrial Cancer, we presented additional clinical data from the epithelial endometrial cancer (EEC) patients treated with DKN-01 monotherapy as part of our ongoing Phase 2 clinical trial of DKN-01, as both a monotherapy and in combination with paclitaxel chemotherapy, in patients with advanced gynecological malignancies. Twenty-nine EEC patients were enrolled in the DKN-01 monotherapy arm, over 75% of whom had experienced three or more prior lines of therapy. Of those patients, 26 were evaluable for response. Three important biomarker-selected subgroups were the focus of the data presentation:

o	Patients with Wnt Signaling Alterations: Patients with a Wnt signaling alteration had a higher response rate, greater clinical benefit, and longer PFS and OS compared to patients without a Wnt signaling alteration. In the group of 20 patients with a Wnt signaling alteration, one patient (5%) has an ongoing complete response, one patient (5%) had a partial response, eight patients (40%) had a best response of stable disease, and 10 patients (50%) had progressive disease, representing an ORR of 10% and a DCR of 50%. In the group of six patients without any Wnt signaling alterations, one patient (16.6%) had a best response of SD and five patients (83.3%) had PD. The patients with a Wnt signaling alteration experienced PFS of 1.9 months and OS of 15.1 months, compared to the patients without a Wnt signaling alteration who experienced PFS of 1.8 months and OS of 8.4 months.
o	Patients with Wnt Activating Mutations: Patients with Wnt activating mutations had longer PFS and OS than patients without Wnt activating mutations. The nine patients with a Wnt activating mutation experienced PFS of 5.5 months and had not reached a median OS, compared to the 20 patients without a Wnt activating mutation who experienced PFS of 1.8 months and OS of 12.2 months.
o	Patients expressing high tumor levels of DKK1: DKK1 expression data was available for 19 EEC patients treated with DKN-01 monotherapy. DKK1-high patients had a higher response rate, greater clinical benefit, and longer PFS than patients who were DKK1-low. In the group of seven patients with DKK1-high tumors, one patient (14.3%) had a partial response, three patients (42.9%) had SD, and 3 patients (42.9%) had PD, representing an ORR of 14.3% and a DCR of 57.1%. In the group of 12 patients with DKK1-low tumors, one patient (8.3%) had SD and 11 patients (91.7%) had PD. The DKK1-high patients experienced PFS of 3.0 months, compared to the DKK1-low patients who experienced PFS of 1.8 months.

Financial Overview

Revenues

Our revenues relate to our performance obligations under the BeiGene Agreement and may include such things as providing intellectual property licenses, performing technology transfer, performing research and development consulting services and notifying the customer of any enhancements to licensed technology or new technology that we discover, among others. We have determined that our performance obligations under the BeiGene Agreement, as evaluated at contract inception, were not distinct and represented a single performance obligation. Upfront payments are amortized to revenue on a straight-line basis over the performance period. Upfront payment contract liabilities resulting from our license agreement do not represent a financing component as the payment is not financing the transfer of goods or services, and the technology underlying the license granted reflects research and development expenses already incurred by us. Generally, all amounts received or due other than sales-based milestones and royalties are classified as license revenues. Sales-based milestones and royalties under our license agreement will be recognized as royalty revenue in the period the related sale occurred. We generally invoice our licensee upon the completion of the effort or achievement of a milestone, based on the terms of the agreement. Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods as performance obligations are satisfied. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Direct research and development by program:
DKN-01 program	$5,275	$3,806	$13,273	$12,428
TRX518 program	94	1,966	2,049	6,270

Total research and development expenses	$5,369	$5,772	$15,322	$18,698

Australian research and development incentives	$228	$(7)	$343	$129

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

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We utilize key assumptions to determine a stand-alone selling price for performance obligations, which may include revenue forecasts, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
License revenue	$375	$-	$375
Operating expenses:
Research and development	5,369	5,772	(403)
General and administrative	2,514	2,151	363
Total operating expenses	7,883	7,923	(40)
Loss from operations	(7,508)	(7,923)	415
Interest income	3	80	(77)
Interest expense	(17)	(5)	(12)
Australian research and development incentives	228	(7)	235
Foreign currency gains (loss)	237	(80)	317
Net loss	$(7,057)	$(7,935)	$878

Revenues

License revenues for the three months ended September 30, 2020 were $0.4 million and relate to the BeiGene Agreement for the development and commercialization of DKN-01 in Asia (excluding Japan), Australia, and New Zealand. The BeiGene Agreement became effective January 3, 2020. As the BeiGene Agreement is the first such license agreement, no license revenues were recorded during the three months ended September 30, 2019.

Research and Development Expenses

	Three Months Ended September 30,
	2020	2019	Increase (Decrease)
	(in thousands)
Direct research and development by program:
DKN-01 program	$5,275	$3,806	$1,469
TRX518 program	94	1,966	(1,872)

Total research and development expenses	$5,369	$5,772	$(403)

Research and development expenses were $5.4 million for the three months ended September 30, 2020, compared to $5.8 million for the three months ended September 30, 2019. The decrease of $0.4 million in research and development expenses was primarily due to a decrease of $0.7 million in clinical trial costs due to deprioritizing the continued development of TRX518 in November 2019 and timing of patient enrollment, partially offset by an increase of $0.3 million in payroll and other related expenses due to an increase in headcount of our research and development full time employees.

General and Administrative Expenses

General and administrative expenses were $2.5 million for the three months ended September 30, 2020, compared to $2.2 million for the three months ended September 30, 2019. The increase of $0.3 million in general and administrative expenses was due to a $0.5 million increase in professional fees primarily due to increased recruiting and information technology costs and a $0.2 million increase in payroll and other related expenses during the three months ended September 30, 2020 as compared to the same period in 2019. These increases were partially offset by a decrease of $0.4 million in stock based compensation expense, primarily due to stock option grants made to our executive officers during the three months ended March 31, 2017 which fully vested in January 2020.

Interest Income

We recorded interest income of $0.1 million in the three months ended September 30, 2019. During the three months ended September 30, 2020, we recorded an immaterial amount of interest income.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.2 million during the three months ended September 30, 2020, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material. During the three months ended September 30, 2019, the Australian research and development incentives recognized were offset by an adjustment to the prior year estimated Australian research and development incentives, resulting in a net expense for the period.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gains (loss)

During the three months ended September 30, 2020 and 2019, we recorded foreign currency gains (losses) of $0.2 million and ($0.1) million, respectively. Foreign currency gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
License revenue	$1,125	$-	$1,125
Operating expenses:
Research and development	15,322	18,698	(3,376)
General and administrative	7,188	6,481	707
Total operating expenses	22,510	25,179	(2,669)
Loss from operations	(21,385)	(25,179)	3,794
Interest income	91	281	(190)
Interest expense	(42)	(21)	(21)
Australian research and development incentives	343	129	214
Foreign currency loss	189	(114)	303
Net loss	$(20,804)	$(24,904)	$4,100

Revenues

License revenues for the nine months ended September 30, 2020 were $1.1 million and relate to the BeiGene Agreement for the development and commercialization of DKN-01 in Asia (excluding Japan), Australia, and New Zealand. The BeiGene Agreement became effective January 3, 2020. As the BeiGene Agreement is the first such license agreement, no license revenues were recorded during the nine months ended September 30, 2019.

Research and development expenses

	Nine Months Ended September 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Direct research and development by program:
DKN-01 program	$13,273	$12,428	$845
TRX518 program	2,049	6,270	(4,221)

Total research and development expenses	$15,322	$18,698	$(3,376)

Research and development expenses were $15.3 million for the nine months ended September 30, 2020, compared to $18.7 million for the nine months ended September 30, 2019. The decrease of $3.4 million in research and development expenses was primarily due to a decrease of $3.6 million in clinical trial costs due to deprioritizing the continued development of TRX518 in November 2019 and timing of patient enrollment, a $0.2 million decrease in consulting fees associated with research and development activities, and a $0.2 million decrease in rent expense due to the closing of our research laboratory in April of 2020. These decreases were partially offset by an increase of $0.6 million in payroll and other related expenses due to an increase in headcount of our research and development full time employees.

General and Administrative Expenses

General and administrative expenses were $7.2 million for the nine months ended September 30, 2020, compared to $6.5 million for the nine months ended September 30, 2019. The increase of $0.7 million in general and administrative expenses was due to a $0.9 million increase in professional fees primarily due to increased recruiting and information technology costs, a $0.8 million increase in payroll and other related expenses due to an increase in compensation expense during the nine months ended September 30, 2020 as compared to the same period in 2019 and a $0.2 million increase in insurance expense. These increases were partially offset by a decrease of $1.2 million in stock based compensation expense, primarily due to stock option grants made to our executive officers during the three months ended March 31, 2017 which fully vested in January 2020.

   Interest Income

We recorded interest income of $0.1 million and $0.3 million, respectively, during the nine months ended September 30, 2020 and 2019.

   Australian Research and Development Incentives

We recorded R&D incentive income of $0.3 million and $0.1 million, respectively, in each of the nine months ended September 30, 2020 and 2019, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

   Foreign Currency Loss

During the nine months ended September 30, 2020 and 2019, we recorded an immaterial amount of foreign currency losses. Foreign currency losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

Financial Position, Liquidity and Capital Resources

Since our inception, we have been engaged in organizational activities, including raising capital, and research and development activities. We do not yet have a product that has been approved by the Food and Drug Administration (the “FDA”), have not yet achieved profitable operations, nor have we ever generated positive cash flows from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, our future operations are dependent on the success of efforts to raise additional capital, our research and commercialization efforts, regulatory approval, and, ultimately, the market acceptance of our products.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2020, we had cash and cash equivalents of $58.0 million. Additionally, we had an accumulated deficit of $216 million at September 30, 2020, and during the nine months ended September 30, 2020, we incurred a net loss of $20.1 million. We expect to continue to generate operating losses in the foreseeable future. We believe that our cash and cash equivalents of $58.0 million as of September 30, 2020 will be sufficient to fund our operating expenses for at least the next 12 months from issuance of these financial statements.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(19,969)	$(21,008)
Cash provided by (used) in investing activities	25	(100)
Cash provided by financing activities	73,997	14,836
Effect of exchange rate changes on cash and cash equivalents	31	46
Net increase (decrease) in cash and cash equivalents	$54,084	$(6,226)

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2020 was primarily related to our net loss from the operation of our business of $20.8 million and net changes in working capital, including a decrease in accounts payable and accrued expenses of $3.2 million, an increase in contract acquisition costs of $0.3 million and a decrease in lease liabilities of $0.4 million. There was also a noncash change of $0.2 million due to foreign currency gains and a $0.1 million decrease related to a noncash change in restricted stock liability. These changes were partially offset by a decrease of $0.7 million in prepaid expenses and other assets, an increase of $1.9 million in deferred revenue, noncash stock based compensation expense of $1.9 million, noncash lease expense of $0.4 million and amortization of contract asset of $0.1 million.

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

Investing Activities. Net cash provided by investing activities during the nine months ended September 30, 2020 was related to proceeds from the sale of equipment. Net cash used in investing activities during the nine months ended September 30, 2019 was related to purchases of equipment.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of $48.5 million in proceeds from the issuance of common stock in connection with the 2020 Public Offering, $27.0 million in proceeds from the issuance of Series A Preferred Stock and Series B Preferred Stock in connection with the January 2020 Private Placement and $0.4 million in proceeds from the issuance of common stock upon the exercise of stock options and warrants. These increases were partially offset by payments of $1.9 million for offering costs.

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

As of September 30, 2020, our management, with the participation of our Chief Executive Officer, who is also serving as Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded, based upon the evaluation described above, that, as of September 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

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

EXHIBIT INDEX

10.1*	Employment Agreement, by and between the Company and Christine Granfield, dated as of August 16, 2020.

31.1*	Certification of Chief Executive Officer and Chief Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019,

(ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 , (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP THERAPEUTICS, INC.

Date: November 12, 2020	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Duly
Authorized Signatory)