Form 10-K
period 2020-12-31
LEAP THERAPEUTICS, INC.
filed 2021-03-12
CIK 1509745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
   ☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
Or
   ☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from       to
Commission file number 001-37990
LEAP THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
Delaware	27-4412575
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
47 Thorndike Street, Suite B1-1 Cambridge, MA	02141
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (617) 714-0360
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	LPTX	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed based on the closing price for such stock as reported on the Nasdaq Global Market on June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was approximately: $108.6 million.
As of March 9, 2021 there were 59,657,742 outstanding shares of the registrant’s common stock, par value $0.001 per share, which is the only outstanding capital stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K. With the exception of the portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders that are expressly incorporated by reference into this Annual Report on Form 10-K, such proxy statement shall not be deemed filed as part of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” or the negative of such terms or other comparable terminology. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, that the initiation, conduct, and completion of clinical trials, laboratory operations, manufacturing campaigns, and other studies may be delayed, adversely affected, or impacted by COVID-19 related issues; our ability and plan to develop and commercialize DKN-01; status, timing and results of preclinical studies and clinical trials; the potential benefits of DKN-01; the timing of our development programs and seeking regulatory approval of DKN-01; our ability to obtain and maintain regulatory approval; our estimates of expenses and future revenues and profitability; our estimates regarding our capital requirements and our needs for additional financing; our estimates of the size of the potential markets for DKN-01; the benefits to be derived from our agreement with BeiGene, Ltd. (“BeiGene”) and any other collaborations, license agreements, or other acquisition efforts, including those relating to the development and commercialization of DKN-01; sources of revenues and anticipated revenues, including contributions from our agreement with BeiGene any other collaborations or license agreements for the development and commercialization of products; our ability to create an effective sales and marketing infrastructure if we elect to market and sell DKN-01 directly; the rate and degree of market acceptance of DKN-01; the timing and amount of reimbursement for DKN-01; the success of other competing therapies that may become available; the manufacturing capacity for DKN-01; our intellectual property position; our ability to maintain and protect our intellectual property rights; our results of operations, financial condition, liquidity, prospects, and growth and strategies; the industry in which we operate; and the trends that may affect the industry or us.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods. You should carefully read this Annual Report and the documents that we have filed as exhibits to this Annual Report completely.
You should refer to Item 1A. Risk Factors in this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Any forward-looking statement that we make in this Annual Report speaks only as of the date of such statement, and, except to the extent required by applicable law, we undertake no obligation to update such statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
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
INTRODUCTORY COMMENT
References to Leap
Throughout this Annual Report on Form 10-K, the “Company,” “Leap,” “Leap Therapeutics,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Leap Therapeutics, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Leap Therapeutics, Inc.

PART I
Item 1.
BUSINESS

Corporate Information
We were incorporated in the state of Delaware on January 3, 2011. During 2015, HealthCare Pharmaceuticals Pty Ltd (“HCP Australia”) was formed and is our wholly owned subsidiary.
On December 10, 2015, we entered into a merger agreement with GITR Inc. (“GITR”), an entity under common control, whereby a wholly owned subsidiary was merged with GITR and the surviving name of the wholly owned subsidiary was GITR Inc.
On August 29, 2016, we entered into a merger agreement with Macrocure Ltd. (“Macrocure”), a publicly held, clinical-stage biotechnology company based in Petach Tikva, Israel. In connection with the merger, we applied to be listed on the Nasdaq Global Market. Nasdaq approved the listing, and trading in our common stock commencing on January 24, 2017, under the trading symbol “LPTX.” On February 1, 2017, Macrocure’s name was changed to Leap Therapeutics Ltd. In 2020, Leap Therapeutics Ltd. was dissolved.
The mailing address of Leap’s principal executive office is 47 Thorndike Street, Suite B1-1, Cambridge, MA 02141. Leap’s telephone number is 617-714-0360. Leap’s website address is www.leaptx.com (the information contained therein or linked thereto shall not be considered incorporated by reference in this Form 10-K).
Overview
We are a biopharmaceutical company developing novel therapies designed to treat patients with cancer by inhibiting fundamental tumor-promoting pathways and by harnessing the immune system to attack cancer cells. Our strategy is to identify, acquire, and develop molecules that will rapidly translate into high impact therapeutics that generate durable clinical benefit and enhanced patient outcomes. Our lead clinical stage program is DKN-01, a monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. DKK1 is a protein that regulates the Wnt signaling pathways and enables tumor cells to proliferate and spread, as well as suppresses the immune system from attacking the tumor. When DKN-01 binds to DKK1, an anti-tumor effect can be generated. DKN-01-based therapies have generated responses and clinical benefit in several patient populations. We are currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, hepatobiliary cancer, gynecologic cancers, or prostate cancer. In January 2020, we entered into an Option and License Agreement with BeiGene, Ltd., or BeiGene, which granted BeiGene the right to develop and commercialize DKN-01 in Asia (excluding Japan), Australia, and New Zealand. We intend to apply our extensive experience identifying and developing transformational products to aggressively develop DKN-01 and build a pipeline of programs that have the potential to change the practice of cancer medicine.
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
Esophagogastric Cancer (EGC)
Esophageal cancer, or EC, and gastric cancer, or GC, are malignancies of the digestive tract. The American Cancer Society, or ACS, estimates that there are about 18,000 new patients diagnosed in the United States with EC and 28,000 new patients with GC each year. The World Cancer Research Fund estimates that there are over 450,000 EC patients and 950,000 GC patients diagnosed each year worldwide, with a majority of the prevalence in Eastern Asia. EC patients have difficulty swallowing and often have pain while swallowing. Substantial weight loss can result from reduced appetite, poor nutrition and having an active cancer. Pain may be severe, occur almost daily, and be worsened by swallowing any form of food. The disruption of normal swallowing can lead to aspiration of food content, nausea, vomiting and an increased risk of pneumonia. The tumor itself may be irritable and bleed, which can either cause spitting up with blood or blood in the bowels. Compression of local structures in the esophagus occurs in advanced disease, leading to problems such as upper airway obstruction. Many people diagnosed with EGC have late-stage disease, because people usually do not have significant symptoms until the tumor is fairly large. In advanced stages, the cancer frequently spreads into the liver or lungs. EC and GC patients have few treatment options, and patients have a 5-year survival rate of 18.8% and 30.6%, respectively. The frequently-used therapies in patients who have not had many previous courses of treatment have low objective response rates, defined as patients with a greater than 30% reduction in tumor volume as determined by the Response Evaluation Criteria in Solid Tumors v1.1, known as RECIST. Published data has demonstrated that paclitaxel monotherapy generated a response rate of 6.7% in second-line EC patients and 16% in second-line GC patients. Studies have also demonstrated that PD-1 antibody monotherapy generated a response rate of 9% in GC patients who have tumors that are not microsatellite instability high.
Gynecologic Cancers
There are numerous forms of gynecologic cancers, but two of the most prevalent types are cancers of the uterus or ovaries. According to the NCI, there are more than 61,000 patients diagnosed with uterine cancer and 22,000 patients diagnosed with ovarian cancer each year in the United States. There are currently very few treatment options for these patients, typically consisting of chemotherapy, local radiation therapy, and hormonal agents, and poor treatment outcomes. Patients with endometrioid cancers have a high frequency of mutations in a protein known as beta-catenin, with alterations estimated at approximately 30% of cases according to The Cancer Genome Atlas. These b-catenin mutations are often driver mutations leading to rapid disease progression and poor outcomes. Recently the combination of lenvatinib and pembrolizumab was approved under accelerated approval for second line non-MSI-H or mismatch repair deficient endometrial carcinoma based on response rate and durability of response.
Prostate Cancer
Prostate cancer is one of the most common types of cancer in men. There are several types of prostate cancer, but the vast majority are adenocarcinomas that arise from the gland cells that produce prostate fluid as part of the male reproductive system. According to the American Cancer Society, about 175,000 cases are diagnosed each year in the United States. Treatment options include the surgical removal of the prostate, radiation, as well as hormonal agents; many of which can result in poor side effects, such as urinary incontinence and erectile dysfunction. Most prostate cancer tumors eventually become resistant to hormonal treatments. As this stage, which is referred to as metastatic castration-resistant prostate cancer, or mCRPC, chemotherapies, usually taxanes, offer the next line of treatment offering objective response rates of 30% or less. After progressing through taxanes, the next line of treatment consists of cabazitaxel or Radium-223, both of which are associated with significant toxicity. Androgen-receptor negative, non-neuroendocrine, or double negative, mCRPC is a particularly difficult-to-treat subtype that comes with a worsened prognosis. Research has shown that, in this double negative subtype, DKK1 is specifically upregulated and patients with higher DKK1 levels have a loss of certain immune system cells that could target the cancer.
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
Cancer Immunotherapy
The immune system has evolved a dynamic ability to identify and attack cells which pose a danger to the body. Often these dangerous cells are foreign, or non-self, cells, but a person’s own cells can become a danger, such as with cancer. Ideally, the immune system identifies cancer cells as dangerous and removes them before they can grow into tumors. However, cancer cells can evade or suppress the body’s natural immune response by secreting anti-inflammatory molecules and by using receptors on the cell membrane of either immune system cells or cancer cells known as immune checkpoints. Cancer therapies known as checkpoint inhibitors, such as nivolumab, pembrolizumab, atezolizumab, and tislelizumab, are designed to block checkpoint receptors, such as Programmed Cell Death protein-1, or PD-1, or its ligand, PD-L1, and prevent the cancer cell from evading the natural immune response, thus enabling the immune system to mount an attack on the tumor. While there are several FDA-approved checkpoint inhibitors, there is a consensus in the scientific and medical communities that there remains room for improvement in response rate and efficacy. In many cases, the lack of efficacy has been attributed to an insufficient immune response.
Our Approach
Our approach to treating cancer patients seeks to enhance the effectiveness of approved chemotherapies and immune checkpoint inhibitors by:
•
altering cell signaling pathways that promote tumor growth and spreading;

•
stimulating the immune cells that could attack the tumor; and

•
inhibiting immune suppression that would prevent an attack on the tumor.

Altering cell signaling.   An important set of signaling pathways in cancer cells are known as the canonical and non-canonical Wnt pathways and the PI3 kinase—AKT pathway. DKK1 serves as one of the inhibitors of the canonical Wnt signaling pathway, modulates the non-canonical Wnt signaling pathways, and directly activates the PI3 kinase—AKT pathway. Changes in these pathways can lead to the expression of several cancer-causing genes and factors associated with cell growth, angiogenesis, and metastasis. We believe that a monoclonal antibody that reduces free DKK1 could shift signaling to healthier levels, thereby resulting in a direct anti-tumor effect as well as a local anti-angiogenic effect in the diseased tissue. These mechanisms could enhance or complement the anti-tumor mechanisms used by chemotherapies or other therapies targeted at different cell signaling pathways.
Enhancing anti-tumor immune cells.   A potential way to enhance an immune response against a tumor is by activating tumor-attacking immune cells, such as natural killer cells, or NK cells, or T lymphocytes, or T cells. This strategy is expected to overcome mechanisms that would prevent these immune cells from attacking a tumor. Preclinical data has shown that DKK1 suppresses the activity of NK cells in the tumor microenvironment and that inhibition of DKK1 can enhance NK cell activity. Antibodies that enhance the immune system have the potential to be combined with chemotherapy or checkpoint inhibitors to generate a more robust anti-tumor immune response.

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
Our Product and Clinical Studies
DKN-01
DKK1 is a cell secreted protein that research has found plays a crucial role in embryonic development. DKK1 binds to specific cell surface receptors and affects the signaling of key cellular pathways, known as the canonical and non-canonical Wnt signaling pathways. DKK1 serves as one of the inhibitors of the canonical Wnt signaling pathway and modulates the non-canonical Wnt signaling pathways. DKK1 is also a modulator of CKAP4/PI3K/AKT signaling. Changes in these pathways can lead to the expression of several cancer-causing genes and factors associated with cell growth, angiogenesis, and metastasis. DKK1 also has a role in suppressing the immune system from effectively targeting and clearing the cancer.
Published data indicates that DKK1 expression levels are significantly higher in many cancers, including esophagogastric cancer, or EGC, biliary tract cancer, and non-small cell lung cancer(NSCLC). In addition, elevated DKK1 expression is associated with worse overall survival for patients with EGC, biliary tract cancer, NSCLC, and other cancers. Researchers have shown that when the DKK1 protein is added in certain animal models, the cancer grows larger.
Recent publications have also demonstrated a role for DKK1 in maintaining an environment around a tumor that suppresses the immune system’s ability to clear the tumor and to prevent metastasis. DKK1 has been shown to activate the suppressive effects of myeloid-derived suppressor cells, or MDSC, a type of white blood cell that can potently block other immune system cells. Other published data has shown that metastatic tumor cells with stem cell-like features avoid the immune system by overexpressing DKK1 and secreting it out of the cell. Secreted DKK1 can then down-regulate certain molecules on tumor cells known as natural killer cell activating ligands, or NK cell ligands, that would activate the immune system, causing these cancer cells to remain invisible to NK cells and evade the immune system. Through these multiple activities, research has shown that DKK1 helps protect the cancer cells from being targeted by the immune system.
Preclinical studies that we and others have conducted demonstrated that using an anti-DKK1 antibody can lead to clinical benefits in xenograft cancer models. The anti-DKK1 antibody is believed to shift cell signaling to healthy levels, thereby resulting in a direct anti-tumor effect as well as a local anti-angiogenic effect in the diseased tissue. In these models, researchers demonstrated that an anti-DKK1 antibody allowed the immune system to recognize and attack the cancer cells. We believe that the more selective and local the activity is to the tumor, the more likely a drug will be safe and well tolerated and a potential combination partner to other anti-cancer drugs.
DKN-01 is a high affinity, neutralizing monoclonal antibody targeting DKK1. We have shown that DKN-01 reduces free DKK1 levels and has demonstrated an anti-tumor effect in preclinical models.
On June 11, 2020, the FDA granted orphan drug designation to DKN-01 for the treatment of gastric and gastroesophageal junction cancer. In addition, on September 24, 2020 the FDA granted Fast Track designation to DKN-01 in combination with BeiGene’s tislelizumab for the treatment of patients with gastric and gastroesophageal junction adenocarcinoma whose tumors express high DKK1, following disease progression on or after prior fluoropyrimidine- and platinum- containing chemotherapy and if appropriate, human epidermal receptor growth factor (HER2)/neu-targeted therapy.
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
We enrolled thirty-two patients in Parts A and B, twenty-four of whom were patients with NSCLC. DKN-01 was well tolerated with no dose limiting toxicities, or DLTs, or serious adverse events, or SAEs, that were deemed by the physician to be related to DKN-01 treatment or treatment-emergent adverse events, or TEAEs, which lead to study discontinuation. All of the treatment-related adverse events were Grade 1 or Grade 2, the two lowest severity levels. TEAEs were generally those typically observed in cancer patients; and the most frequently reported treatment-related TEAEs were fatigue (25%) and nausea (9.4%).
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
P102—Esophagogastric Cancer (EGC)
We conducted study P102, a multi-part Phase 1/2 study of DKN-01 as a monotherapy and in combination with paclitaxel or KEYTRUDA® (pembrolizumab) in advanced EGC patients, all of whom have had previous treatment with standard therapies. Many of these subjects have had multiple lines of prior therapy and/or rapidly growing tumors, representing a difficult to treat population. The study is intended to establish the safety and activity of DKN-01 as a monotherapy and in combination with paclitaxel or pembrolizumab and has the secondary endpoints of ORR, PFS, and OS.
Monotherapy
Two DKN-01 monotherapy patients in the sub-study experienced PRs by central imaging analysis. A patient who had previously been treated with prior immunotherapies, including an anti-PD-L1 antibody and an inhibitor of indoleamine-2,3-dioxygenase (IDO), achieved a PR and was on therapy for over one year, and an additional esophageal cancer patient experienced a single agent PR. Six additional patients of the twenty evaluable for central imaging assessment were determined to have had a best response of stable disease(SD).
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
The combination of DKN-01 and pembrolizumab in gastroesophageal junction and gastric cancer patients demonstrated improved outcomes in patients whose tumors expressed high levels of DKK1 as measured by in situ hybridization RNAscope, or DKK1-high, and who had not previously been treated with PD-1/PD-L1 therapy. DKK1-high patients experienced over 22 weeks median PFS and nearly 32 weeks OS, with a 50% ORR and an 80% disease control rate, or DCR, in ten evaluable patients. Patients whose tumors expressed low levels of DKK1, or DKK1-low, experienced nearly 6 weeks median PFS and just over 17 weeks OS, with a 20% DCR in fifteen evaluable patients.
By independent central imaging review, two out of six DKK1-high PD-1/PD-L1 naïve esophageal cancer patients experienced a PR. Both of these responses lasted over 200 days. Of the ten PD-1/PD-L1 naïve esophageal cancer patients who had received more than one prior line of therapy, there was a 40% DCR in the five DKK1-high patients compared to a 0% DCR for the five DKK1-low patients.
The DKK1-high anti-PD-1/PD-L1 refractory patients treated with DKN-01 plus pembrolizumab experienced a significantly longer PFS of 12.8 weeks and OS of 46 weeks compared to the DKK1-low patients who experienced a PFS of 6 weeks and OS of 16 weeks. Among the six GEJ/GC patients who were refractory to PD-1/PD-L1 therapy, three DKK1-high patients had a best response of SD, whereas the three patients with DKK1-low tumors had progressive disease (PD).
PD-L1 Combined Positive Scores, or CPS, did not predict efficacy on the combination of DKN-01 plus pembrolizumab. In multi-variate analysis, DKK1-high status correlated with longer PFS independent of PD-L1 CPS scores. One-third of patients in the study were DKK1-high.
P205—Tislelizumab Combination in GC/GEJ
As part of the collaboration with BeiGene, we are studying the combination of DKN-01 and BeiGene’s anti-PD-1 antibody, tislelizumab. We are evaluating approximately forty patients with second-line gastric cancer or gastroesophageal junction cancer whose tumors are DKK1-high per prospective analysis. In addition, we are evaluating the combination of DKN-01 with tislelizumab and capecitabine and oxaliplatin in approximately twenty patients with first-line GC/GEJ. We initiated this clinical trial in the third quarter of 2020 and expect to present initial data in the second half of 2021.
P204—Gynecologic Malignancies
We conducted study P204, a Phase 2 basket study of DKN-01 as a monotherapy and in combination with paclitaxel in patients with advanced epithelial endometrioid cancer (EEC), epithelial ovarian cancer (EOC), and carcinosarcoma. The study consisted of six dosing groups and enrolled 111 patients. The primary objective in each independent study group was to determine the ORR. Secondary objectives were to determine additional measurements of efficacy, such as OS and PFS, and to evaluate the safety of the study treatment regimen. The study was designed to enroll at least 50% of patients whose tumors have predefined activating mutations or signaling alterations in the Wnt pathway.
Twenty-nine EEC patients, who had previously received one to ten lines of therapy, enrolled on DKN-01 monotherapy. In the cohort of twenty evaluable monotherapy EEC patients with identified Wnt signaling mutations, patients had higher response rates and demonstrated longer PFS as compared to patients without Wnt signaling mutations. One patient (5%) has an ongoing complete response, one patient (5%) had a PR, eight patients (40%) had a best response of SD, and 10 patients (50%) had PD, representing an ORR of 10% and a DCR of 50%. In the group of six patients without any Wnt signaling alterations, one patient (16.7%) had a best response of SD and five patients (83.3%) had PD. The patients with a Wnt signaling alteration experienced PFS of 1.9 months and OS of 15.1 months, compared to the patients without a Wnt signaling alteration who experienced PFS of 1.8 months and OS of 8.4 months. The nine patients with a Wnt activating mutation experienced PFS of 5.5 months and had not reached a median OS, compared to the 20 patients without a Wnt activating mutation who experienced PFS of 1.8 months and OS of 12.2 months.
Tumoral DKK1 expression data was available for 19 EEC patients treated with DKN-01 monotherapy. In the group of seven patients with DKK1-high tumors, one patient (14.3%) had a PR, three patients (42.9%) had SD, and 3 patients (42.9%) had PD, representing an ORR of 14.3% and a DCR of 57.1%. In the group of 12 patients with DKK1-low tumors, one patient (8.3%) had SD and 11 patients (91.7%) had PD. The DKK1-high patients experienced PFS of 3.0 months, compared to the DKK1-low patients who experienced PFS of 1.8 months.
Additional data from this study is expected to be presented in March 2021.
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
Investigator-Initiated and Collaborative Group Studies
As part of our strategy to advance the development of DKN-01 in a cost-effective manner and on a global basis, we work with key opinion leaders and groups to initiate and conduct clinical trials in targeted patient populations and in combination with other therapies. We currently have established relationships for four investigator-initiated studies (ISTs):
Prostate Cancer:   We have an IST led by David R. Wise, M.D., Ph.D. of the Perlmutter Cancer Center at NYU Langone Health evaluating DKN-01 in advanced metastatic castration-resistant prostate cancer patients whose tumors are DKK1-positive or have Wnt activating mutations.
Hepatocellular Cancer:   Our DIAL-1 IST is evaluating DKN-01 as a monotherapy and in combination with sorafenib in patients with hepatocellular carcinoma, a type of liver cancer that has a high percentage of patients with Wnt pathway alterations. The study is led by principal investigators Markus Moehler, M.D.,

Ph.D, Professor of Gastrointestinal Oncology, and Jens Marquardt, M.D., Lichtenberg Professor for Molecular Hepatocarcinogenesis, Johannes-Gutenberg University in Mainz, Germany.
Biliary Tract Cancer:   We have an IST at Massachusetts General Hospital evaluating DKN-01 in combination with Bristol-Myers Squibb’s OPDIVO® (nivolumab) in previously treated patients with advanced biliary tract cancer that enrolled 13 patients who had progressed after one or more lines of systemic therapy for advanced biliary tract cancer. Bristol-Myers Squibb is providing nivolumab drug supply and partial funding for the study.
Esophagogastric Cancer:   The Royal Marsden Hospital in the United Kingdom is conducting the WAKING study that is evaluating DKN-01 in combination with Roche’s Tecentriq® (atezolizumab) in patients with microsatellite stable esophagogastric cancer. Roche is providing atezolizumab drug supply and funding the study as part of its imCORE network.
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
Our ability to prevent third parties from making, using, selling, offering to sell or importing competing products to ours, including a competitor to DKN-01, depends on the validity, enforceability and/or scope of our patents. We have several patents and patent applications relating to DKN-01 and its therapeutic uses, and possess substantial know-how relating to the development and commercialization of DKN-01. We cannot be sure that any of our pending patent applications or future patent filings will lead to the issuance of new patents, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be adequate to protect our market.
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
We own pending applications directed to the use of a biomarker in patients receiving DKN-01 therapy in the following jurisdictions: Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Russia, Singapore and the United States. Any patents that may issue in the United States based on the pending U.S. Application will expire in 2037, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Hatch-Waxman Act, and provided that all required maintenance fee payments are timely paid. Any patents that may issue in foreign jurisdictions will likewise expire in 2037, provided that all required annuities are timely paid. We also own two pending international patent applications filed under the Patent Cooperation Treaty (PCT) directed to the treatment of cancer using DKN-01 in specific subpopulations of patients. The PCT is an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the member states. Although a PCT application is not itself examined and cannot issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. In the first PCT application, the patient subpopulation is defined by its DKK-1 expression level. In the second PCT application, the patient subpopulation is defined as harboring a specific genetic mutation. Any patents than may issue in the United States based on the pending PCT applications will expire in 2040, absent any terminal disclaimers, patent term adjustment due to administrative delays at the USPTO or patent term extension under the Hatch-Waxman Act, and provided that all required maintenance fee payments are timely paid. Any patents that may issue in foreign jurisdictions will likewise expire in 2040, provided that all required annuities are timely paid.
We have historically been developing a second pipeline product, TRX518, which is a monoclonal antibody that targets the glucocorticoid TNF-family receptor, or GITR. We discontinued the active development of TRX518 in November 2019. We own 67 patents and 5 pending patent applications relating to TRX518 and uses thereof. The patents and applications primarily fall into two families. The base 20-year term for U.S. patents in the first family would expire in 2026 and in the second family would expire in 2028 provided that all required maintenance fee payments are timely paid and no terminal disclaimers are filed. Patent term extensions for delays in marketing approval may also extend the terms of patents in these two families. The various patent applications and patents covering TRX518 include claims directed to compositions of matter (antibodies and antigen-binding fragments), pharmaceutical compositions, methods for inducing or enhancing an immune response, methods of treating a subject having a cancerous tumor, combination therapies, and uses of antibodies and antigen-binding fragments. Patent applications and patents claiming these subject matters have been filed and/or granted in the following jurisdictions: the United States, Australia, Canada, Europe (Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, the Netherlands, Portugal, Spain, Sweden, Switzerland, and the United Kingdom), Hong Kong, India and Japan.
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
The term of a U.S. patent may be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act or Hatch-Waxman Amendment, to account for at least some of the time a product is under development and regulatory review after the patent is granted. With regard to a product for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of protection of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved product, an FDA-approved method of treatment using the product, and/or a method of manufacturing the FDA-approved product. The extended protection cannot exceed the shorter of five years beyond the non-extended expiration of the patent or 14 years from the date of the FDA approval of the product. Some foreign jurisdictions, including Europe, have patent extension provisions (e.g., supplementary protection certificates), which allow for extension of the protection of a patent that covers a drug approved by the applicable foreign regulatory agency. In the future, if and when DKN-01 receives FDA approval, we expect to apply for patent term extension to extend the protection of one of our U.S. patents covering DKN-01, its use, or a method of manufacturing this product. We also may pursue extensions in foreign jurisdictions where applicable.
Lilly License Agreement
On January 3, 2011, we entered into a license agreement with Lilly (the “Lilly Agreement”), pursuant to which Lilly granted us an exclusive license for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. The license includes a right to sublicense, under certain Lilly intellectual property rights to further develop and commercialize, on a worldwide basis, pharmaceutical products containing such licensed compounds.
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
Either party may terminate the Lilly Agreement with immediate effect if the other party enters into bankruptcy or takes similar action. We may terminate the Lilly Agreement (i) at any time without cause upon ninety (90) days written notice to Lilly or (ii) upon material breach of the Lilly Agreement by Lilly upon ninety (90) days written notice to Lilly, unless Lilly cures such breach or violation during such ninety (90) day period. Lilly may terminate the agreement (i) upon our material breach of the Lilly Agreement upon ninety (90) days written notice to us, unless we cure such breach or violation during such ninety day period or (ii) if we challenge, or materially assist any third person to challenge, the validity or enforceability of the licensed intellectual property that is the subject of the Lilly Agreement upon thirty (30) days written notice to us, unless we cure such breach or violation during such thirty (30) day period.
If Lilly terminates the Lilly Agreement or if we terminate the Lilly Agreement without cause, (i) all rights under the licensed intellectual property rights will terminate and immediately and automatically revert to Lilly, (ii) any sublicense will be assigned by us to Lilly so that such sublicense becomes a direct license between Lilly and such sublicensee, (iii) subject to certain limitations, we will be required to grant to Lilly an irrevocable, non-exclusive, perpetual, fully paid up license under all patent rights developed or acquired by us during the term of the Lilly Agreement that relate to the Lilly licensed intellectual property, (iv) subject to certain limitations, we will be required to grant to Lilly an irrevocable, non-exclusive, perpetual, fully paid up license to the results of data from all preclinical and clinical studies of any compound or product covered by the Lilly Agreement, (v) subject to certain limitations, we will be required to take all steps necessary to permit Lilly to commence marketing product covered by the Lilly Agreement, and (vi) we will be required to assign or re-assign to Lilly all Lilly patents covered by the Lilly Agreement and that were assigned by Lilly to us. If we terminate the Lilly Agreement for material breach by Lilly or Lilly’s bankruptcy, the licenses will remain in full force and effect and we will remain liable for the payment of all royalty obligations under the Lilly Agreement. However, in this case, we may offset against such royalties any damages that we are entitled to for breach of the Lilly Agreement by Lilly.
The Lilly Agreement also contains certain standard representations and warranties and certain standard confidentiality and indemnification provisions.
Lonza License Agreement
On May 28, 2015, we entered into a license agreement with Lonza Sales AG (the “Lonza Agreement”), pursuant to which Lonza granted us a world-wide, non-exclusive license for certain intellectual property rights relating to a gene expression system, solutions of nutrients used in mammalian cell culture and related know-how and patent rights to use, test, develop, manufacture, market, sell offer for sale, distribute, import and export DKN-01. Such license includes a right to sublicense to (i) a competing contract manufacturer solely for the purpose of such manufacturer producing DKN-01 and (ii) our affiliates and strategic partners solely for undertaking commercial activities.
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
Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. For example, Novartis, Merck, Amgen, and Pfizer are all currently developing or have previously been developing anti-DKK1 monoclonal antibodies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
Manufacturing and Distribution
We do not have, and we do not currently plan to acquire or develop, the facilities or capabilities to manufacture clinical trial material for use in human clinical trials or finished drug product for commercialization. We depend on third-party contract manufacturers, or CMOs, for the production of clinical trial material for our studies. Our bulk drug substance, or DS, is produced at our CMO, Patheon Biologics, which is required to comply with the FDA’s Current Good Manufacturing Practice, or cGMP, regulations. Our finished drug product is produced at a contract fill/finisher provider, which is also required to comply with cGMP regulations. We have personnel with significant technical, manufacturing, analytical, quality and project management experience to oversee our third-party CMOs and to manage manufacturing and quality data and information for regulatory compliance purposes.
We must manufacture drug product for clinical trial use in compliance with cGMP regulations. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. Our third-party CMOs are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. These actions could have a material impact on the availability of our products. CMOs often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.
We have not yet established a sales, marketing or product distribution infrastructure because our lead candidates are still in clinical development. We eventually may, however, choose to build (or obtain through strategic acquisition) our own sales and marketing team to commercialize some or all of our products if they receive FDA approval and if it is in our long-term interests. We have entered into an Option and License Agreement with BeiGene pursuant to which BeiGene has the right to manufacture and commercialize DKN-01 in Asia (excluding Japan), Australia, and New Zealand. We may choose to enter into distribution agreements with strategic partners with their own robust distribution channels for the United States, Europe, Japan, and other non-BeiGene territories.
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
FDA Regulation
In the United States, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Services Act, or PHSA, and their implementing regulations. Any product we may develop must be cleared by the FDA before it is marketed in the United States. The process required by the FDA before product candidates may be marketed in the United States generally involves the following:
•
completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s Good Laboratory Practice, or GLP, regulations;

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

•
development of manufacturing processes to ensure the product candidate’s identity, strength, quality, and purity;

•
submission to the FDA of a Biologics License Application, or BLA;

•
satisfactory completion of an FDA advisory committee review, if applicable;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the products are produced to assess compliance with cGMPs, and to assure that the facilities, methods, and controls are adequate to preserve the therapeutic’s identity, strength, quality, and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites and selected clinical investigators to determine GCP compliance; and

•
FDA review and approval of the BLA to permit commercial marketing for particular indications for use.

Preclinical Studies and IND Submission
The testing and approval process of product candidates requires substantial time, effort, and financial resources. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Preclinical studies include laboratory evaluation of chemistry, pharmacology, toxicity, and product formulation, as well as animal studies to assess potential safety and efficacy. Such studies must generally be conducted in accordance with the FDA’s GLPs. Prior to commencing the first clinical trial with a product candidate, an IND sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data, any available clinical data or literature, and proposed clinical study protocols among other things, to the FDA as part of an IND.
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
The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or if the trial poses an unexpected serious harm to subjects, or may impose other conditions. We may also discontinue clinical trials as a result of risks to subjects, a lack of favorable results, or changing business priorities.
Information about certain clinical trials, including a description of the study and study results, must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their clinicaltrials.gov website.
Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of trial subjects, potential trial subjects, and the continuing validity and scientific merit of the clinical trial. The data safety monitoring board receives special access to unblinded data during the clinical trial and may advise the sponsor to halt the clinical trial if it determines there is an unacceptable safety risk for subjects or on other grounds, such as no demonstration of efficacy.
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
•
Phase 1 — Studies are initially conducted in healthy human volunteers or subjects with the target disease or condition and test the product candidate for safety, dosage tolerance, target engagement, mechanism of action, absorption, metabolism, distribution, and excretion. If possible, Phase 1 trials may also be used to gain an initial indication of product effectiveness.

•
Phase 2 — Controlled studies are conducted in limited subject populations with a specified disease or condition to evaluate preliminary efficacy, identify optimal dosages, dosage tolerance and schedule, possible adverse effects and safety risks, and expanded evidence of safety.

•
Phase 3 — These adequate and well-controlled clinical trials are undertaken in expanded subject populations, generally at geographically dispersed clinical trial sites, to generate enough data to provide statistically significant evidence of clinical efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product. Typically, two Phase 3 trials are required by the FDA for product approval.

The FDA may also require, or companies may conduct, additional clinical trials for the same indication after a product is approved. These so-called Phase 4 studies may be made a condition to be satisfied after approval. The results of Phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information.
Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Regulatory authorities, an IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, the clinical trial is not being conducted in accordance with the FDA’s or the IRB’s requirements, the product has been associated with unexpected serious harm to the subjects, or based on evolving business objectives or competitive climate.
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
During the development of a new therapeutic, a sponsor may be able to request a Special Protocol Assessment, or SPA, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of product approval and an efficacy claim as well as preclinical carcinogenicity trials and stability studies. An SPA may only be modified with the agreement of the FDA and the trial sponsor, or if the director of the FDA reviewing division determines that a substantial scientific issue essential to determining the safety or efficacy of the product was identified after the testing began. An SPA is intended to provide assurance that, in the case of clinical trials, if the agreed upon clinical trial protocol is followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of a BLA. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPAs are not binding on the FDA if, among other reasons, previously unrecognized public health concerns arise during the performance of the clinical trial, other new scientific concerns regarding the product candidate’s safety or efficacy arise, or if the sponsoring company fails to comply with the agreed upon clinical trial protocol.
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
The FDA may also refer certain applications to an advisory committee. An advisory committee is typically a panel that includes clinicians and other experts, which reviews, evaluate, and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
The FDA reviews applications to determine, among other things, whether a product is safe, pure and potent and whether the manufacturing methods and controls are adequate to assure and preserve the product’s identity, strength, quality, safety, potency, and purity. Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured, referred to as a Pre-Approval Inspection. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontractors, are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will inspect one or more clinical trial sites to assure compliance with GCPs.
The approval process is lengthy and difficult, and the FDA may refuse to approve a BLA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than an applicant interprets the same data.
After evaluating the BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter, or CRL. If a CRL is issued, the applicant may either: resubmit the BLA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval and describes all of the specific deficiencies that the FDA identified in the BLA. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the BLA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.
Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, including a boxed warning, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety and efficacy after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may also not approve label statements that are necessary for successful commercialization and marketing.
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
Biosimilars, Orphan Drugs, and Exclusivity
The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires a high similarity to the reference product notwithstanding minor differences in clinically inactive components, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the FDA. There must be no difference between the reference product and a biosimilar product in conditions of use, route of administration, dosage form, and strength. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation which are still being evaluated by the FDA.
A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. However, certain changes and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the twelve-year exclusivity period.
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

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if the product will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapies based on efficacy, safety, or public health factors. If Fast Track designation is obtained, sponsors may be eligible for more frequent development meetings and correspondence with the FDA. In addition, the FDA may initiate reviews of certain sections of an application before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. In some cases, a Fast Track product may be eligible for accelerated approval or priority review. On September 24, 2020 the FDA granted Fast Track designation to DKN-01 for the treatment of patients with gastric and gastroesophageal junction adenocarcinoma whose tumors express high DKK1, following disease progression on or after prior fluoropyrimidine- and platinum- containing chemotherapy and if appropriate, human epidermal receptor growth factor (HER2)/neu-targeted therapy.
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
Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy”. A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Products designated as breakthrough therapies are eligible for the Fast Track designation features as described above, intensive guidance on an efficient development program beginning as early as Phase 1 trials, and a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative, cross-disciplinary review.
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

After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data. In addition, manufacturers and other entities involved in the manufacture and distribution of approved therapeutics are required to register their establishments with the FDA and certain state agencies, list their products, and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with cGMP and other requirements, which impose certain procedural and documentation requirements upon a company and its third-party manufacturers. Manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.
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
Moreover, the enacted Drug Quality and Security Act, or DQSA, imposes obligations on manufacturers of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, will be required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers must also verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this legislation, manufacturers will have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences of death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are and will be imposed through this legislation on other companies within the biopharmaceutical product supply chain, such as distributors and dispensers.
Adverse event reporting and the submission of periodic reports, including annual reports and deviation reports, are required following FDA approval of a BLA. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in significant regulatory actions. Such actions may include refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, cyber letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, debarment from receiving government contracts, and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties, including fines and imprisonment, and result in adverse publicity, among other adverse consequences.
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
Research and Development Expenses
Our total research and development expenses were $20.4 million and $24.4 million, during the years ended December 31, 2020 and 2019, respectively. See Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional detail regarding our research and development activities.
Employees
As of December 31, 2020, we had 30 full-time employees, including 20 in research and development and ten in general and administrative roles. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.
Web Availability
We make available free of charge through our website, www.leaptx.com, our Annual Report on Form 10-K, other reports that we file with the Securities and Exchange Commission and any amendments to the reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as certain of our corporate governance policies, including the charters for the audit, compensation and nominating and governance committees of our board of directors and our code of ethics and corporate governance guidelines. We make these reports available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information contained on, or that can be accessed through our website is not a part of or incorporated by reference into this Annual Report on Form 10-K. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us at: Leap Therapeutics, Inc. c/o Investor Relations, 47 Thorndike Street, Suite B1, Cambridge, MA 02141.

Item 1A.
Risk Factors.

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see the “Special Note Regarding Forward-Looking Statements and Industry Data” at the beginning of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.
Risks Related to Leap’s Financial Position and Capital Needs
We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.
We are a clinical-stage biopharmaceutical company with a limited operating history on which to base your investment decision. Investment in our biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that our lead product candidate, DKN-01, or any other products will fail to gain regulatory approval or become commercially viable. We do not currently have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales. We have incurred significant research, development and other expenses related to our ongoing operations.
As a result, we have not been profitable to date and have incurred losses in every reporting period since our inception in 2011. For the year ended December 31, 2020, we reported a net loss of $27.5 million, and had an accumulated deficit of $223.0 million at December 31, 2020.
We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue the research and development of, and seek regulatory approvals for DKN-01, and as we potentially begin to commercialize DKN-01, if it receives regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If DKN-01 fails in clinical trials or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
The timing of the milestone and royalty payments we may be entitled to receive from BeiGene, Ltd. is uncertain and could adversely affect our cash flows and results of operations.
In January 2020, we entered into an option and license agreement, or the BeiGene Agreement, with BeiGene, Ltd., or BeiGene, pursuant to which we granted BeiGene the option to develop and commercialize DKN-01 in Asia (excluding Japan), Australia and New Zealand (the “BeiGene Territory”). We may be entitled to receive additional payments upon the exercise of BeiGene’s option and the achievement of certain milestones and royalties upon BeiGene’s sales of DKN-01. The receipt of these payments is inherently uncertain. There can be no assurance that we will receive any future milestone or royalty payments from BeiGene.
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of DKN-01 and launch and commercialize our product candidates, if we receive regulatory approval. We will require additional capital for further development and potential commercialization. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
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
Risks Related to Our Business and Industry
The ongoing outbreak of the Coronavirus could have a material adverse impact on our business and operations, including on our development of our lead product candidate, DKN-01.
As a result of the continuing novel Coronavirus outbreak, or COVID-19, we may experience disruptions that could severely affect our business, including our plans to clinically develop DKN-01, our lead product candidate. For example, our employees are all currently working remotely from our office and unable to work and collaborate physically in person. In addition, widespread business interruptions resulting from the novel Coronavirus may adversely affect our ability to initiate, conduct, and complete critical clinical trials and laboratory operations relating to DKN-01. Specifically, temporary closures or prioritization of COVID-19 related work at certain laboratories, offices, or hospitals at which our nonclinical studies and clinical trials for DKN-01 are conducted, or restrictions on the ability of our employees, clinicians, patients enrolled in our trials, or patients who we would like to recruit to enroll in our trials to travel to or enter into certain facilities due to COVID-19 could adversely affect our operations and our ability to conduct nonclinical studies and clinical trials for DKN-01. Further, governmental health protocols and mandates have restricted the ability of many businesses to operate normally. These measures may have a material adverse impact on the third parties with whom we collaborate, including our clinical trial sites, contract research organizations, contract manufacturing organizations, laboratory service providers, or BeiGene., and on their ability to devote sufficient time and resources to us. This could negatively affect our ability to advance DKN-01 and cause delays and increased expenses in our projected development timelines and cost.
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
Pursuant to the terms of the BeiGene Agreement, we granted to BeiGene the right to an exclusive license to develop, manufacture and commercialize DKN-01 in the BeiGene Territory. We have limited control over the amount and timing of resources that BeiGene will dedicate to these efforts or BeiGene’s decision whether and when to exercise its option. We are subject to a number of other risks associated with our dependence on the BeiGene Agreement with respect to DKN-01 in the BeiGene Territory, including:
•
BeiGene may not comply with applicable regulatory guidelines with respect to developing, manufacturing or commercializing DKN-01, which could adversely impact sales or future development of DKN-01 in the BeiGene Territory or elsewhere;

•
We and BeiGene could disagree as to future development plans and BeiGene may delay, fail to commence or stop future clinical trials or other development;

•
There may be disputes between us and BeiGene, including disagreements regarding the BeiGene Agreement, that may result in (1) the delay of or failure to achieve developmental, regulatory and commercial objectives that would result in milestone or royalty payments, (2) the delay or termination of any future development or commercialization of sitravatinib in the BeiGene Territory, and/or (3) costly litigation or arbitration that diverts our management’s attention and resources;

•
Business combinations or significant changes in BeiGene’s business strategy may adversely affect BeiGene’s ability or willingness to exercise its option or perform its obligations under the BeiGene Agreement; and

•
BeiGene may not properly defend our intellectual property rights, or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential litigation.

The BeiGene Agreement is also subject to BeiGene’s right to terminate without cause upon advance notice to us. If the agreement is terminated early, we may not be able to find another collaborator for the further development and commercialization of DKN-01 in the BeiGene Territory on acceptable terms, or at all, and we may be unable to pursue continued development and commercialization of DKN-01 in the BeiGene Territory on our own.
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.
The results of preclinical studies, preliminary study results, and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials or the ultimately completed trials. For instance, while we have early clinical trial results for our clinical studies of DKN-01 in esophagogastric cancer and gynecologic cancer, additional clinical trials are still ongoing and will be needed for the registration of DKN-01. Moreover, these results may not be representative of the ultimate study population. The ultimate study results of our ongoing or future trials may be different than the ones we have seen to date. Additionally, the clinical trials conducted to date were relatively small, open-label, uncontrolled studies. Preliminary and final results from such studies may not be representative of study results that are found in larger, controlled, blinded, and longer term studies.
Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Preclinical studies may also reveal unfavorable product candidate characteristics, including safety concerns. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, the impact of an active comparator arm, differences in the size and type of patient populations, changes in and adherence to clinical trial protocols, changes in medical prescribing practices, and the rate of dropout among clinical trial participants.
Our future clinical trial results may not be successful. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, notwithstanding promising results in earlier trials. Moreover, should there be a flaw in a clinical trial, it may not become apparent until the clinical trial is well advanced. Further, because we currently plan to develop our product candidates for use in combination with other oncology products, the design, implementation, and interpretation of the clinical trials necessary for marketing approval may be more complex than if we were developing our product candidates alone.
We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or adversely affect our existing or future development programs, including:
•
we may have delays in identifying and adding new investigators or clinical trial sites, we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and our third-party clinical research organizations, or CROs, or we may experience a withdrawal of clinical trial sites;

•
the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment may be slower than we anticipate or participants may drop out at a higher rate than we anticipate;

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

•
the supply or quality of the clinical trial material of our product candidates may be insufficient or inadequate to conduct clinical trials; and

•
there may be changes to the therapies which we are administering in combination with our product candidates or changes to standards of care, which require that we change our study design, or otherwise halt, discontinue or delay our clinical studies.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, especially for an early-stage company such as ours. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we may not be able to commercialize our product candidates as expected, and our ability to generate revenue could be materially impaired.
Because we are at the early stages of the clinical and regulatory development of our product candidates, the time required to obtain approval for them from the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of such regulatory authorities.
In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Any such change may require us to amend our clinical trial protocols, conduct additional studies that require regulatory or institutional review board, or IRB, approval, or otherwise cause delays in the approval or rejection of an application. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Moreover, we have only completed early studies and enrolled limited numbers of patients for DKN-01. DKN-01 will require additional preclinical and clinical development, as well as additional manufacturing development before we will be able to submit a marketing application to the FDA. Moreover, should the FDA determine that a companion diagnostic device is required for use of our product candidates or should we decide to pursue the development of a companion diagnostic device for the use of our product candidates, further development work would be required for such a device, including, possibly the approval of an Investigational Device Exemption for the study of such a device from the FDA, compliance with the FDA’s device regulations, and either FDA clearance or approval of the device for commercial use. Such development would potentially take additional time and be subject to the risk of FDA non-approval or clearance of the diagnostic. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or the ability of any of our future collaborators to generate revenue from the particular product candidate, which could result in significant harm to our financial position and adversely impact our stock price.
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, marketing, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency, or EMA, and similar regulatory authorities outside the United States and Europe. Failure to obtain marketing approval for a product candidate will prevent us from commercializing that product candidate. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on CROs and consultants to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity, and potency for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the relevant regulatory authorities.
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

•
our third-party contractors may fail to comply with regulatory requirements, standard operating procedures or clinical trial protocols, or fail to meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring or manufacturing activities;

•
we, relevant regulators, or IRBs may require the suspension or termination of clinical research for various reasons, including noncompliance with regulatory requirements or a finding that participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics of a product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;

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

•
there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates, the FDA or comparable foreign regulatory authorities may disagree with our study design or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;

•
the FDA or comparable foreign regulatory authorities may disagree with our intended indications;

•
the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with our manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;

•
the data collected from clinical trials of our product candidates or any additional product candidate may not be sufficient to cause the FDA or comparable foreign regulatory authorities to support the submission of a BLA, or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere; and

•
the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates.

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. The number and types of preclinical studies and clinical trials that will be required for regulatory approval also varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate.
Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays or limitations in the approval of or the decision not to approve an application. It is possible that neither of our product candidates nor any product candidates we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us or any future collaborators to commence product sales.
Finally, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications or uses than we request, may require significant safety warnings, including black box warnings, contraindications, and precautions, may grant approval contingent on the performance of costly post-marketing clinical trials, surveillance, or other requirements, including risk evaluation and mitigation strategies, or REMS, to monitor the safety or efficacy of the product, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of these scenarios could compromise the commercial prospects for our product candidates.
If we experience delays in obtaining approval, if we fail to obtain approval of a product candidate or if the label for a product candidate does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, the commercial prospects for such product candidate may be harmed and our ability to generate revenues from that product candidate could be materially impaired.
If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of clinical data and necessary regulatory approvals could be delayed or prevented.
We may not be able to initiate or continue conducting clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications or use the same mechanism of action as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:
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

•
patients’ ability to comply with the specific instructions related to the trial protocol, proper documentation, and use of the biologic product;

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
Enrollment delays in our clinical trials may result in increased development costs for our product candidates, or our inability to complete the development of our product candidates, which could materially impair our ability to generate revenues, limit our ability to obtain additional financing and cause the value of our company to decline.
The FDA may determine that any of our current or future product candidates have undesirable side effects that could delay or prevent their regulatory approval or commercialization.
Undesirable side effects caused by our product candidates could cause us, IRBs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, if concerns are raised regarding the safety of a new therapeutic as a result of undesirable side effects identified during clinical or preclinical testing of a product candidate, the FDA may order us to cease further development, decline to approve that product candidate or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve it. FDA requests for additional data or information can result in substantial delays in the approval of a new biologic.
If any of our product candidates is associated with serious adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The therapeutic-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition, results of operations, and prospects.
Risks Related to the Development and Commercialization of Our Product Candidates
The therapeutic safety and efficacy of DKN-01 is unproven, and we may not be able to successfully develop and commercialize DKN-01.
DKN-01 is a novel monoclonal antibody and its potential benefit as a therapeutic cancer drug is unproven. Our ability to generate revenues from the sale of product, which we do not expect will occur in the short term, if ever, will depend on successful development and commercialization after approval, if achieved, which is subject to many potential risks. DKN-01 may interact with human biological systems in unforeseen, ineffective or harmful ways. If DKN-01 is associated with undesirable side effects or has characteristics that are unexpected, we may need to abandon its development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to be ineffective in later stage studies or cause side effects that prevented further development of the compound. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third party licensing or collaboration transactions with respect to, or successfully commercialize DKN-01, in which case we will not achieve profitability and the value of our stock may decline.
Our future success is dependent primarily on the regulatory approval and commercialization of DKN-01, which is currently undergoing early stage clinical trials.
We do not have any products that have gained regulatory approval. Currently, our most advanced clinical-stage product candidate is DKN-01. As a result, our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize DKN-01 in a timely manner. We cannot commercialize the product in the U.S. without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize the product outside of the U.S. without first obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of the product for a target indication, we must demonstrate, with substantial evidence gathered in preclinical studies and well-controlled clinical trials, that the product is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Even if DKN-01 were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations, such as use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may discover, in-license, develop or acquire in the future. If we are unable to successfully commercialize our products, we may not be able to earn sufficient revenues to continue our business.
We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.
The development and commercialization of new drug products is highly competitive, especially in the oncology space in which we operate. We face competition with respect to DKN-01, and will likely face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of cancer. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach for DKN-01, and others are based on entirely different approaches. For example, there are several companies developing product candidates that target the same cancer pathways that we are targeting or that are testing product candidates in the same cancer indications that we are testing. For example, Novartis AG, or Novartis, Merck & Co., or Merck, Pfizer, Inc., and Amgen, Inc. have previously been developing anti-DKK1 monoclonal antibodies.
More established companies may have a competitive advantage over us due to their greater size, cash flows and institutional experience. Compared to us, many of our competitors may have significantly greater financial, technical and human resources. As a result of these factors, our competitors may obtain regulatory approval of their products before we are able to, which may limit our ability to develop or commercialize DKN-01. Our competitors may also develop drugs that are safer, more effective, more widely used and/or cheaper than ours, and may also be more successful than us in manufacturing and marketing their products. These appreciable advantages could render DKN-01 non-competitive before we can recover the expenses of development and commercialization.
We may acquire other assets, form collaborations or make investments in other companies or technologies, that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.
As part of our business strategy, we may pursue acquisitions of assets, including preclinical or clinical stage product candidates, or enter into strategic alliances and collaborations to expand our existing programs and operations, such as we did with the BeiGene Agreement. We may not maintain or complete these transactions on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any such transaction, any of which could have a detrimental effect on our financial condition, results of operations and cash flows. We may not be able to find suitable acquisition candidates, and if we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we may incur additional debt or assume unknown or contingent liabilities in connection therewith. Any integration of an acquired company or assets may also disrupt our ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, and require management resources that would otherwise be focused on developing our existing business. We may not be able to find or maintain suitable strategic alliance or collaboration partners or identify other investment opportunities, and we may experience losses related to any such investments.
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
Pursuant to the terms of the BeiGene Agreement, we granted to BeiGene the right to an exclusive license to develop, manufacture and commercialize DKN-01 in the BeiGene Territory. We expect to rely on BeiGene with respect to DKN-01 in the BeiGene Territory, and will have limited influence over their performance. The failure of BeiGene to exercise the option or to successfully carry out its contractual development and commercialization responsibilities could substantially harm our business, because we have no development or commercialization experience or personnel in the BeiGene Territory. We cannot assure you that BeiGene will execute its option or successfully develop or commercialize DKN-01. If BeiGene were to terminate the BeiGene Agreement, then that could delay our DKN-01 development activities and adversely affect our business.
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
We rely on CROs to conduct, supervise, and monitor our preclinical and clinical trials for our product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business, because we may be delayed in completing or unable to complete the clinical trials required to support future approval of our product candidates, and we may not obtain marketing approval for or commercialize our product candidates in timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by such third parties. If we need to enter into alternative arrangements, our product development activities could be delayed, which could adversely affect our business.
Our reliance on these third parties for development activities reduces our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocols, legal, regulatory, and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and applicable protocols for that trial and for ensuring that our preclinical trials are conducted in accordance with Good Laboratory Practice Standards, or GLPs, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with Good Clinical Practices, commonly referred to as GCPs, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our CROs fail to comply with applicable GCPs or other regulatory requirements, we or our CROs may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials.
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
We do not manufacture any of our product candidates, and we do not currently plan to develop any capacity to do so. We utilize third-party contract manufacturing organizations, or CMOs, to manufacture the clinical trial material of DKN-01 and expect to do so for commercial products, if approved. We do not have any long-term commitments from our CMOs for clinical trial material or guaranteed prices for our product candidates. Any delays in obtaining adequate supplies with respect to our product candidates will delay the development or commercialization of our product candidates.
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
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of therapeutics often encounter difficulties in production, particularly in scaling up initial production, including difficulties with production costs and yields, quality control, (including stability of the product candidate and quality assurance testing), shortages of qualified personnel, and compliance with strictly enforced federal, state, and foreign regulations. Our CMOs may not perform as agreed or may have a failure of a manufacturing campaign. Any changes or deviations in a manufacturing process may result in the failure of the product to meet the necessary specifications. If our CMOs were to encounter any of these difficulties, our ability to provide product candidates to patients in our clinical trials and for commercial use, if approved, could be jeopardized. Reliance on third-party CMOs entails exposure to risks to which we would not be subject if we manufactured the product candidate ourselves, including:
•
reduced day-to-day control over the manufacturing process for our product candidates as a result of using third-party CMOs for all aspects of manufacturing activities;

•
reduced control over the protection of our trade secrets and know-how from misappropriation or inadvertent disclosure;

•
termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that may be costly or damaging to us or result in delays in the development or commercialization of our product candidates; and

•
disruptions to the operations of our third-party CMOs caused by conditions unrelated to our business or operations, which could result in disruptions in the development or commercialization of our product candidates.

In addition, all CMOs of our product candidates and therapeutic substances must comply with cGMP requirements enforced by the FDA that are applicable to both finished product and their active components used both for clinical and commercial supply, through its facilities inspection program. Our CMOs must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the agency. Our CMOs will also be subject to continuing FDA and other regulatory authority inspections should we receive marketing approval. Further, we, in cooperation with our CMOs, must supply all necessary chemistry, manufacturing, and control documentation in support of a BLA on a timely basis. The cGMP requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our product candidates and therapeutic substances may be unable to comply with our specifications, these cGMP requirements and with other FDA, state, and foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of product candidates that may not be detectable in final product testing. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they may not be able to secure or maintain regulatory approval for their manufacturing facilities. Any such deviations may also require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.
While we are ultimately responsible for the manufacture of our product candidates and therapeutic substances, other than through our contractual arrangements, we have little control over our CMOs’ compliance with these regulations and standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which could significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. A failure to comply with these requirements may also result in regulatory enforcement actions against our CMOs or us, including fines and civil and criminal penalties. If the safety of any quantities supplied is compromised due to our CMOs’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.
Any failure or refusal to supply sufficient quantities of our product candidates could delay, prevent or impair our clinical development or commercialization efforts. Any change in our CMOs could be costly because the commercial terms of any new arrangements could be less favorable than our existing arrangements and because the expenses relating to the transfer of necessary technology and processes could be significant, as there are significant regulatory requirements which must be met prior to receiving FDA approval for the transfer of a manufacturing process for a therapeutic antibody product to a new manufacturing facility.
We also rely on third parties to store and distribute our product candidates for the clinical trials that we conduct. Any performance failure on the part of our distributors could delay clinical development of our product candidates, which could produce additional losses.
Risks Related to Legal and Compliance Matters
If we fail to comply with federal and state healthcare laws, including fraud and abuse and health and other information privacy and security laws, we could face substantial penalties and our business, financial condition, results of operations, and prospects could be adversely affected.
As a biopharmaceutical company, we are subject to many federal and state healthcare laws. If we or our operations are found to be in violation of any federal or state healthcare law, or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal, or administrative penalties, damages, fines, disgorgement, debarment from government contracts and/or refusal of orders under existing contracts, exclusion from participation in U.S. federal or state health care programs, corporate integrity agreements, or the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including but not limited to, exclusions from participation in government healthcare programs, which could also materially adversely affect our business.
Although an effective compliance program can mitigate the risks of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, and fraud laws may prove to be costly. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
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
With respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents that protect our technology or products, or if any of our or our licensors’ issued patents will effectively prevent others from commercializing competitive technologies and products. Patents in the field of therapeutic monoclonal antibodies are frequently limited in scope based on the sequence of amino acids that form particular parts of the antibody. A portion of our intellectual property portfolio is limited by amino acid sequences found in our product candidates. Other competing companies may have therapeutic antibodies to the same target as our product candidates, but have a different amino acid sequence and, as a result, may not be determined to infringe our patents which are limited by amino acid sequence(s). Even for those patents which are defined by the target of a therapeutic antibody and not limited by an amino acid sequence, we cannot be certain that we will be able to successfully enforce those patents against our competitors with antibodies to these targets.
Our pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we own or have licensed from third parties may be challenged in the courts, administrative agencies or patent offices in the U.S. and abroad. Such challenges may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection for our technology and products. Protecting against the unauthorized use of our or our licensors’ patented technology, trademarks and other intellectual property rights is expensive, difficult and may in some cases not be possible. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult.

Risks Related to our Common Stock
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

•
general economic and market conditions.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general, and Nasdaq and emerging growth companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If in the future any of our stockholders brought a lawsuit against us, we could incur significant legal expenses, settlement costs or damage awards that are not covered by, or exceed the limits of, our available directors’ and officers’ liability insurance, which could adversely impact our financial condition, results of operations or cash flows. Such a lawsuit could also divert the time and attention of our management.
We are an “emerging growth company” and a “smaller reporting company” and we intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, which could result in our common stock being less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, our stock price may be more volatile and it may be difficult for us to raise additional capital as and when we need it. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.
We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years. We will remain an “emerging growth company” until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the preceding three-year period and (d) the last day of our 2022 fiscal year containing the fifth anniversary of the date on which shares of our common stock became publicly traded in the U.S.
Even after we no longer qualify as an emerging growth company, we may still continue to qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from the disclosure requirements described above, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and being subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statement. We will also be exempt from providing selected and supplemental financial information.
Our business is subject to changing regulations for corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.
Each year we are required to evaluate our internal controls systems in order to allow management to report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act. As a result, we continue to incur additional expenses and divert our management’s time to comply with these regulations. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.
Sales of a substantial number of shares of our common stock in the public market by our stockholders could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants under our equity incentive plans. Grants under our equity incentive plans may also cause our stockholders to experience additional dilution, which could cause our stock price to fall. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. Most of our outstanding shares of common stock, as well as a substantial number of our shares of common stock underlying outstanding warrants, are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of common stock by our stockholders could have a material adverse effect on the trading price of our common stock.
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
A patent covering the TRX518 antibody and its uses in methods of inducing or enhancing an immune response in a subject was granted in 2013 to the Company by the European Patent Office (EPO). Three notices of opposition to this patent were filed: two by major pharmaceutical companies and a third by an individual, possibly on behalf of a major pharmaceutical company. At the conclusion of the opposition proceedings before the Opposition Division of the EPO, the Opposition Division issued a decision indicating that our patent was maintained with modified claims that differ from the claims as originally granted. These narrowed claims cover the TRX518 antibody and uses of the TRX518 antibody in methods of inducing or enhancing an immune response in a subject. We have filed an appeal of the decision of the Opposition Division seeking to obtain broader claims that more closely reflect the claims as granted in the patent. A hearing before the EPO Boards of Appeal took place on September 16, 2020, which resulted in the Boards of Appeal dismissing the appeal and maintaining the Decision of the Opposition Division. A written Decision by the Boards of Appeal was issued on September 25, 2020.
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
In December 2019, a patent covering the use of the TRX518 antibody in combination with the chemotherapeutic agent, gemcitabine, for treating a colon tumor or adenocarcinoma of the colon, was granted to us by the EPO. A Notice of Opposition was filed against the patent by a single opponent, Sanofi, on September 25, 2020. The EPO issued a Communication on October 9, 2020 setting a deadline of February 9, 2021 for the Patentee to file a response to the Notice of Opposition. We filed a timely reply to the opponent’s Notice of Opposition on February 9, 2021. Oral proceedings at the EPO have not yet been scheduled.
Item 4.
Mine Safety Disclosures.

Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock, par value $0.001 per share, has been publicly traded on the Nasdaq Global Market under the symbol “LPTX” since January 24, 2017. Prior to that time, there was no market for our common stock.
Holders of Record
As of March 9, 2021, there were approximately 26 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
January 2020 Private Placement
On January 3, 2020, the Company entered into a Securities Purchase Agreement with investors, providing for a private placement transaction exempt from the Securities Act, pursuant to which the Company issued and sold 1,421,801 shares of its Series A Preferred Stock, at a purchase price of $10.54 per share, 1,137,442 shares of its Series B Preferred Stock at a purchase price of $10.55 per share, and one (1) share of the Company’s Special Voting Stock entitling the purchaser of Series A Preferred Stock to elect one member of the Company’s board of directors (the “January 2020 Private Placement”).
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
The securities issued and sold in connection with the January 2020 Private Placement were offered pursuant to Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D as promulgated by the SEC under the Securities Act. Each purchaser was either (i) an “accredited investor” as defined in Rule 501(a)(1), (a)(2), (a)(3), (a)(7) or (a)(8) under the Securities Act or (ii) a “qualified institutional buyer” as defined in Rule 144A(a) under the Securities Act and acquired the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. The securities were not issued through any general solicitation or advertisement.
Purchases of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.
Item 6.
Selected Financial Data.

Not applicable.
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.
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
Our lead clinical stage program is DKN-01, a monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. DKK1 is a protein that regulates the Wnt signaling pathways and enables tumor cells to proliferate and spread, as well as suppresses the immune system from attacking the tumor. When DKN-01 binds to DKK1, an anti-tumor effect can be generated. DKN-01-based therapies have generated responses and clinical benefit in several patient populations. We are currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, hepatobiliary cancer, gynecologic cancers, or prostate cancer. We entered into an exclusive option and license agreement (the “BeiGene Agreement”) with BeiGene, Ltd., or BeiGene, which granted BeiGene the right to develop and commercialize DKN-01 in Asia (excluding Japan), Australia, and New Zealand.
We intend to apply our extensive experience identifying and developing transformational products to aggressively develop these antibodies and build a pipeline of programs that has the potential to change the practice of cancer medicine.
We have devoted substantially all of our resources to development efforts relating to our product candidates, including manufacturing and conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through proceeds from our sales of common stock and preferred stock and proceeds from the issuance of notes payable.
We have incurred net losses in each year since our inception in 2011. Our net loss was $27.5 million for the year ended December 31, 2020 and $32.9 million for the year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of approximately $223.0 million. Our net losses have resulted primarily from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and have operating losses for at least the next several years as we:
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
As of December 31, 2020, we had cash and cash equivalents of $52.1 million. We believe that our cash and cash equivalents as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from issuance of the financial statements included in this Annual Report on Form 10-K. See “—Liquidity and Capital Resources.”
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

We participate, through our subsidiary in Australia, in the Australian government’s R&D Incentive program, such that a percentage of our eligible research and development expenses are reimbursed by the Australian government as a refundable tax offset and such incentives are reflected as other income. This percentage was 43.5% for both the years ended December 31, 2020 and 2019.
The table below summarizes our research and development expenses incurred by development program and the R&D incentive income for the years ended December 31, 2020 and 2019:
	Year Ended December 31,
	2020	2019
	(in thousands)
Direct research and development by program:
DKN-01 program	$17,956	$16,130
TRX518 program	2,467	8,236
Total research and development expenses	$20,423	$24,366
Australian research and development incentives	$231	$132
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
Interest income
Interest income consists primarily of interest income earned on cash and cash equivalents. During the years ended December 31, 2020 and 2019, interest income was $0.1 million and $0.3 million, respectively.
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
Income taxes
Since our inception, we have not recorded any U.S. federal, state or foreign income tax benefits for the net losses we have incurred in each year, due to our uncertainty of realizing a benefit from those items. As of December 31, 2020, we had federal and state net operating loss carryforwards of $160.6 million and $141.8 million, respectively. The federal and state net operating losses begin to expire in 2030, while the foreign net operating losses carryforward indefinitely. Our federal net operating losses include $79.2 million which can also be carried forward indefinitely. We may be able to utilize our net operating loss carryforwards to reduce future federal and state income tax liabilities. However, these net operating losses are subject to various limitations under Internal Revenue Code (“IRC”) Section 382, which limits the use of net operating loss carryforwards to the extent there has been an ownership change of more than 50 percentage points. In addition, the net operating loss carryforwards are subject to examination by the taxing authorities and could be adjusted or disallowed due to such exams. Although we have not undergone an IRC Section 382 Analysis, it is possible that the utilization of our net operating loss carryforwards may be limited.
As of December 31, 2020, we also had federal and state research and development tax credits of $3.8 million and $0.6 million, respectively, which begin to expire in 2030.
There is no provision for income taxes in the United States or Israel because we have historically incurred operating losses and maintain a full valuation allowance against our deferred tax assets in these jurisdictions. The deferred tax asset recorded in the consolidated balance sheets relates to our Australian operations.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
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
Stock-Based Compensation
We have issued options to purchase our common stock. We account for stock based compensation in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 establishes accounting for stock-based awards exchanged for employee and non-employee services. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service or vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility.
We estimate the grant date fair value of stock options and the related compensation expense, using the Black-Scholes option valuation model. This option valuation model requires the input of subjective assumptions including: (1) expected life (estimated period of time outstanding) of the options granted, (2) volatility, (3) risk-free rate and (4) dividends. In general, the assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
JOBS Act
We are an “emerging growth company”, or EGC, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We may elect to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election would allow us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.
We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years. We will remain an “emerging growth company” until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the preceding three-year period and (d) the last day of our 2022 fiscal year containing the fifth anniversary of the date on which shares of our common stock became publicly traded in the U.S. As of December 31, 2020, we remain an EGC.
Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
The following tables summarize our results of operations for the years ended December 31, 2020 and 2019:
	Year Ended December 31,
	2020	2019	Change
	(in thousands)
License revenue	$1,500	$—	$1,500
Operating expenses:
Research and development	20,423	24,366	(3,943)
General and administrative	9,616	9,085	531
Total operating expenses	30,039	33,451	(3,412)
Loss from operations	(28,539)	(33,451)	4,912
Interest income	93	313	(220)
Interest expense	(39)	(23)	(16)
Australian research and development incentives	231	132	99
Foreign currency gains	738	126	612
Loss before income taxes	(27,516)	(32,903)	5,387
Income taxes	2	3	(1)
Net loss	$(27,514)	$(32,900)	$5,386
Revenues
License revenues for the year ended December 31, 2020 were $1.5 million and relate to the BeiGene Agreement for the development and commercialization of DKN-01 in Asia (excluding Japan), Australia, and New Zealand. The BeiGene Agreement became effective on January 3, 2020. As the BeiGene Agreement is the first such license agreement, no license revenues were recorded during the year ended December 31, 2019.
Research and Development Expenses
	Year Ended December 31,		Increase (Decrease)
	2020	2019
	(in thousands)
Direct research and development by program:
DKN-01 program	$17,956	$16,130	$1,826
TRX518 program	2,467	8,236	(5,769)
Total research and development expenses	$20,423	$24,366	$(3,943)

Research and development expenses were $20.4 million for the year ended December 31, 2020, compared to $24.4 million for the year ended December 31, 2019. The decrease of $4.0 million in research and development expenses was primarily due to a decrease of $4.9 million in clinical trial costs primarily due to deprioritizing the continued development of TRX518 in 2019 and timing of patient enrollment, a $0.2 million decrease in consulting fees associated with research and development activities, and a $0.3 million decrease in rent expense due to the closing of our research laboratory in April 2020. These decreases were partially offset by an increase of $1.1 million in payroll and other related expenses due to an increase in headcount of our research and development full time employees and a $0.3 million increase in stock based compensation expense due to new stock options granted to employees during the year ended December 31, 2020.
General and Administrative Expenses
General and administrative expenses were $9.6 million for the year ended December 31, 2020, compared to $9.1 million for the year ended December 31, 2019. The increase of $0.5 million was due to a $0.9 million increase in professional fees primarily due to increased legal, recruiting and information technology costs, a $0.8 million increase in payroll and other related expenses due to an increase in compensation expense during the year ended December 31, 2020 as compared to 2019 and a $0.3 million increase in insurance expense. These increases were partially offset by a decrease of $1.5 million in stock based compensation expense, primarily due to stock option grants made to our executive officers during the three months ended March 31, 2017 which fully vested in January 2020.
Interest Income
We recorded interest income of $0.1 million and $0.3 million, respectively, for the years ended December 31, 2020 and 2019. The decrease in interest income is primarily due to lower interest rates during the year ended December 31, 2020 as compared to 2019.
Australian Research and Development Incentives
We recorded R&D incentive income of $0.2 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, net of our Australia tax liability, which expenses included the cost of manufacturing of clinical trial material.
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
During the year ended December 31, 2020, we received $0.3 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the 2019 research and development activities. During the year ended December 31, 2019, we received $0.8 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the 2018 research and development activities.
The remaining R&D incentive receivable has been recorded as “Research and development incentive receivable” in the consolidated balance sheets.
Foreign Currency Gains (Loss)
We recorded foreign currency gains of $0.7 million and $0.1 million, respectively, for the years ended December 31, 2020 and 2019. The increase in foreign currency gains is due to the changes in the Australian dollar exchange rate related to activities of the Australian entity.
Interest Expense
We recorded an immaterial amount of interest expense for the years ended December 31, 2020 and 2019.

Liquidity and Capital Resources
Since our inception, we have been engaged in organizational activities, including raising capital, and research and development activities. We do not yet have a product that has been approved by the Food and Drug Administration (the “FDA”), and have not yet achieved profitable operations or generated positive cash flows from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, our future operations are dependent on the success of efforts to raise additional capital, our research and commercialization efforts, regulatory approval, and, ultimately, the market acceptance of our products.
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2020, we had cash and cash equivalents of $52.1 million. Additionally, we had an accumulated deficit of $223.0 million at December 31, 2020, and during the year ended December 31, 2020, we incurred a net loss of $27.5 million. We expect to continue to generate operating losses in the foreseeable future. We believe that our cash and cash equivalents of $52.1 million as of December 31, 2020 will be sufficient to fund our operating expenses for at least the next 12 months from the issuance of this Annual Report on Form 10-K. In addition, we will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If we do not obtain additional funding or development program cost-sharing, we could be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which could adversely affect our business prospects. The inability to obtain funding, as and when needed, could have a negative impact on Leap’s financial condition and our ability to pursue our business strategies.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:
	Year Ended December 31,
	2020	2019
	(in thousands)
Cash used in operating activities	(25,957)	$(26,902)
Cash provided by (used in) investing activities	25	(85)
Cash provided by financing activities	73,997	14,817
Effect of exchange rate changes on cash and cash equivalents	115	(223)
Net increase (decrease) in cash and cash equivalents	$48,180	$(12,393)
Operating activities.   Net cash used in operating activities for the year ended December 31, 2020 was primarily related to our net loss from the operation of our business of $27.5 million and net changes in working capital, including a decrease in accounts payable and accrued expenses of $2.6 million, a decrease in lease liabilities of $0.5 million and an increase in contract acquisition costs of $0.3 million. There was also a non cash change of $0.7 million due to foreign currency gains. These changes were partially offset by a decrease of $0.8 million in prepaid expenses and other assets, an increase of $1.5 million in deferred revenue, a decrease in research and development receivable of $0.1 million, noncash stock based compensation expense of $2.6 million, noncash lease expense of $0.5 million and amortization of contract asset of $0.1 million.
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

Investing Activities.   Net cash provided by investing activities during the year ended December 31, 2020 was related to the sale of equipment. Net cash used in investing activities during the year ended December 31, 2019 was primarily related to purchases of equipment.
Financing Activities.   Net cash provided by financing activities for the year ended December 31, 2020 consisted of $48.5 million in proceeds from the issuance of common stock in connection with our public offering in June of 2020, $27.0 million in proceeds from the issuance of Series A Preferred Stock and Series B Preferred Stock in connection with the January 2020 Private Placement and $0.4 million in proceeds from the issuance of common stock upon the exercise of stock options and warrants. These increases were partially offset by payments of $1.9 million for offering costs.
Net cash provided by financing activities for the year ended December 31, 2019 consisted of $12.3 million in proceeds from the issuance of common stock in connection with the public offering in February of 2019, net of underwriter commissions and discounts, $1.9 million in proceeds from the issuance of common stock under our Distribution Agreement with Raymond James & Associates, Inc. and $1.0 million in proceeds from the issuance of common stock under the Distribution Agreement with Lincoln Park Capital. These increases were partially offset by payments of $0.4 million for deferred offering costs.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:
	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 Years
Research commitments(1)	$636	$636	$—	$—	$—
Operating lease commitments(2)	580	434	146	—	—
Total	$1,216	$1,070	$146	$—	$—

(1)
Represents non-cancellable commitments under manufacturing agreements with vendors to manufacture DKN-01 for use in clinical trials.

(2)
Represents operating lease commitments for our office space at 47 Thorndike Street in Cambridge, Massachusetts through April 30, 2022.

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
Foreign Currency Exchange Risk
All of our employees and the majority of our major operations are currently located in the United States. We contract for manufacturing operations outside the United States through contract manufacturing organizations. The functional currency of our foreign subsidiary in Australia is the Australian dollar, and the R&D Tax Incentive payment is received from the Australian government in Australian dollars, although the majority of the Australian subsidiary’s contracts are denominated in U.S. dollars. We have engaged in contracts with contractors or other vendors in a currency other than the U.S. dollar, including our services agreement with Lonza Sales AG which is denominated in British pounds. As a result, we are subject to foreign currency risks with respect to the Australian dollar and the British pound which could have the effect of increasing our expenses or reducing the amounts collected under the R&D Tax Incentive from the amounts recorded at the time of the transaction.
Item 8.
Financial Statements and Supplementary Data.

Our financial statements required by this Item, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-30 of this Annual Report on Form 10-K and are incorporated herein by reference.
Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is also serving as our Chief Financial Officer and therefore currently serves as both our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As of December 31, 2020, our management, with the participation of our Chief Executive Officer, who is also serving as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer has concluded based upon the evaluation described above that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
This Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.
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

PART III
Item 10.
Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.
Item 11.
Executive Compensation.

The information required by this Item is set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.
Item 13.
Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.
Item 14.
Principal Accounting Fees and Services.

The information required by this Item is set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.

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

EXHIBIT INDEX
Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Leap Therapeutics, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, as filed on September 10, 2020).
3.2	Amended and Restated By-laws of Leap Therapeutics, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s registration statement on Form S-4, as filed on September 26, 2016 and attached as Annex D to the prospectus which forms part of such registration statement).
4.1	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s registration statement on Form S-4, on November 16, 2016).
4.2	Registration Rights Agreement, by and among Leap and certain stockholders, dated as of January 23, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed on January 26, 2017).
4.3	Registration Rights Agreement dated as of July 10, 2019, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed on July 11, 2019).
4.4	Registration Rights Agreement dated as of January 3, 2020, by and between the Company and the persons listed on the attached Schedule A thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed on January 7, 2020).
4.5	Registration Rights Agreement dated as of January 3, 2020, by and between the Company and the persons listed on the attached Schedule A thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed on January 7, 2020).
4.6	Form of Warrant, dated as of November 14, 2017 by and among Leap Therapeutics, Inc. and the Holders identified on the schedule thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed on November 17, 2017).
4.7	Form of Warrant, dated as of February 5, 2019 by and between Leap Therapeutics, Inc. and each of the purchasers in the Registrant’s 2019 Public Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed on February 1, 2019).
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed on January 7, 2020).
4.9	Form of Series A Coverage Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed on January 7, 2020).
4.10	Form of Series B Coverage Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed on January 7, 2020).
4.11	Amendment No. 2 to Warrant, by and among Macrocure, the Registrant and certain warrant holders, dated as of January 23, 2017 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed on March 31, 2017).
4.12	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed on March 16, 2020).
10.1**	Exclusive Option and License Agreement dated as of January 3, 2020, by and between the Company and BeiGene, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed on May 14, 2020).
10.2**	License Agreement, between Eli Lilly and Company and Dekkun Corporation, effective as of January 3, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form S-4, as filed on September 26, 2016).

Exhibit No.	Description
10.3**	License Agreement, by and between Lonza Sales AG and Healthcare Pharmaceuticals, Inc., dated as of May 28, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form S-4, as filed on September 26, 2016).
10.4	Royalty Agreement, between Leap Therapeutics, Inc. and Leap Shareholder Royalty Vehicle, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on January 26, 2017).
10.5	Letter Agreement, between Leap Shareholder Royalty Vehicle, Inc. and certain Leap stockholders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on January 26, 2017).
10.6	Form of Purchase Agreement, dated as of November 14, 2017, by and among Leap Therapeutics, Inc. and the purchasers identified on the schedule thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on November 17, 2017).
10.7	Purchase Agreement dated as of July 11, 2019, by and between the Company and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on July 11, 2019).
10.8	Purchase Agreement dated as of July 10, 2019, by and between the Company and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on July 11, 2019).
10.9	Securities Purchase Agreement, dated January 3, 2020, by and among the Company and the institutional investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on January 7, 2020).
10.10	Form of Indemnification Agreement (filed as Exhibit 10.10 to Amendment No. 1 to the Registrant’s registration statement on Form S-4, as filed on November 2, 2016).
10.11^	Macrocure 2013 Share Incentive Plan (filed as Exhibit 10.4 to the Company’s registration statement on Form S-8, as filed on January 27, 2017).
10.12^	Amendment No. 1 to Macrocure 2013 Share Incentive Plan (filed as Exhibit 10.5 to the Company’s registration statement on Form S-8, as filed on January 27, 2017).
10.13^	Summary Translation of Macrocure 2008 Stock Option Plan stockholders (filed as Exhibit 10.3 to the Registrant’s registration statement on Form S-8, as filed on January 27, 2017).
10.14^	Employment Agreement, by and between the Company and Douglas E. Onsi, dated as of April 10, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, as filed on April 15, 2020).
10.15^	Executive Employment Agreement and accompanying Employee Proprietary Information, Inventions, Non-Competition and Non-Solicitation Agreement, by and between Leap and Christopher K. Mirabelli, dated as of August 29, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-4, as filed on September 26, 2016).
10.16^	Executive Employment Agreement and accompanying Employee Proprietary Information, Inventions, Non-Competition and Non-Solicitation Agreement, by and between Leap and Augustine Lawlor, dated as of August 29, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form S-4 , as filed on September 26, 2016).
10.17^	Employment Agreement, by and between the Company and Christine Granfield, dated as of August 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed on November 12, 2020).
10.18*^	Employment Agreement, by and between the Company and Cynthia Sirard, dated as of April 10, 2020.
10.19*^	Employment Agreement, by and between the Company and John Mark O’ Mahony, dated as of April 10, 2020.

Exhibit No.	Description
10.20^	Amended and Restated 2012 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8, as filed on January 27, 2017).
10.21^	Form of Stock Option Grant Notice and Stock Option Agreement under the Registrant’s Amended and Restated 2012 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed on March 31, 2017).
10.22^	2016 Equity Incentive Plan of Leap Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-8, as filed on January 27, 2017).
10.23^	Form of Stock Option Grant Notice and Stock Option Agreement under Leap’s 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-4, as filed on November 2, 2016).
10.24^	First Amendment to the 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8, as filed on June 11, 2019).
21.1*	Subsidiaries of Leap Therapeutics, Inc.
23.1*	Consent of EisnerAmper LLP related to Leap Therapeutics, Inc. financial statements.
31.1*	Certification of Principal Executive and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*+	Principal Executive and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from Leap Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the year ended December 31, 2020 and December 31, 2019, (iii) Consolidated Statements of Shareholders’ Equity (Deficit) at December 31, 2020 and December 31, 2019 (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2020 and December 31, 2019, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*
Exhibits filed herewith

^
Indicates management contract or compensation plan

**
Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

+
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of the Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LEAP THERAPEUTICS, INC.
March 12, 2021	By:	/s/ Douglas E. Onsi Name: Douglas E. Onsi Title: President, Chief Executive Officer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NAME	TITLE	DATE
/s/ Douglas E. Onsi Douglas E. Onsi	Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 12, 2021
/s/ Christopher K. Mirabelli, Ph.D. Christopher K. Mirabelli, Ph.D.	Chairman of the Board of Directors	March 12, 2021
/s/ Monica M. Bertagnolli, M.D. Monica M. Bertagnolli, M.D.	Director	March 12, 2021
/s/ James Cavanaugh, Ph.D. James Cavanaugh, Ph.D.	Director	March 12, 2021
/s/ Thomas Dietz, Ph.D. Thomas Dietz, Ph.D.	Director	March 12, 2021
/s/ William Li, M.D. William Li, M.D.	Director	March 12, 2021
/s/ Joseph Loscalzo, M.D., Ph.D. Joseph Loscalzo, M.D., Ph.D.	Director	March 12, 2021
/s/ Nissim Mashiach Nissim Mashiach	Director	March 12, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Leap Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Leap Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficiency), and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ EisnerAmper LLP
We have served as the Company’s auditor since 2014.
EISNERAMPER LLP
Philadelphia, Pennsylvania
March 12, 2021

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$52,071	$3,891
Research and development incentive receivable	73	185
Prepaid expenses and other current assets	130	165
Total current assets	52,274	4,241
Property and equipment, net	65	124
Right of use assets, net	528	1,026
Deferred tax assets	179	127
Deferred costs	345	831
Deposits	980	1,099
Total assets	$54,371	$7,448
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$2,717	$4,571
Accrued expenses	2,747	3,441
Deferred revenue— current portion	1,500	—
Lease liability— current portion	408	474
Total current liabilities	7,372	8,486
Non current liabilities:
Restricted stock liability	204	159
Lease liability, net of current portion	144	552
Total liabilities	7,720	9,197
Stockholders' equity (deficiency):
Common stock, $0.001 par value; 240,000,000 shares authorized; 59,657,742 and 24,194,877 shares issued and outstanding as of December 31, 2020 and 2019, respectively	60	24
Additional paid-in capital	270,155	193,319
Accumulated other comprehensive income (loss)	(579)	76
Accumulated deficit	(222,985)	(195,168)
Total stockholders’ equity (deficiency)	46,651	(1,749)
Total liabilities and stockholders' equity (deficiency)	$54,371	$7,448
See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
	Year Ended December 31
	2020	2019
License revenue	$1,500	$—
Operating expenses:
Research and development	20,423	24,366
General and administrative	9,616	9,085
Total operating expenses	30,039	33,451
Loss from operations	(28,539)	(33,451)
Interest income	93	313
Interest expense	(39)	(23)
Australian research and development incentives	231	132
Foreign currency gains	738	126
Loss before income taxes	(27,516)	(32,903)
Income taxes	2	3
Net loss	(27,514)	(32,900)
Dividend attributable to down round feature of warrants	(303)	(359)
Dividend attributable to Series A & B convertible preferred stock	(372)	—
Series A & B convertible preferred stock—beneficial conversion feature	(9,399)	—
Net loss attributable to common stockholders	$(37,588)	$(33,259)
Net loss per share
Basic	$(0.63)	$(1.47)
Diluted	$(0.63)	$(1.47)
Weighted average common shares outstanding
Basic	59,327,713	22,582,687
Diluted	59,327,713	22,582,687
See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
	Year Ended December 31,
	2020	2019
Net loss	$(27,514)	$(32,900)
Other comprehensive loss:
Foreign currency translation adjustments	(655)	(226)
Comprehensive loss	$(28,169)	$(33,126)
See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(In thousands, except share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficiency)
	Shares	Amount
Balances at December 31, 2018	14,703,159	$15	$162,393	$302	$(153,535)	$9,175
Issuance of common stock in connection with February 2019 Public Offering, net of issuance costs of $1,102	7,557,142	7	12,115	—	—	12,122
Issuance of common stock through ATM sales	1,033,147	1	1,922	—	—	1,923
To record ATM issuance costs in Additional Paid-in Capital	—	—	(13)	—	—	(13)
Issuance of common stock in connection with July 2019 Lincoln Park Capital Commitment Purchase Agreement	330,000	—	—	—	—	—
Issuance of common stock in connection with July 2019 Lincoln Park Capital Registered Offering Purchase Agreement	571,429	1	999	—	—	1,000
To record Lincoln Park issuance costs in Additional Paid-in-Capital	—	—	(10)	—	—	(10)
Reclassification of 2017 warrants from liability to equity	—	—	11,822	—	(8,374)	3,448
Record the value of the effect of the down round feature as a dividend	—	—	359	—	(359)	—
Foreign currency translation adjustment	—	—	—	(226)	—	(226)
Stock-based compensation	—	—	3,732	—	—	3,732
Net loss	—	—	—	—	(32,900)	(32,900)
Balances at December 31, 2019	24,194,877	$24	$193,319	$76	$(195,168)	$(1,749)
See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)
(In thousands, except share amounts)
	Series A Convertible Preferred Stock,		Series B Convertible Preferred Stock,		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2019	—	$—	—	$—	24,194,877	$24	$193,319	$76	$(195,168)	$(1,749)
Issuance of Series A & B Convertible Preferred Stock, net of underwriting discounts	1,421,801	14,062	1,137,442	11,260	—	—	—	—	—	—
Series A & B Convertible Preferred Stock discount - beneficial conversion feature	—	(5,226)	—	(4,173)	—	—	9,399	—	—	9,399
Series A & B Convertible Preferred Stock accrued dividends	—	207	—	165	—	—	(372)	—	—	(372)
Conversion of Series A & B Convertible Preferred Stock dividends to prefunded warrants and common stock	—	(207)	—	(165)	156,713	1	371	—	—	372
Conversion of Series A Convertible Preferred Stock to prefunded warrants	(1,421,801)	(8,836)	—	—	—	—	8,836	—	—	8,836
Conversion of Series B Convertible Preferred Stock to common stock	—	—	(1,137,442)	(7,087)	11,374,420	11	7,076	—	—	7,087
Issuance of common stock in connection with June 2020 Public Offering, net of issuance costs of $3,472					23,625,000	24	48,252	—	—	48,276
Issuance of common stock upon exercise of stock options	—	—	—	—	32,778	—	51	—	—	51
Issuance of common stock upon exercise of warrants	—	—	—	—	273,954	—	348	—	—	348
Dividend attributable to the down round feature of 2017 Warrants	—	—	—	—	—	—	303	—	(303)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(655)	—	(655)
Stock-based compensation	—	—	—	—	—	—	2,572	—	—	2,572
Net loss	—	—	—	—	—	—	—	—	(27,514)	(27,514)
Balances at December 31, 2020	—	$—	—	$—	59,657,742	$60	$270,155	$(579)	$(222,985)	$46,651
See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(27,514)	$(32,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	34	47
Amortization of contract asset	135	—
Right-of-use asset	499	729
Stock-based compensation expense	2,572	3,732
Foreign currency (gain) loss	(738)	—
Change in fair value of restricted stock liability	45	159
Changes in operating assets and liabilities:
Prepaid expenses and other assets	774	302
Deferred tax assets	(36)	(3)
Research and development incentive receivable	117	643
Contract acquisition costs	(270)	—
Accounts payable and accrued expenses	(2,601)	1,084
Deferred revenue	1,500	—
Lease liability	(474)	(695)
Net cash used in operating activities	(25,957)	(26,902)
Cash flows from investing activities:
Purchases of property and equipment	—	(100)
Proceeds from sale of property and equipment	25	15
Net cash provided by (used in) investing activities	25	(85)
Cash flows from financing activities:
Proceeds from issuance of common stock—June 2020 Public Offering	48,518	—
Proceeds from the issuance of Series A convertible preferred stock	14,986	—
Proceeds from the issuance of Series B convertible preferred stock	12,000	—
Proceeds from issuance of common stock	—	12,331
Proceeds from issuance of common stock from ATM sales	—	1,923
Proceeds from issuance of common stock in connection with July 2019 Lincoln Park Capital Registered Offering Purchase Agreement, net of issuance costs	—	1,000
Proceeds from the exercise of common stock warrants	348	—
Proceeds from the exercise of stock options	51	—
Payment of deferred offering costs	(1,906)	(437)
Net cash provided by financing activities	73,997	14,817
Effect of exchange rate changes on cash and cash equivalents	115	(223)
Net decrease in cash and cash equivalents	48,180	(12,393)
Cash and cash equivalents at beginning of year	3,891	16,284
Cash and cash equivalents at end of year	$52,071	$3,891
Supplemental disclosure of non-cash financing activities:
Reclassification of 2017 Warrants from liability to equity	$—	$3,448
Dividend attributable to down round feature of warrants	$303	$359
Offering costs included in accounts payable and accrued expenses	$—	$444
Right-of-use asset recorded upon adoption of ASU 2016-02	$—	$1,755
Lease liability recorded upon adoption of ASU 2016-02	$—	$1,720
Accrued rent reclassified upon adoption of ASU 2016-02	$—	$35
Reclassification of deferred offering costs to additional paid-in-capital	$—	$23
Conversion of Series A convertible preferred stock to prefunded warrants	$8,836	$—
Conversion of Series B convertible preferred stock to common stock	$7,087	$—
Beneficial conversion feature from Series A convertible preferred stock	$5,226	$—
Beneficial conversion feature from Series B convertible preferred stock	$4,173	$—
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
On December 10, 2015, the Company entered into a merger agreement with GITR Inc. (“GITR”), an entity under common control, whereby a wholly owned subsidiary was merged with GITR and the surviving name of the wholly owned subsidiary was GITR Inc.
On August 29, 2016, the Company entered into a merger agreement with Macrocure Ltd. (“Macrocure”), a publicly held, clinical-stage biotechnology company based in Petach Tikva, Israel. In connection with the merger, the Company applied to be listed on the Nasdaq Global Market. Nasdaq approved the listing, and trading in the Company’s common stock commenced on January 24, 2017, under the trading symbol “LPTX.” On February 1, 2017, Macrocure’s name was changed to Leap Therapeutics Ltd. In 2020, Leap Therapeutics Ltd. was dissolved.
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
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2020, the Company had cash and cash equivalents of $52,071. Additionally, the Company had an accumulated deficit of $222,985 at December 31, 2020, and during the year ended December 31, 2020, the Company incurred a net loss of $27,514. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash and cash equivalents of $52,071 as of December 31, 2020, will be sufficient to fund its operating expenses for at least 12 months from the issuance of these financial statements.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (continued)
(Amounts in thousands, except share and per share amounts)
1. Nature of Business, Basis of Presentation and Liquidity (continued)
In addition, the Company will likely seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If the Company does not obtain additional funding or development program cost-sharing, or exceeds its current spending forecasts or fails to receive the research and development tax incentive payment, the Company has the ability and would be forced to: delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, any of which could adversely affect its business prospects. The inability to obtain funding, as and when needed, could have a negative impact on the Company’s financial condition and ability to pursue its business strategies.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation.
Use of Estimates
The presentation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. This percentage was 43.5% for the years ended December 31, 2020 and 2019.
The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of $73 and $185 as of December 31, 2020 and 2019, respectively, in the consolidated balance sheets and other income from Australian research and development incentives of $231 and $132, in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively, related to refundable research and development incentive program payments in Australia.
The following table shows the change in the research and development incentive receivable from January 1, 2019 to December 31, 2020:
Balance at January 1, 2019	$836
Australian research and development incentive income, net	132
Cash received for 2018 eligible expenses	(757)
Foreign currency translation	(26)
Balance at December 31, 2019	185
Australian research and development incentive income, net	231
Cash received for 2019 eligible expenses	(331)
Foreign currency translation	(12)
Balance at December 31, 2020	$73
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
The Company recognizes accrued interest and penalties associated with uncertain tax position as part of the income tax provision. There were no uncertain tax positions or income tax related interest and penalties recorded for the years ended December 31, 2020 and 2019. The income tax returns of the Company for the year ended December 31, 2017 and subsequent years are subject to examination by the Internal Revenue Service and other taxing authorities, generally for three years after the work filed.
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated into U.S. dollars at exchange rates as of the consolidated balance sheet date. Equity is translated at historical exchange rates. Revenues and expenses are translated into U.S. dollars at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ deficiency. Foreign currency transaction gains and losses are included in the results of operations.
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
Impairment of Long-Lived Assets
Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not record any impairment losses on long-lived assets during 2020 and 2019.
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

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (continued)
(Amounts in thousands, except share and per share amounts)
2. Summary of Significant Accounting Policies (continued)
The Company also capitalizes certain contract acquisition costs. During the year ended December 31, 2020, the Company incurred contract acquisition costs which were capitalized under ASC 340-40 as incremental costs of obtaining the contract with BeiGene. This cost is amortized on a straight-line basis over the performance period of the research and development services.
As of December 31, 2020 and December 31, 2019 there was $345 and $831, respectively, of deferred costs.
Deposits
Deposits as of December 31, 2020 and 2019 included $980 and $1,099, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized.
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
The Company will recognize on a prospective basis the value of the effect of the down round feature in the 2017 Warrants when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic EPS calculation. In connection with the public offering, completed in February 2019 (the “2019 Public Offering”), when the 2017 Warrants were repriced from $6.085 to $1.75 as a result of a down round, the Company recorded a dividend of $359 during the year ended December 31, 2019. In connection with the private placement of common stock completed in January 2020 (the “January 2020 Private Placement”), when the 2017 Warrants were repriced from $1.75 to $1.055 as a result of a down round, the Company recorded a dividend of $303 during the year ended December 31, 2020.
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

During the years presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2020 and 2019.
A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):
	Total	Level 1	Level 2	Level 3
December 31, 2020
Assets:
Cash equivalents	$51,116	$51,116	$—	$—
Total assets	$51,116	$51,116	$—	$—
Liabilities:
Restricted stock liability	$204	$—	$204	$—
Total liabilities	$204	$—	$204	$—
December 31, 2019
Assets:
Cash equivalents	$3,891	$3,891	$—	$—
Total assets	$3,891	$3,891	$—	$—
Liabilities:
Restricted stock liability	$159	$—	$159	$—
Total liabilities	$159	$—	$159	$—
Cash equivalents of $51,116 and $3,891 as of December 31, 2020 and 2019, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
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
Segment Information
The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is developing novel, targeted drugs for the treatment of cancer. Substantially all of the Company’s tangible assets are held in the United States.
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
The Company measures stock-based awards granted to consultants and nonemployees based on the fair value of the award on the date on which the related service is complete. Compensation expense is

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (continued)
(Amounts in thousands, except share and per share amounts)
2. Summary of Significant Accounting Policies (continued)
recognized over the period during which services are rendered by such consultants and nonemployees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model.
Stock-based compensation is classified in the accompanying consolidated statements of operations based on the function to which the related services are provided.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options granted to employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to nonemployees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield of zero is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.
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
License revenue.   The Company’s performance obligations under its license agreements may include providing intellectual property licenses, performing technology transfer, performing research and development consulting services and notifying the customer of any enhancements to licensed technology or new technology that it discovers, among others. The Company determined that its performance obligations under its license agreements as evaluated at contract inception were not distinct and represented a single performance obligation. Upfront payments are amortized to revenue on a straight line basis over the performance period. Upfront payment contract liabilities resulting from the Company’s license agreements do not represent a financing component as the payment is not financing the transfer of goods or services, and the technology underlying the licenses granted reflects research and development expenses already incurred

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (continued)
(Amounts in thousands, except share and per share amounts)
2. Summary of Significant Accounting Policies (continued)
by the Company. Generally, all amounts received or due other than sales-based milestones and royalties are classified as license revenues. Sales-based milestones and royalties under the Company’s license agreements will be recognized as royalty revenue in the period the related sale occurred. The Company generally invoices its licensees upon the completion of the effort or achievement of a milestone, based on the terms of each agreement. Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods as performance obligations are satisfied. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.
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
In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard effective January 1, 2019 and concluded that the 2017 Warrants qualified for equity classification. The Company applied the guidance retrospectively to the 2017 Warrants by means of a cumulative-effect adjustment to its statement of financial position as of the beginning of the interim and annual period beginning January 1, 2019. The Company performed a final remeasurement of the warrant liability as of January 1, 2019 and reclassified $3,448 to stockholders’ equity.
In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 requires a lessee to recognize on its balance sheet (for both finance and operating leases) a liability to make lease

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (continued)
(Amounts in thousands, except share and per share amounts)
2. Summary of Significant Accounting Policies (continued)
payments and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2016-02 on January 1, 2019, the effective date, and used the effective date as its date of initial application. As such, the Company did not adjust prior period amounts. The Company also elected to adopt the practical expedients upon transition, which permit companies to not reassess lease identification, classification, and initial direct costs under ASU 2016-02 for leases that commenced prior to the effective date (see Note 6).
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
The Company is responsible for conducting development activities prior to the exercise of the option. After the option is exercised, BeiGene is solely responsible for the development and commercialization of DKN-01 in the licensed territory. The BeiGene Agreement continues in effect until the earlier of: (i) 120 days after the end of the option period, if BeiGene has not exercised the option by such date; and (ii) on a country-by country and Licensed Product-by-Licensed Product (as defined in the BeiGene Agreement) basis, the expiration of the Royalty Term (as defined in the BeiGene Agreement) applicable to such licensed product in such country. At any time, BeiGene may terminate the BeiGene Agreement by providing at least 60 days written notice of termination to the Company. Upon termination of the License Agreement, all rights granted by the Company to BeiGene terminate.
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
The Company identified the following material promises under the BeiGene Agreement: (1) option to an exclusive license to develop and commercialize DKN-01 in Asia (excluding Japan), Australia, and New

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (continued)
(Amounts in thousands, except share and per share amounts)
3. BeiGene Exclusive Option and License Agreement (continued)
Zealand, (2) participation in a joint development committee, (3) technology transfer services and (4) pre-option research and development services. The Company determined that the option to an exclusive license in the territory does not represent a material right. Additionally, the Company determined that the participation in the joint development committee, research and development services and technology transfer services are not distinct from each other, as each has limited value without the other. As such, for the purposes of ASC 606, the Company determined that these four material promises, described above, should be combined into a single performance obligation.
The Company determined the transaction price is equal to the up-front fee of $3,000. The transaction price was fully allocated to the single performance obligation and is recognized as revenue on a straight-line basis over the performance period of the research and development services. During the year ended December 31, 2020, the Company recognized $1,500 of license revenue related to the up-front fee received from BeiGene. The Company did not have any such license revenue during the year ended December 31, 2019.
Cost of Contract Acquisition
The Company incurred contract acquisition costs of $270 which were capitalized under ASC 340-40 as incremental costs of obtaining the contract with BeiGene. This cost is amortized on a straight-line basis over the performance period of the research and development services. The total amount of amortization expense during the year ended December 31, 2020 was $135 and the closing balance recorded in deferred costs as of December 31, 2020 was $135.
Royalties
As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the year ended December 31, 2020.
The following table presents a summary of the activity in the Company’s contract liabilities, related to the upfront cash payment received of $3,000, during the year ended December 31, 2020 (in thousands):
	Balance at January 1, 2020	Additions	Revenue recognized	Balance at December 31, 2020
Total contract liabilities	$—	$3,000	$(1,500)	$1,500

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (continued)
(Amounts in thousands, except share and per share amounts)
4. Property and Equipment, Net
Property and equipment, net consisted of the following:
	December 31,
	2020	2019
Computer office equipment	$51	$51
Leasehold improvements	69	69
Lab equipment	76	113
Furnitures and fixtures	30	30
	226	263
Less: accumulated depreciation	(161)	(139)
Property and equipment, net	$65	$124
Depreciation expense was $34 and $47 for the years ended December 31, 2020 and 2019, respectively.
5. Accrued Expenses
Accrued expenses consist of the following:
	December 31,
	2019	2018
Clinical trials	$795	$1,828
Professional fees	255	609
Payroll and related expenses	1,697	1,004
Accrued expenses	$2,747	$3,441
6. Leases
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

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (continued)
(Amounts in thousands, except share and per share amounts)
6. Leases (continued)
In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the remaining lease term at the date of adoption. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has existing net leases in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. On January 1, 2019, the Company recorded a right-of-use asset of $1,720 and a lease liability of $1,720 on its consolidated balance sheets and reclassified prepaid rent to the right-of-use asset of $35. As of December 31, 2020, a right-of-use asset of $528 and lease liability of $552 are reflected on the consolidated balance sheet. The Company recorded rent expense of $549 and $837, respectively, during the years ended December 31, 2020 and 2019.
Future lease payments under non-cancelable operating leases as of December 31, 2020 are detailed as follows:
Future Operating Lease Payments
2021	434
2022	146
Total Lease Payments	580
Less: imputed interest	(28)
Total operating lease liabilities	$552
7. Warrants
As of December 31, 2020, outstanding warrants to purchase common stock, all of which are classified as equity warrants, consisted of the following:
December 31, 2020
Date Exercisable	Number of Shares Issuable	Exercise Price
1/23/2017	54,516	$0.01
11/14/2017	2,549,840	$1.055
2/5/2019	7,491,442	$1.95
3/5/2020	14,413,902	$0.001
3/5/2020	25,945,035	$2.11
6/22/2020	2,250,000	$0.001
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
The Company will recognize on a prospective basis the value of the effect of the down round feature in the warrant when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common shareholders in the basic EPS calculation. In connection with the 2019 Public Offering, when the 2017 Warrants were repriced from $6.085 to $1.75, the Company recorded a dividend of $359 during the year ended December 31, 2019. In connection with the January 2020 Private Placement, when the 2017 Warrants were repriced from $1.75 to $1.055, the Company recorded a dividend of $303 during the year ended December 31, 2020.
During the year ended December 31, 2020, 208,254 of the 2017 Warrants were exercised for cash resulting in gross proceeds to the Company of $220.
2019 Warrants
On February 5, 2019, in connection with the 2019 Public Offering, the Company issued immediately exercisable warrants (the “2019 Warrants”) to purchase 7,557,142 shares of common stock to investors. The 2019 Warrants have an exercise price of $1.95 per share and expire on February 5, 2026. The 2019 Warrants qualify for equity classification.
During the year ended December 31, 2020, 65,700 of the 2019 Warrants were exercised for cash resulting in gross proceeds to the Company of $128.
March 2020 Warrants
On January 3, 2020, the Company entered into a Securities Purchase Agreement with investors, providing for a private placement transaction exempt from the Securities Act of 1933, as amended, pursuant to which the Company issued and sold 1,421,801 shares of its Series A Preferred Stock, at a purchase price of $10.54 per share, 1,137,442 shares of its Series B Preferred Stock at a purchase price of $10.55 per share, and one (1) share of the Company’s Special Voting Stock entitling the purchaser of Series A Preferred Stock to elect one member of the Company’s board of directors.
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
8. Common Stock
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through December 31, 2020, no dividends have been declared for shares of common stock.
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
Issuance of Common Stock under Distribution Agreement—2019
On September 7, 2018, the Company filed a Prospectus Supplement to register the offer and sale of shares of common stock having an aggregate offering price of up to $30,000 pursuant to the terms of a distribution agreement, or the Distribution Agreement, with Raymond James & Associates, Inc. During the year ended December 31, 2019, the Company issued 1,033,147 shares under the Distribution Agreement, for net proceeds of $1,923. In June 2020, the Company terminated the Distribution Agreement and did not issue any shares under the Distribution Agreement during the year ended December 31, 2020.
Lincoln Park Purchase Agreements
On July 10, 2019, the Company entered into a Commitment Purchase Agreement and a Registration Rights Agreement with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park up to $20,000 in shares of its common stock, $0.001 par value per share, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. As consideration for Lincoln Park’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to Lincoln Park 330,000 shares of common stock. The Company did not receive any cash proceeds from the issuance of such shares. During the year ended December 31, 2020, the Company did not issue any shares under the Commitment Purchase Agreement.
On July 11, 2019, the Company entered into a Registered Offering Purchase Agreement, under which the Company agreed to sell to Lincoln Park, and Lincoln Park agreed to purchase 571,429 shares of common stock, at a price of $1.75 per share for an aggregate purchase price of $1,000.
January 2020 Private Placement
On January 3, 2020, the Company issued and sold 1,421,801 shares of its Series A Preferred Stock at a purchase price of $10.54 per share, 1,137,442 shares of its Series B Preferred Stock at a purchase price of

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (continued)
(Amounts in thousands, except share and per share amounts)
8. Common Stock (continued)
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
In connection with the January 2020 Private Placement, Series A Preferred Stock holders and Series B Preferred Stock holders were entitled to cash dividends at a fixed cumulative percentage of 8% per annum plus any dividends declared on outstanding common stock on an as-converted basis, effective on the issuance date of the Series A Preferred Stock and Series B Preferred Stock. The cash dividends were converted to shares of common stock upon the conversion of the Series A Preferred Stock to pre-funded warrants and Series B Preferred Stock to common stock. During the year ended December 31, 2020, the Company recorded $372 of Series A Preferred Stock and Series B Preferred Stock dividends, which qualify as cumulative dividends, and in the calculation of EPS are subtracted from net income in arriving at income attributable to common stockholders.
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
Public Offering of Common Stock—June 2020
On June 22, 2020, the Company completed the 2020 Public Offering, whereby the Company issued 20,250,000 shares of its common stock at $2.00 per share and, in lieu of common stock, issued certain investors 2,250,000 of its June 2020 Pre-funded Warrants. The June 2020 Pre-funded Warrants have an exercise price of $0.001 per share, expire on June 22, 2027 and qualify for equity classification.
On June 25, 2020, the underwriters exercised their right to purchase 3,375,000 additional shares of the Company’s common stock at the public offering price per share of common stock, less underwriting discounts and commissions. The aggregate net proceeds received by the Company from the 2020 Public Offering were approximately $48,276, net of underwriting discounts and commissions and offering expenses payable by the Company.
9. Stock-Based Compensation
Equity Incentive Plans
In September 2012, the Company adopted the 2012 Equity Incentive Plan, as amended, which provides designated employees of the Company and its affiliates, certain consultants and advisors who perform

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (continued)
(Amounts in thousands, except share and per share amounts)
9. Stock-Based Compensation (continued)
services for the Company and its affiliates, and nonemployee members of the Board of Directors of the Company and its affiliates with the opportunity to receive grants of incentive stock options, nonqualified stock options and stock awards.
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
As of December 31, 2020, there were 340,144 shares available for grant under the Company’s Equity Incentive Plans.
A summary of stock option activity under the Company’s Equity Incentive Plans is as follows:
	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,761,912	$11.30	8.01	$—
Granted	1,481,975	$1.48
Forfeited	(219,321)	$15.14
Outstanding at December 31, 2019	4,024,566	$7.48	7.98	$2
Granted	2,662,500	$2.10
Exercised	(32,778)	$1.53
Forfeited	(260,435)	$6.95
Outstanding at December 31, 2020	6,393,853	$5.29	7.96	$1,961
Options exercisable at December 31, 2020	3,482,169	$7.83	7.07	$722
Options vested and expected to vest at December 31, 2020	6,393,853	$5.29	7.96	$1,961
The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the years ended December 31, 2020 and 2019 were as follows, presented on a weighted average basis:
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

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (continued)
(Amounts in thousands, except share and per share amounts)
9. Stock-Based Compensation (continued)
As of December 31, 2020, there was approximately $3,947 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.08 years.
The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the consolidated statements of operations as follows:
	Year Ended December 31,
	2020	2019
Research and development	$1,028	$714
General and administrative	1,296	3,018
Total	$2,324	$3,732
Restricted Stock Units
During the years ended December 31, 2020 and 2019, the Company issued 92,500 and 181,000 restricted stock units (“RSUs”), respectively, to employees under the 2016 Plan. Upon vesting of the RSUs, the Company has the option to settle the award by either issuing shares of the Company’s common stock or paying an amount of cash equal to the fair value of the Company’s common stock on the settlement date. During the years ended December 31, 2020 and 2019, the Company recorded stock based compensation expense related to liability classified RSUs of $204 and $265, respectively. In each of October 2019 and January 2020, the Company cash settled 90,500 RSUs. In January 2021, the Company cash settled 92,500 RSUs. As of December 31, 2020 and 2019, these RSUs are classified as restricted stock liability in the consolidated balance sheets of $204 and $159, respectively, as they contain a cash settlement option.
During the year ended December 31, 2020, the Company granted 660,606 RSUs to an executive officer that will cliff vest and will be settled after three years of continuous service, or upon a change of control of the Company, whichever is earlier, pursuant to the 2016 Plan. During the year ended December 31, 2020, the Company recognized $248 of stock based compensation expense related to equity classified RSUs, as they do not contain a cash settlement option.
The following table presents a summary of outstanding RSUs under the 2016 Plan as of December 31, 2020:
	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2018	—	$—
Awarded	181,000	$1.74
Settled in cash	(90,500)	$1.17
Outstanding at December 31, 2019	90,500	$1.76
Awarded	753,106	$1.49
Settled in cash	(90,500)	$1.76
Outstanding at December 31, 2020	753,106	$1.52
As of December 31, 2020, there were 753,106 shares outstanding covered by RSUs that were vested and expected to vest. The weighted average grant date fair value of these shares of restricted stock was

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (continued)
(Amounts in thousands, except share and per share amounts)
9. Stock-Based Compensation (continued)
$1.49 per share and the aggregate grant date fair value of these shares of restricted stock was approximately $1,112. As of December 31, 2020, there was approximately $690 of unrecognized compensation costs related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 2.21 years.
10. Income Taxes
During the year end December 31, 2020, the Company’s Israeli operations were dissolved and as a result, the Company wrote off all existing deferred tax assets related to the Israeli operations which consisted primarily of net operating loss carryforwards. The write off of the deferred tax assets was offset by an equal reduction in the valuation allowance.
As of December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $160,531 and $141,751, respectively, which begin to expire in 2030 for federal and state purposes. The Company’s federal net operating losses include $79,223 which can be also carried forward indefinitely.
The Company may be able to utilize its net operating loss carryforwards to reduce future federal and State income tax liabilities. However, these net operating losses are subject to various limitations under Internal Revenue Code (“IRC”) section 382, which limit the use of net operating loss carryforwards to the extent there has been an ownership change of more than 50 percentage points. In addition, the net operating loss carryforwards are subject to examination by taxing authorities and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC section 382 analysis, it is possible that the utilization of the Company’s net operating loss carryforwards may be limited.
In addition, the Company has federal and state research and development tax credits of approximately $3,770 and $645, respectively, that begin to expire in 2030 for federal and state tax purposes.
There is no provision for income taxes in the United States or Israel, because the Company has historically incurred operating losses and maintains a full valuation allowance against its deferred tax assets in these jurisdictions. The deferred tax asset recorded in the consolidated balance sheet relates to our Australian operations.
Income (loss) before income taxes consisted of the following:
	Year Ended December 31,
	2020	2019
U.S.	$(28,699)	$(32,875)
Foreign	1,183	(28)
Loss before income taxes	$(27,516)	$(32,903)

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (continued)
(Amounts in thousands, except share and per share amounts)
10. Income Taxes (continued)
A summary of the Company’s current and deferred expense for income tax is as follows:
	Year Ended December 31,
	2020	2019
Current expense (benefit):
Federal	$—	$—
State	—	—
Foreign	40	—
Total current expense (benefit):	$40	$—
Deferred expense (benefit):
Federal	$—	$—
State	—	—
Foreign	(42)	(3)
Total deferred expense (benefit):	$(42)	$(3)
Total income tax expense (benefit):	$(2)	$(3)
A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:
	Year Ended December 31,
	2020	2019
Income at US Statutory Rate	21.00%	21.00%
State Taxes, net of Federal benefit	6.97%	6.79%
Permanent Differences	-1.09%	-0.33%
Tax Credits	5.98%	3.30%
Tax Law Change	-0.04%	0.00%
Foreign Rate Differential	-0.46%	0.07%
Israel DTA write-off	-70.15%	0.00%
Valuation Allowance	36.56%	-40.18%
Other	1.23%	9.35%
	0.00%	0.00%

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (continued)
(Amounts in thousands, except share and per share amounts)
10. Income Taxes (continued)
The significant components of the Company’s deferred tax assets as of December 31, 2020 and 2019 were as follows:
	Year Ended December 31,
	2020	2019
Accrued expenses	455	277
License Fees	1,168	1,332
Stock Options	3,759	2,584
Other	228	115
State net operating loss carryforwards	8,959	7,431
State research tax credits	625	510
Federal net operating loss carryforwards	33,711	47,845
Federal research tax credits	4,943	3,770
Total deferred tax assets	53,848	63,864
Valuation allowance	(53,669)	(63,737)
Net deferred tax asset (liability)	179	127
As of December 31, 2020 and 2019, the Company had provided a full valuation allowance against its net deferred tax assets, except for its Australian deferred tax assets, because realization of any future tax benefit cannot be reasonably assured. The valuation allowance increased during the year ended December 31, 2019 by $13,220 and decreased during the year ended December 31, 2020 by $10,068. The decrease for the year ended December 31, 2020 is primarily attributed to the write-off of the Israel net operating loss carryforwards.
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2020 the Company has not recorded any uncertain tax positions.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The earliest tax years that may be subject to examination by jurisdiction are 2016 for both federal and state purposes. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There were no interest and penalties pertaining to uncertain tax positions for the years ended December 31, 2020 or 2019.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (continued)
(Amounts in thousands, except share and per share amounts)
11. Net Loss Per Share
Basic and diluted net loss per share for the years ended December 31, 2020 and 2019 was calculated as follows:
	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(27,514)	$(32,900)
Dividend attributable to down round feature of warrants	(303)	(359)
Dividend attributable to Series A & B convertible preferred stock	(372)	—
Series A & B convertible preferred stock—beneficial conversion feature	(9,399)	—
Net loss attributable to common stockholders for basic and diluted loss per share	$(37,588)	$(33,259)
Denominator:
Weighted average number of common shares outstanding—basic and diluted	59,327,713	22,582,687
Net loss per share attributable to common stockholders—basic and diluted	$(0.63)	$(1.47)
Included within weighted average common shares outstanding are 16,718,418 common shares issuable upon the exercise of the pre-funded warrants and penny warrants, as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.
The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2020 and 2019, as the effect would be to reduce the net loss per share. The following table includes the potential common shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:
	Year Ended December 31,
	2020	2019
Restricted stock units to purchase common stock	753,106	90,500
Options to purchase common stock	6,393,853	4,024,566
Warrants to purchase common stock	35,986,317	10,369,752
	43,133,276	14,484,818

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (continued)
(Amounts in thousands, except share and per share amounts)
12. Commitments and Contingencies
Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of December 31, 2020, noncancelable commitments under these agreements totaled $636.
License and Service Agreements—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through December 31, 2020.
License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through December 31, 2020.
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
In December of 2019, a patent covering the use of the TRX518 antibody in combination with the chemotherapeutic agent, gemcitabine, for treating a colon tumor or adenocarcinoma of the colon, was

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (continued)
(Amounts in thousands, except share and per share amounts)
12. Commitments and Contingencies (continued)
granted to the Company by the EPO. A Notice of Opposition was filed against the patent by a single opponent, Sanofi, on September 25, 2020. The EPO issued a Communication on October 9, 2020 setting a deadline of February 9, 2021 for the Patentee to file a response to the Notice of Opposition. The Company filed a timely reply to the opponent’s Notice of Opposition on February 9, 2021. Oral proceedings at the EPO have not yet been scheduled.
Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020 and 2019.
13. Defined Contribution Plan
The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits.
The Company makes matching employee contributions in cash to the 401(k) Plan at a rate of 100% of the first 3% of earnings contributed and 50% of the next 2% of earnings contributed. Employees participating in the 401(k) Plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of $195 and $170 for the years ended December 31, 2020 and 2019, respectively.
14. Related Party Transactions
The Company has a license agreement with a stockholder (See Note 12).
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