Form 10-Q
period 2021-03-31
LEAP THERAPEUTICS, INC.
filed 2021-05-14
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 10, 2021 there were 59,672,014 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

You should refer to Part II, Item 1A, Risk Factors in this Quarterly Report and Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on March 12, 2021 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and, except to the extent required by applicable law, we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

DKN-01 is an investigational drug undergoing clinical development and has not been approved by the U.S. Food and Drug Administration (the “FDA”), nor has it been submitted to the FDA for approval. DKN-01 has not been, and may never be, approved by any regulatory agency or marketed anywhere in the world. Statements contained in this Quarterly Report should not be deemed to be promotional.

INTRODUCTORY COMMENT

References to Leap

Throughout this Quarterly Report on Form 10-Q, the “Company,” “Leap,” “Leap Therapeutics,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Leap Therapeutics, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Leap Therapeutics, Inc.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,491	$52,071
Research and development incentive receivable	22	73
Prepaid expenses and other current assets	266	130
Total current assets	43,779	52,274

Property and equipment, net	56	65
Right of use assets, net	433	528
Research and development incentive receivable, net of current portion	70	-
Deferred tax assets	178	179
Deferred costs	311	345
Deposits	980	980
Total assets	$45,807	$54,371
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,514	$2,717
Accrued expenses	2,335	2,747
Deferred revenue	1,125	1,500
Lease liability - current portion	418	408
Total current liabilities	7,392	7,372

Non current liabilities:
Restricted stock liability	-	204
Lease liability, net of current portion	36	144
Total liabilities	7,428	7,720

Stockholders' equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 59,669,722 and 59,657,742 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	60	60
Additional paid-in capital	271,002	270,155
Accumulated other comprehensive loss	(564)	(579)
Accumulated deficit	(232,119)	(222,985)
Total stockholders’ equity	38,379	46,651
Total liabilities and stockholders' equity	$45,807	$54,371

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
License revenue	$375	$375

Operating expenses:
Research and development	6,807	4,603
General and administrative	2,740	2,153
Total operating expenses	9,547	6,756
Loss from operations	(9,172)	(6,381)
Interest income	2	68
Interest expense	(14)	(12)
Australian research and development incentives	71	85
Foreign currency loss	(21)	(991)
Loss before income taxes	(9,134)	(7,231)
Dividend attributable to down round feature of warrants	-	(303)
Dividends attributable to Series A & B convertible preferred stock	-	(372)
Series A & B convertible preferred stock - beneficial conversion feature	-	(9,399)
Net loss attributable to common stockholders	$(9,134)	$(17,305)

Net loss per share
Basic & diluted	$(0.12)	$(0.55)

Weighted average common shares outstanding
Basic & diluted	76,378,569	31,632,213

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(9,134)	$(7,231)
Other comprehensive income:
Foreign currency translation adjustments	15	912
Comprehensive loss	$(9,119)	$(6,319)

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’
EQUITY For the Three Months Ended March 31, 2021 and 2020

(In thousands, except share amounts)

(Unaudited)

								Accumulated
	Series A Redeemable		Series B				Additional	Other		Total
	Convertible Preferred Stock,		Convertible Preferred Stock,		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	-	$-	-	$-	24,194,877	$24	$193,319	$76	$(195,168)	$(1,749)

Issuance of convertible preferred stock, net of underwriting discounts and commissions of $1,664	1,421,801	14,062	1,137,442	11,260	-	-	-	-	-	-
Series A & B Convertible Preferred Stock discount - beneficial conversion feature	-	(5,226)	-	(4,173)	-	-	9,399	-	-	9,399
Series A & B Convertible Preferred Stock accrued dividends	-	207	-	165	-	-	(372)	-	-	(372)
Conversion of Series A & B Convertible Preferred Stock dividends to prefunded warrants and common stock	-	(207)	-	(165)	156,713	1	371	-	-	372
Conversion of Series A Convertible Preferred Stock to prefunded warrants	(1,421,801)	(8,836)	-	-	-	-	8,836	-	-	8,836
Conversion of Series B Convertible Preferred Stock to common stock	-	-	(1,137,442)	(7,087)	11,374,420	11	7,076	-	-	7,087
Issuance of common stock upon exercise of stock options	-	-	-	-	7,778	-	12	-	-	12
Issuance of common stock upon exercise of warrants	-	-	-	-	65,700	-	128	-	-	128
Dividend attributable to the down round feature of 2017 Warrants	-	-	-	-	-	-	303	-	(303)	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	912	-	912
Stock-based compensation	-	-	-	-	-	-	570	-	-	570
Net loss	-	-	-	-	-	-	-	-	(7,231)	(7,231)
Balances at March 31, 2020	-	$-	-	$-	35,799,488	$36	$219,642	$988	$(202,702)	$17,964

								Accumulated
	Series A Redeemable		Series B				Additional	Other		Total
	Convertible Preferred Stock,		Convertible Preferred Stock,		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	-	$-	-	$-	59,657,742	$60	$270,155	$(579)	$(222,985)	$46,651

Issuance of common stock upon exercise of warrants	-	-	-	-	11,980	-	14	-	-	14
Foreign currency translation adjustment	-	-	-	-	-	-	-	15	-	15
Stock-based compensation	-	-	-	-	-	-	833	-	-	833
Net loss	-	-	-	-	-	-	-	-	(9,134)	(9,134)
Balances at March 31, 2021	-	$-	-	$-	59,669,722	$60	$271,002	$(564)	$(232,119)	$38,379

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,134)	$(7,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7	10
Amortization of contract asset	34	34
Amortization on right-of-use asset	95	191
Stock-based compensation expense	833	570
Foreign currency loss	21	991
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(133)	362
Research and development incentive receivable	(20)	(86)
Contract acquisition costs	-	(270)
Accounts payable and accrued expenses	387	(770)
Deferred revenue	(375)	2,625
Restricted stock liability	(204)	(159)
Lease liability	(98)	(193)
Net cash used in operating activities	(8,587)	(3,926)
Cash flows from financing activities:
Proceeds from the issuance of Series A convertible preferred stock commissions and discounts	-	14,986
Proceeds from the issuance of Series B convertible preferred stock commissions and discounts	-	12,000
Proceeds from the exercise of common stock warrants	14	128
Proceeds from the exercise of stock options	-	11
Payment of deferred offering costs	-	(1,520)
Net cash provided by financing activities	14	25,605

Effect of exchange rate changes on cash and cash equivalents	(7)	(105)
Net increase (decrease) in cash and cash equivalents	(8,580)	21,574
Cash and cash equivalents at beginning of period	52,071	3,891
Cash and cash equivalents at end of period	$43,491	$25,465

Supplemental disclosure of non-cash financing activities:
Dividend attributable to down round feature of warrants	$-	$303
Offering costs included in accounts payable and accrued expenses	$-	$144
Conversion of Series A convertible preferred stock to prefunded warrants	$-	$8,836
Conversion of Series B convertible preferred stock to common stock	$-	$7,087
Beneficial conversion feature from Series A convertible preferred stock	$-	$5,226
Beneficial conversion feature from Series B convertible preferred stock	$-	$4,173

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of March 31, 2021, statements of operations and statements of comprehensive loss for the three months ended March 31, 2021 and 2020 and statements of cash flows for the three months ended March 31, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2021, the Company had cash and cash equivalents of $43,491. Additionally, the Company had an accumulated deficit of $232,119 at March 31, 2021, and during the three months ended March 31, 2021, the Company incurred a net loss of $9,134. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash and cash equivalents of $43,491 as of March 31, 2021 will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these financial statements.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% for the year ended December 31, 2020 and for the three months ended March 31, 2021.

The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of $92 and $73 as of March 31, 2021 and December 31, 2020, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $71 and $85, respectively, for the three months ended March 31, 2021 and 2020.

The following table shows the change in the research and development incentive receivable from January 1, 2020 to March 31, 2021 (in thousands):

The following table shows the change in the research and development incentive receivable from January 1, 2020 to March 31, 2021:

Balance at January 1, 2020	185
Australian research and development incentive income, net	231
Cash received for 2019 eligible expenses	(331)
Foreign currency translation	(12)
Balance at December 31, 2020	$73
Australian research and development incentive income, net	71
Cash received for eligible expenses	(51)
Foreign currency translation	(1)
Balance at March 31, 2021	$92

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

As of March 31, 2021 and December 31, 2020 there was $311 and $345, respectively, of deferred costs.

Deposits

As of March 31, 2021 and December 31, 2020, $980 of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized were recorded in the condensed consolidated balance sheets.

Warrants

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. There were no transfers within the hierarchy during the three months ended March 31, 2021 or the year ended December 31, 2020.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
March 31, 2021
Assets:
Cash equivalents	$42,506	$42,506	$-	$-
Total assets	$42,506	$42,506	$-	$-

December 31, 2020
Assets:
Cash equivalents	$51,116	$51,116	$-	$-
Total assets	$51,116	$51,116	$-	$-

Liabilities:
Restricted stock liability	$204	$-	$204	$-
Total liabilities	$204	$-	$204	$-

Cash equivalents of $42,506 and $51,116 as of March 31, 2021 and December 31, 2020, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

The carrying values of the research and development incentive receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these assets and liabilities.

Leases

The Company accounts for leases in accordance with Accounting Standards Codification, or ASC, Topic 842, Leases.

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

In accordance with the guidance in Topic 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components.

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

Revenue Recognition

The Company records revenue in accordance with ASC Topic 606, Revenue From Contracts with Customers. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies”, in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2020.

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

In determining the appropriate amount of revenue to be recognized under ASC 606 as the Company fulfills its obligations under the BeiGene Agreement, the Company performs the following steps: (i) identifies the promised goods or services in the contract; (ii) determines whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measures the transaction price, including any constraints on variable consideration; (iv) allocates the transaction price to the performance obligations; and (v) recognizes revenue when (or as) the Company satisfies each performance obligation.

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

The Company determined the transaction price is equal to the up-front fee of $3,000. The transaction price was fully allocated to the single performance obligation and is recognized as revenue on a straight-line basis over the performance period of the research and development services. During each of the three months ended March 31, 2021 and 2020, the Company recognized $375 of license revenue related to the up-front fee received from BeiGene.

Cost of contract acquisition

The Company incurred contract acquisition costs of $270 which were capitalized under ASC 340-40 as incremental costs of obtaining the contract with BeiGene. This cost is amortized on a straight-line basis over the performance period of the research and development services. The total amount of amortization expense during the three months ended March 31, 2021 and 2020 was $34 and the closing balance recorded in deferred costs as of March 31, 2021 was $101.

Royalties

As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three months ended March 31, 2021 and 2020.

The following table presents a summary of the activity in the Company's contract liabilities, related to the upfront cash payment received of $3,000, from January 1, 2020 through March 31, 2021 (in thousands):

Contract Liabilities:

Balance at January 1, 2020	$-
Additions	3,000
Deductions	(1,500)
Balance at December 31, 2020	$1,500
Deductions	(375)
Balance at March 31, 2021	$1,125

4. Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
Clinical trials	$1,676	$795
Professional fees	117	255
Payroll and related expenses	542	1,697
Accrued expenses	$2,335	$2,747

5. Leases

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

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the remaining lease term at the date of adoption. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has existing net leases in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. As of March 31, 2021, a right-of-use asset of $433 and lease liability of $454 are reflected on the condensed consolidated balance sheets. The Company recorded rent expense of $105 and $198, respectively, during the three months ended March 31, 2021 and 2020.

Future lease payments under non-cancelable operating leases as of March 31, 2021 are detailed as follows:

Future Operating Lease Payments

2021	$327
2022	146
Total Lease Payments	473
Less: imputed interest	(19)
Total operating lease liabilities	$454

6. Warrants

As of March 31, 2021, outstanding warrants to purchase common stock, all of which are classified as equity warrants, consisted of the following:

March 31, 2021
Description	Number of Shares Issuable	Exercise Price	Expiration Date
1/23/2017	54,516	$0.01	Upon M&A event
2017 Warrants	2,539,409	$1.055	November 2024
2019 Warrants	7,489,893	$1.95	February 2026
March 2020	14,413,902	$0.001	March 2027
March 2020	25,945,035	$2.11	March 2027
June 2020	2,250,000	$0.001	June 2027
	52,692,755

2017 Warrants

The 2017 Warrants contain full ratchet anti-dilution protection provisions. The Company will recognize on a prospective basis the value of the effect of the down round feature in the 2017 Warrants when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic EPS calculation. In connection with the January 2020 Private Placement, when the 2017 Warrants were repriced from $1.75 to $1.055, the Company recorded a dividend of $303 during the three months ended March 31, 2020.

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

7. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through March 31, 2021, no dividends have been declared for shares of common stock.

Lincoln Park Purchase Agreement

On July 10, 2019, the Company entered into a Commitment Purchase Agreement and a Registration Rights Agreement with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park up to $20,000 in shares of its common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. The Lincoln Park Purchase Agreement expires in July 2021. As consideration for Lincoln Park’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to Lincoln Park 330,000 shares of common stock. The Company did not receive any cash proceeds from the issuance of such shares. During the three months ended March 31, 2021 and 2020, the Company did not issue any shares under the Commitment Purchase Agreement.

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

As of March 31, 2021, there were 1,094,999 shares available for grant under the Company’s equity incentive plans.

A summary of stock option activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2020	6,393,853	$5.29	7.96	$1,961
Granted	1,556,500	$2.50
Forfeited	(200,046)	$2.57
Outstanding at March 31, 2021	7,750,307	$4.80	7.99	$912

Options exercisable at March 31, 2021	3,907,038	$7.25	6.81	$456
Options vested and expected to vest at March 31, 2021	7,750,307	$4.80	7.99	$912

The grant date fair value of the options granted during the three months ended March 31, 2021 and 2020 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of comparable public companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The weighted average grant date fair value for the stock options granted during the three months ended March 31, 2021 and 2020 was $1.57 and $1.48 per share, respectively.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the three months ended March 31, 2021 and 2020 were as follows, presented on a weighted average basis:

	Three Months	Three Months Ended
	Ended March 31,	March 31,
	2021	2020
Expected volatility	66.94%	66.94%
Weighted average risk-free interest rate	0.66%	0.89%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.86	6.81

Stock options generally vest over a three or four year period, as determined by the compensation committee of the board of directors at the time of grant. The options expire ten years from the grant date. As of March 31, 2021, there was approximately $5,340 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.24 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2021	2020
Research and development	$330	$189
General and administrative	384	368
Total	$714	$557

Restricted Stock Units

During the year ended December 31, 2020, the Company issued 92,500 restricted stock units (“RSUs”) to employees under the 2016 Plan. Upon vesting of the RSUs, the Company has the option to settle the award by either issuing shares of the Company's common stock or paying an amount of cash equal to the fair value of the Company's common stock on the settlement date. In January 2021, the Company cash settled 92,500 RSUs. As of December 31, 2020, these RSUs are classified as restricted stock liability in the condensed consolidated balance sheets of $204, as they contain a cash settlement option.

During the three months ended March 31, 2021 and 2020, the Company granted 275,000 and 660,606, respectively, of RSUs to executive officers that will cliff vest and will be settled after three years of continuous service, or upon a change of control of the Company, whichever is earlier, pursuant to the 2016 Plan. During the three months ended March 31, 2021 and 2020, the Company recognized $119 and $13, respectively, of stock based compensation expense related to equity classified RSUs, as they do not contain a cash settlement option.

The following table presents a summary of outstanding RSUs under the 2016 Plan as of March 31, 2021:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Outstanding at December 31, 2020	753,106	$1.52
Awarded	275,000	$2.57
Settled in cash	(92,500)	$1.97
Outstanding at March 31, 2021	935,606	$1.76

As of March 31, 2021, there were 935,606 shares outstanding covered by RSUs that are expected to vest and the weighted average grant date fair value of these shares of restricted stock was $1.76 per share and the aggregate grant date fair value of these shares of restricted stock was approximately $1,645. As of March 31, 2021, there was approximately $1,278 of unrecognized compensation costs related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 2.41 years.

9. Net Loss Per Share

Basic and diluted net loss per share for the three months ended March 31, 2021 and 2020 was calculated as follows (in thousands except share and per share amounts).

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(9,134)	$(7,231)
Dividend attributable to down round feature of warrants	-	(303)
Dividend attributable to Series A & B convertible preferred stock	-	(372)
Series A & B convertible preferred stock - beneficial conversion feature	-	(9,399)
Net loss attributable to common stockholders for basic and diluted loss per share	$(9,134)	$(17,305)

Denominator:
Weighted average number of common shares outstanding - basic and diluted	76,378,569	31,632,213
Net loss per share attributable to common stockholders - basic and diluted	$(0.12)	$(0.55)

Included within weighted average common shares outstanding are 16,718,418 common shares issuable upon the exercise of the pre-funded warrants as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2021 and 2020, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Restricted stock units to purchase common stock	935,606	660,606
Options to purchase common stock	7,750,307	5,091,209
Warrants to purchase common stock	35,974,337	36,249,087
	44,660,250	42,000,902

10. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of March 31, 2021, there were $2,030 noncancelable commitments under these agreements.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through March 31, 2021.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through March 31, 2021.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2021 or December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q, including the disclosures under Part II, Item IA “Risk Factors,” and our audited condensed consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission, or the SEC, on March 12, 2021. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and, unless otherwise indicated, amounts are presented in U.S. dollars.

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

Recent Developments

Since December 31, 2020, we have continued to make progress with the clinical development and regulatory strategy of DKN-01:

Completion of Enrollment in First-Line Cohort in the DisTinGuish Study of DKN-01 plus Tislelizumab and chemotherapy in Gastric Cancer: We announced the completion of enrollment for the first-line patient cohort in the DisTinGuish study, a clinical trial evaluating DKN-01 in combination with tislelizumab, BeiGene Ltd.’s anti-PD-1 antibody, with or without chemotherapy, in patients with gastric or gastroesophageal junction cancer (G/GEJ). The study, which is being conducted in two parts in the United States and the Republic of Korea, enrolled 25 patients with first-line G/GEJ cancer and will enroll up to 48 patients with second-line G/GEJ cancer whose tumors express high levels of DKK1. Initial data is expected in the second half of 2021. We are conducting this combination study as part of an exclusive option and license agreement with BeiGene for the development of DKN-01 in Asia (excluding Japan), Australia, and New Zealand.

Presented Final Data for DKN-01 in Gynecologic Cancers: At the Society of Gynecologic Oncology 2021 Annual Meeting on Women’s Cancer, we presented the final data from our study of DKN-01 as a monotherapy or in combination with paclitaxel in groups composed of epithelial endometrial cancer (EEC), epithelial ovarian cancer (EOC), or carcinosarcoma (MMMT) patients. The key findings from the study were:

•	EEC patients and patients with Wnt activating mutations express higher levels of DKK1: EEC patients expressed higher levels of DKK1 and had a higher frequency of Wnt activating mutations than patients with EOC. Within EEC, patients with endometrioid histology had higher DKK1 expression than those with non-endometrioid histology. Patients whose tumors had Wnt activating mutations expressed 14.4 times higher levels of DKK1.

•	DKN-01 has enhanced activity in patients whose tumors express high levels of DKK1: In the group of 22 EEC patients treated with DKN-01 monotherapy for whom DKK1 expression data was available, patients with DKK1-high tumors (n=7) had greater ORR (14% vs. 0%), DCR (57% vs. 7%), and median PFS (3.0 months vs. 1.8 months [HR 0.39; 95% CI: 0.14, 1.1]) compared to patients with DKK1-low tumors (n=15). Additionally, seven patients did not have DKK1 expression results available, of whom one had a complete response (14%) and five (72%) had a best response of stable disease, including three patients with Wnt activating mutations. In the group of 24 EEC patients treated with DKN-01 plus paclitaxel, 72% of whom had received three or more prior systemic therapies, DKK1-high patients (n=11) had improved median PFS (5.4 months vs. 1.8 months [HR 0.34; 95% CI: 0.12, 0.97]) compared to DKK1-low patients (n=9). Four patients did not have DKK1 expression data available.

Presented DKK1 Biomarker Assay Validation Data: At the American Association for Cancer Research Annual Meeting 2021, we and our clinical laboratory partner, Flagship Biosciences, presented data on the validation of a DKK1 RNAscope chromogenic in situ hybridization (CISH) assay and digital image analysis solution. We and Flagship have demonstrated that the DKK1 RNAscope assay and accompanying digital image analysis solution is specific, sensitive, accurate and reproducible according to Clinical Laboratory Improvements Amendments (CLIA) guidelines. The assay is currently being used to prospectively identify G/GEJ patients with elevated tumoral expression of DKK1 in our ongoing DisTinGuish clinical trial.

Financial Overview

Revenues

Our revenues relate to our performance obligations under the BeiGene Agreement and may include such things as providing intellectual property licenses, performing technology transfer, performing research and development consulting services and notifying the customer of any enhancements to licensed technology or new technology that we discover, among others. We have determined that our performance obligations under the BeiGene Agreement, as evaluated at contract inception, were not distinct and represented a single performance obligation. Upfront payments are amortized to revenue on a straight-line basis over the performance period. Upfront payment contract liabilities resulting from the BeiGene Agreement do not represent a financing component as the payment is not financing the transfer of goods or services, and the technology underlying the license granted reflects research and development expenses already incurred by us. Generally, all amounts received or due other than sales-based milestones and royalties are classified as license revenues. Sales-based milestones and royalties under the BeiGene Agreement will be recognized as royalty revenue in the period the related sale occurred. We generally invoice our licensee upon the completion of the effort or achievement of a milestone, based on the terms of the BeiGene Agreement. Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods as performance obligations are satisfied. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Direct research and development by program:
DKN-01 program	$6,615	$3,443
TRX518 program	192	1,160

Total research and development expenses	$6,807	$4,603

Australian research and development incentives	$71	$85

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We utilize key assumptions to determine a stand-alone selling price for performance obligations, which may include revenue forecasts, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 12, 2021 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

·	revenue recognition;

·	accrued research and development expenses;

·	research and development incentive receivable; and

·	stock-based compensation.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
License revenue	$375	$375	$-
Operating expenses:
Research and development	6,807	4,603	2,204
General and administrative	2,740	2,153	587
Total operating expenses	9,547	6,756	2,791
Loss from operations	(9,172)	(6,381)	(2,791)
Interest income	2	68	(66)
Interest expense	(14)	(12)	(2)
Australian research and development incentives	71	85	(14)
Foreign currency loss	(21)	(991)	970
Net loss	$(9,134)	$(7,231)	$(1,903)

Revenues

License revenues for the three months ended March 31, 2021 and 2020, were $0.4 million and $0.4 million, respectively, and relate to the BeiGene Agreement for the development and commercialization of DKN-01 in Asia (excluding Japan), Australia, and New Zealand. The BeiGene Agreement became effective January 3, 2020.

Research and Development Expenses

	Three Months Ended March 31,
	2021	2020	Increase (Decrease)
	(in thousands)
Direct research and development by program:
DKN-01 program	$6,615	$3,443	$3,172
TRX518 program	192	1,160	(968)

Total research and development expenses	$6,807	$4,603	$2,204

Research and development expenses were $6.8 million for the three months ended March 31, 2021, compared to $4.6 million for the three months ended March 31, 2020. The increase of $2.2 million in research and development expenses was primarily due to an increase of $0.8 million in payroll and other related expenses due to an increase in headcount of our research and development full time employees, an increase of $0.6 million in manufacturing costs related to clinical trial material and an increase of $0.8 million in clinical trial costs due to timing of patient enrollment.

General and Administrative Expenses

General and administrative expenses were $2.7 million for the three months ended March 31, 2021, compared to $2.2 million for the three months ended March 31, 2020. The increase of $0.5 million in general and administrative expenses was due to a $0.3 million increase in payroll and other related expenses during the three months ended March 31, 2021 as compared to the same period in 2020 and a $0.2 million increase in professional fees primarily due to increased recruiting and information technology costs.

Interest Income

We recorded interest income of $0.1 million in the three months ended March 31, 2020. During the three months ended March 31, 2021, we recorded an immaterial amount of interest income.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.1 million during the three months ended March 31, 2021 and 2020, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gains (loss)

During the three months ended March 31, 2020, we recorded foreign currency loss of $1.0 million. During the three months ended March 31, 2021, we recorded an immaterial amount of foreign currency loss. Foreign currency gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

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

In accordance with ASC 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2021, we had cash and cash equivalents of $43.5 million. Additionally, we had an accumulated deficit of $232.1 million at March 31, 2021, and during the three months ended March 31, 2021, we incurred a net loss of $9.1 million. We expect to continue to generate operating losses in the foreseeable future. We believe that our cash and cash equivalents of $43.5 million as of March 31, 2021 will be sufficient to fund our operating expenses for at least 12 months from issuance of these financial statements.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(8,587)	$(3,926)
Cash provided by financing activities	14	25,605
Effect of exchange rate changes on cash and cash equivalents	(7)	(105)
Net increase (decrease) in cash and cash equivalents	$(8,580)	$21,574

Operating activities. Net cash used in operating activities for the three months ended March 31, 2021 was primarily related to our net loss from the operation of our business of $9.1 million and net changes in working capital, including a decrease of $0.4 million in deferred revenue, an increase of $0.1 million in prepaid expenses and other assets, a decrease in lease liabilities of $0.1 million and a $0.2 million decrease related to a noncash change in restricted stock liability. These changes were partially offset by an increase in accounts payable and accrued expenses of $0.4 million, noncash stock based compensation expense of $0.8 million and amortization on right-of-use assets of $0.1 million.

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

Investing Activities. There were no investing activities during the three months ended March 31, 2021 and 2020.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2021 consisted of proceeds from the exercise of common stock warrants.

Net cash provided by financing activities for the three months ended March 31, 2020 consisted of $27.0 million in proceeds from the issuance of Series A Preferred Stock and Series B Preferred Stock in connection with the January 2020 Private Placement and $0.1 million in proceeds from the issuance of common stock upon the exercise of warrants. These increases were partially offset by payments of $1.5 million for deferred costs.

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

As of March 31, 2021, our management, with the participation of our Chief Executive Officer, who is also serving as Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded, based upon the evaluation described above, that, as of March 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in our ordinary shares involves a high degree of risk. You should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 12, 2021, which could materially affect our business, financial condition, operating results or cash flows. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer and Chief Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

**Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP THERAPEUTICS, INC.

Date: May 14, 2021	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Duly
Authorized Signatory)