Form 10-Q
period 2021-06-30
LEAP THERAPEUTICS, INC.
filed 2021-08-13
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 001-37990

LEAP THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	27-4412575 (I.R.S. Employer Identification No.)

47 Thorndike St, Suite B1-1, Cambridge, MA Address of Principal Executive Offices	02141 Zip Code

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

As of August 10, 2021 there were 59,672,014 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. You should carefully read this Quarterly Report and any documents that we have filed as exhibits to this Quarterly Report completely.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,734	$52,071
Research and development incentive receivable	22	73
Prepaid expenses and other current assets	264	130
Total current assets	36,020	52,274

Property and equipment, net	50	65
Right of use assets, net	337	528
Research and development incentive receivable, net of current portion	309	—
Deferred tax assets	176	179
Deferred costs	68	345
Deposits	980	980
Total assets	$37,940	$54,371

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,343	$2,717
Accrued expenses	2,609	2,747
Deferred revenue	750	1,500
Lease liability - current portion	354	408
Total current liabilities	8,056	7,372

Non current liabilities:
Restricted stock liability	—	204
Lease liability, net of current portion	—	144
Total liabilities	8,056	7,720

Stockholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 59,672,014 and 59,657,742 shares issued and outstanding as of June 30,2021 and December 31, 2020, respectively	60	60
Additional paid-in capital	271,918	270,155
Accumulated other comprehensive loss	(449)	(579)
Accumulated deficit	(241,645)	(222,985)
Total stockholders’ equity	29,884	46,651
Total liabilities and stockholders’ equity	$37,940	$54,371

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
License revenue	$375	$375	$750	$750
Operating expenses:
Research and development	7,206	5,350	14,013	9,953
General and administrative	2,795	2,521	5,535	4,674
Total operating expenses	10,001	7,871	19,548	14,627
Loss from operations	(9,626)	(7,496)	(18,798)	(13,877)
Interest income	1	20	3	88
Interest expense	(16)	(13)	(30)	(25)
Australian research and development incentives	244	30	315	115
Foreign currency gain (loss)	(129)	943	(150)	(48)
Loss before income taxes	(9,526)	(6,516)	(18,660)	(13,747)
Dividend attributable to down round feature of warrants	—	—	—	(303)
Dividends attributable to Series A & B convertible preferred stock	—	—	—	(372)
Series A & B convertible preferred stock - beneficial conversion feature	—	—	—	(9,399)
Net loss attributable to common stockholders	$(9,526)	$(6,516)	$(18,660)	$(23,821)

Net loss per share
Basic & diluted	$(0.12)	$(0.12)	$(0.24)	$(0.57)

Weighted average common shares outstanding
Basic & diluted	76,389,525	52,442,597	76,384,077	42,037,405

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(9,526)	$(6,516)	$(18,660)	$(13,747)
Other comprehensive income:
Foreign currency translation adjustments	115	(867)	130	45
Comprehensive loss	$(9,411)	$(7,383)	$(18,530)	$(13,702)

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2020

(In thousands, except share amounts)

(Unaudited)

								Accumulated
	Series A		Series B				Additional	Other		Total
	Convertible Preferred Stock,		Convertible Preferred Stock,		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at March 31, 2020	—	$—	—	$—	35,799,488	$36	$219,642	$988	$(202,702)	$17,964
Issuance of common stock in connection with June 2020 Public Offering, net of issuance costs of $3,472					23,625,000	24	48,252	—	—	48,276
Issuance of common stock upon exercise of stock options	—	—	—	—	25,000	—	39	—	—	39
Issuance of common stock upon exercise of warrants	—	—	—	—	208,254	—	220	—	—	220
Foreign currency translation adjustment	—	—	—	—	—	—	—	(867)	—	(867)
Stock-based compensation	—	—	—	—	—	—	617	—	—	617
Net loss	—	—	—	—	—	—	—	—	(6,516)	(6,516)
Balances at June 30, 2020	—	$—	—	$—	59,657,742	$60	$268,770	$121	$(209,218)	$59,733

								Accumulated
	Series A		Series B				Additional	Other		Total
	Convertible Preferred Stock,		Convertible Preferred Stock,		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	—	$—	—	$—	24,194,877	$24	$193,319	$76	$(195,168)	$(1,749)
Issuance of Series A & B Convertible Preferred Stock, net of underwriting discounts	1,421,801	14,062	1,137,442	11,260	—	—	—	—	—	—
Series A & B Convertible Preferred Stock discount - benefical conversion feature	—	(5,226)	—	(4,173)	—	—	9,399	—	—	9,399
Series A & B Convertible Preferred Stock accrued dividends	—	207	—	165	—	—	(372)	—	—	(372)
Conversion of Series A & B Convertible Preferred Stock dividends to prefunded warrants and common stock	—	(207)	—	(165)	—	—	372	—	—	372
Conversion of Series A Convertible Preferred Stock to prefunded warrants	(1,421,801)	(8,836)	—	—	—	—	8,836	—	—	8,836
Conversion of Series B Convertible Preferred Stock to common stock	—	—	(1,137,442)	(7,087)	11,531,133	12	7,076	—	—	7,088
Issuance of common stock in connection with June 2020 Public Offering, net of issuance costs of $3,472					23,625,000	24	48,252	—	—	48,276
Issuance of common stock upon exercise of stock options	—	—	—	—	32,778	—	50	—	—	50
Issuance of common stock upon exercise of warrants	—	—	—	—	273,954	—	348	—	—	348
Dividend attributable to the down round feature of 2017 Warrants	—	—	—	—	—	—	303	—	(303)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	45	—	45
Stock-based compensation	—	—	—	—	—	—	1,187	—	—	1,187
Net loss	—	—	—	—	—	—	—	—	(13,747)	(13,747)
Balances at June 30, 2020	—	$—	—	$—	59,657,742	$60	$268,770	$121	$(209,218)	$59,733

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances at March 31, 2021	59,669,722	$60	$271,002	$(564)	$(232,119)	$38,379

Issuance of common stock upon exercise of stock options	2,292	—	4	—	—	4
Foreign currency translation adjustment	—	—	—	115	—	115
Stock-based compensation	—	—	912	—	—	912
Net loss	—	—	—	—	(9,526)	(9,526)
Balances at June 30, 2021	59,672,014	$60	$271,918	$(449)	$(241,645)	$29,884

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances at December 31, 2020	59,657,742	$60	$270,155	$(579)	$(222,985)	$46,651

Issuance of common stock upon exercise of warrants	11,980	—	14	—	—	14
Issuance of common stock upon exercise of stock options	2,292	—	4	—	—	4
Foreign currency translation adjustment	—	—	—	130	—	130
Stock-based compensation	—	—	1,745	—	—	1,745
Net loss	—	—	—	—	(18,660)	(18,660)
Balances at June 30, 2021	59,672,014	$60	$271,918	$(449)	$(241,645)	$29,884

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,660)	$(13,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14	18
Amortization of contract asset	68	68
Change in right-of-use asset	191	315
Stock-based compensation expense	1,745	1,187
Foreign currency loss	150	48
Change in fair value of restricted stock liability	(204)	(159)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(134)	734
Deferred tax assets	—	—
Research and development incentive receivable	(258)	(119)
Contract acquisition costs	—	(270)
Deferred offering costs	209	—
Accounts payable and accrued expenses	1,488	(3,418)
Deferred revenue	(750)	2,250
Lease liability	(198)	(284)
Net cash used in operating activities	(16,339)	(13,377)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	25
Net cash provided by investing activities	—	25

Cash flows from financing activities:
Proceeds from the issuance of common stock - June 2020 Public Offering	—	48,518
Proceeds from the issuance of Series A convertible preferred stock	—	14,986
Proceeds from the issuance of Series B convertible preferred stock	—	12,000
Proceeds from the exercise of common stock warrants	14	348
Proceeds from the exercise of stock options	4	50
Payment of deferred costs	—	(1,520)
Net cash provided by financing activities	18	74,382

Effect of exchange rate changes on cash and cash equivalents	(16)	(34)
Net increase (decrease) in cash and cash equivalents	(16,337)	60,996
Cash and cash equivalents at beginning of period	52,071	3,891
Cash and cash equivalents at end of period	$35,734	$64,887

Supplemental disclosure of non-cash financing activities:
Dividend attributable to down round feature of warrants	$—	$303
Offering costs included in accounts payable and accrued expenses - January 2020 Private Placement	$—	$144
Offering costs included in accounts payable and accrued expenses - June 2020 Public Offering	$—	$242
Conversion of Series A convertible preferred stock to prefunded warrants	$—	$8,836
Conversion of Series B convertible preferred stock to common stock	$—	$7,087
Beneficial conversion feature from Series A convertible preferred stock	$—	$5,226
Beneficial conversion feature from Series B convertible preferred stock	$—	$4,173

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of June 30, 2021, statements of operations and statements of comprehensive loss for the three and six months ended June 30, 2021 and 2020 and statements of cash flows for the six months ended June 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2021, the Company had cash and cash equivalents of $35,734. Additionally, the Company had an accumulated deficit of $241,645 at June 30, 2021, and during the six months ended June 30, 2021, the Company incurred a net loss of $18,660. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash and cash equivalents of $35,734 as of June 30, 2021 will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these financial statements.

In addition, the Company will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If the Company does not obtain additional funding or development program costsharing, the Company would be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which would adversely affect its business prospects. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% for the year ended December 31, 2020 and for the six months ended June 30, 2021.

The research and development incentive receivable represents an amount due in connection with the above program. The Company recorded a research and development incentive receivable of $331 and $73 as of June 30, 2021 and December 31, 2020, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $244 and $30, respectively, for the three months ended June 30, 2021 and 2020, and $315 and $115 for the six months ended June 30, 2021 and 2020, respectively, in the condensed consolidated statements of operations related to refundable research and development incentive program payments in Australia.

The following table shows the change in the research and development incentive receivable from January 1, 2020 to June 30, 2021 (in thousands):

Balance at January 1, 2020	185
Australian research and development incentive income, net	231
Cash received for 2019 eligible expenses	(331)
Foreign currency translation	(12)
Balance at December 31, 2020	$73
Australian research and development incentive income, net	315
Cash received for eligible expenses	(66)
Foreign currency translation	9
Balance at June 30, 2021	$331

Foreign Currency Translation

The financial statements of the Company’s Australian subsidiary are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated into U.S. dollars at an exchange rate as of the consolidated balance sheet date. Equity is translated at historical exchange rates. Revenues and expenses are translated into U.S. dollars at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity. Realized and unrealized foreign currency transaction gains and losses are included in the results of operations.

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

As of June 30, 2021 and December 31, 2020 there was $68 and $345, respectively, of deferred costs.

Deposits

As of June 30, 2021 and December 31, 2020, $980 of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized were recorded in the condensed consolidated balance sheets.

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

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

During the periods presented, the Company did not change the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. There were no transfers within the hierarchy during the six months ended June 30, 2021 or the year ended December 31, 2020.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2021
Assets:
Cash equivalents	$34,758	$34,758	$—	$—
Total assets	$34,758	$34,758	$—	$—

December 31, 2020
Assets:
Cash equivalents	$51,116	$51,116	$—	$—
Total assets	$51,116	$51,116	$—	$—

Liabilities:
Restricted stock liability	$204	$—	$204	$—
Total liabilities	$204	$—	$204	$—

Cash equivalents of $34,758 and $51,116 as of June 30, 2021 and December 31, 2020, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

The Company determined the transaction price is equal to the up-front fee of $3,000. The transaction price was fully allocated to the single performance obligation and is recognized as revenue on a straight-line basis over the performance period of the research and development services. During each of the three months ended June 30, 2021 and 2020, the Company recognized $375 of license revenue related to the up-front fee received from BeiGene and during each of the six months ended June 30, 2021 and 2020, the Company recognized $750 of license revenue related to the up-front fee received from BeiGene.

Cost of contract acquisition

The Company incurred contract acquisition costs of $270 which were capitalized under ASC 340-40 as incremental costs of obtaining the contract with BeiGene. This cost is amortized on a straight-line basis over the performance period of the research and development services. The total amount of amortization expense during the three months ended June 30, 2021 and 2020 was $34 and the total amount of amortization expense during the six months ended June 30, 2021 and 2020 was $68. The closing balance recorded in deferred costs as of June 30, 2021 was $68.

Royalties

As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the six months ended June 30, 2021 and 2020.

The following table presents a summary of the activity in the Company’s contract liabilities, related to the upfront cash payment received of $3,000, from January 1, 2020 through June 30, 2021 (in thousands):

Contract Liabilities:
Balance at January 1, 2020	$—
Additions	3,000
Deductions	(1,500)
Balance at December 31, 2020	$1,500
Deductions	(750)
Balance at June 30, 2021	$750

4. Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
Clinical trials	$1,370	$795
Professional fees	166	255
Payroll and related expenses	1,073	1,697
Accrued expenses	$2,609	$2,747

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

The Company’s existing lease includes variable lease and non-lease components that are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. Such payments primarily include common area maintenance charges and increases in rent payments that are driven by factors such as future changes in an index (e.g., the Consumer Price Index).

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the remaining lease term at the date of adoption. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has existing net leases in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. As of June 30, 2021, a right-of-use asset of $337 and lease liability of $354 are reflected on the condensed consolidated balance sheets. The Company recorded rent expense of $105 and $142, respectively, during the three months ended June 30, 2021 and 2020, and $210 and $340, respectively, during the six months ended June 30, 2021 and 2020.

Future lease payments under non-cancelable operating leases as of June 30, 2021 are detailed as follows:

Future Operating Lease Payments
2021	219
2022	146
Total Lease Payments	365
Less: imputed interest	(11)
Total operating lease liabilities	$354

6. Warrants

As of June 30, 2021, outstanding warrants to purchase common stock, all of which are classified as equity warrants, consisted of the following:

June 30, 2021
Date	Number of Shares
Exercisable	Issuable	Exercise Price	Expiration Date
1/23/2017	54,516	$0.01	Upon M&A Event
2017 Warrants	2,539,409	$1.055	November 2024
2019 Warrants	7,489,893	$1.95	February 2026
March 2020	14,413,902	$0.001	March 2027
March 2020	25,945,035	$2.11	March 2027
June 2020	2,250,000	$0.001	June 2027
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

7. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through June 30, 2021, no dividends have been declared for shares of common stock.

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

Public Offering of Common Stock – June 2020

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

As of June 30, 2021, there were 456,879 shares available for grant under the Company’s equity incentive plans.

A summary of stock option activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2020	6,393,853	$5.29	7.96	$1,961
Granted	2,336,500	$2.21
Exercised	(2,292)	$1.55
Forfeited	(341,926)	$3.19
Outstanding at June 30, 2021	8,386,135	$4.52	8.04	$402
Options exercisable at June 30, 2021	4,305,584	$6.74	6.99	$231
Options vested and expected to vest at June 30, 2021	8,386,135	$4.52	8.04	$402

The grant date fair value of the options granted during the six months ended June 30, 2021 and 2020 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of comparable public companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The weighted average grant date fair value for the stock options granted during the six months ended June 30, 2021 and 2020 was $2.21 and $2.18 per share, respectively.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the six months ended June 30, 2021 and 2020 were as follows, presented on a weighted average basis:

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2021	2020

Expected volatility	66.94%	66.94%
Weighted average risk-free interest rate	0.80%	0.79%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.86	6.84

Stock options generally vest over a three or four year period, as determined by the compensation committee of the board of directors at the time of grant. The options expire ten years from the grant date. As of June 30, 2021, there was approximately $5,319 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.18 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Research and development	$377	$249	$707	$438
General and administrative	399	290	783	658
Total	$776	$539	$1,490	$1,096

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

During the six months ended June 30, 2021 and 2020, the Company granted 275,000 and 660,606, respectively, RSUs to executive officers that will cliff vest and will be settled after three years of continuous service, or upon a change of control of the Company, whichever is earlier, pursuant to the 2016 Plan. During the three months ended June 30, 2021 and 2020, the Company recognized $136 and $78, respectively, and during the six months ended June 30, 2021 and 2020, the Company recognized $255 and $91, respectively, of stock based compensation expense related to equity classified RSUs, as they do not contain a cash settlement option.

The following table presents a summary of outstanding RSUs under the 2016 Plan as of June 30, 2021:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Outstanding at December 31, 2020	753,106	$1.52
Awarded	275,000	$2.57
Settled in cash	(92,500)	$1.97
Outstanding at June 30, 2021	935,606	$1.76

As of June 30, 2021, there were 935,606 shares outstanding covered by RSUs that are expected to vest and the weighted average grant date fair value of these shares of restricted stock was $1.76 per share and the aggregate grant date fair value of these shares of restricted stock was approximately $1,645. As of June 30, 2021, there was approximately $1,141 of unrecognized compensation costs related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 2.17 years.

9. Net Loss Per Share

Basic and diluted net loss per share for the three and six months ended June 30, 2021 and 2020 was calculated as follows (in thousands except share and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(9,526)	$(6,516)	$(18,660)	$(13,747)
Dividend attributable to down round feature of warrants	—	—	—	(303)
Dividend attributable to Series A & B convertible preferred stock	—	—	—	(372)
Series A & B convertible preferred stock - beneficial conversion feature	—	—	—	(9,399)
Net loss attributable to common stockholders for basic and diluted loss per share	$(9,526)	$(6,516)	$(18,660)	$(23,821)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	76,389,525	52,442,597	76,384,077	42,037,405
Net loss per share attributable to common stockholders – basic and diluted	$(0.12)	$(0.12)	$(0.24)	$(0.57)

Included within weighted average common shares outstanding are 16,718,418 common shares issuable upon the exercise of the pre-funded warrants as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2021 and 2020, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock units to purchase common stock	935,606	660,606	935,606	660,606
Options to purchase common stock	8,386,135	5,481,631	8,386,135	5,481,631
Warrants to purchase common stock	35,974,337	36,040,833	35,974,337	36,040,833
	45,296,078	42,183,070	45,296,078	42,183,070

10. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of June 30, 2021, there were $2,000 noncancelable commitments under these agreements.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through June 30, 2021.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through June 30, 2021.

Legal Proceedings—At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings.

In 2016, a patent covering the use of the TRX518 antibody in combination with a chemotherapeutic agent for treating cancer was granted to the Company by the EPO. In March 2017, notices of opposition to this patent were filed at the European Patent Office (EPO) by ten different entities, including several major pharmaceutical companies. Oral proceedings at the EPO took place on December 4 and 5, 2018. At the conclusion of the oral proceedings, the Opposition Division decided that the patent should be revoked in its entirety on the ground that the claims as granted contained added matter. Subsequently, the Opposition Division issued an interlocutory decision restating its conclusion that the claims as granted contained added matter and revoking the patent. The Company has filed an appeal of the decision of the Opposition Division seeking to obtain a reversal of the Opposition Division’s decision on added matter. The EPO Board of Appeal has not yet scheduled the appeal hearing.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2021 or December 31, 2020.

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

Recent Developments and Anticipated Key 2021 Clinical Milestone

We have made substantial progress with the clinical development and regulatory strategy of DKN-01 during the first half of 2021, and we have an important clinical milestone ahead in 2021:

Completion of Enrollment in First-Line Cohort in the DisTinGuish Study of DKN-01 plus Tislelizumab and chemotherapy in Gastric Cancer: We announced the completion of enrollment for the first-line patient cohort in the DisTinGuish study (NCT04363801), a Phase 2a, open-label, clinical trial evaluating DKN-01 in combination with tislelizumab, BeiGene Ltd.’s anti-PD-1 antibody, with or without chemotherapy, in patients with gastric or gastroesophageal junction cancer (G/GEJ). The study, which is being conducted in two parts in the United States and the Republic of Korea, enrolled 25 patients with first-line G/GEJ cancer and will enroll up to 48 patients with second-line G/GEJ cancer whose tumors express high levels of DKK1. We are conducting this study as part of an exclusive option and license agreement with BeiGene for the development of DKN-01 in Asia (excluding Japan), Australia, and New Zealand.

Initial Data from the DisTinGuish Study of DKN-01 Plus Tislelizumab and Chemotherapy to be Presented at the European Society for Medical Oncology (ESMO) 2021 Virtual Congress: We will be presenting initial data from the cohort of 25 first-line G/GEJ cancer patients treated with DKN-01 in combination with tiselizumab and chemotherapy at the ESMO Congress, being held virtually on September 16-21, 2021. We plan to host a conference call on Friday, September 17, 2021 to further discuss the data.

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

Research and Development Expenses

Our research and development activities have included conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for DKN-01 and TRX518. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

●	salaries and related overhead expenses for personnel in research and development functions, including costs related to stock-based compensation;
●	fees paid to consultants and CROs for our nonclinical and clinical trials, and other related clinical trial fees, including but not limited to laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis;
●	costs related to acquiring and manufacturing clinical trial material; and
●	costs related to compliance with regulatory requirements.

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Direct research and development by program:
DKN‑01 program	$7,372	$4,555	$13,987	$7,998
TRX518 program	(166)	795	26	1,955
Total research and development expenses	$7,206	$5,350	$14,013	$9,953
Australian research and development incentives	$244	$30	$315	$115

The successful development of our clinical product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●	the scope, rate of progress and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;
●	future clinical trial results; and
●	the timing and receipt of any regulatory approvals.

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

Companies engaged in research and development may be eligible for either:

●	a 43.5% refundable tax offset for entities with an aggregated turnover of less than A$20 million per annum, or
●	a 38.5% non-refundable tax offset for all other entities.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 12, 2021 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

●	revenue recognition;
●	accrued research and development expenses;
●	research and development incentive receivable; and
●	stock-based compensation.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change

	(in thousands)
License revenue	$375	$375	$—
Operating expenses:
Research and development	7,206	5,350	1,856
General and administrative	2,795	2,521	274
Total operating expenses	10,001	7,871	2,130
Loss from operations	(9,626)	(7,496)	(2,130)
Interest income	1	20	(19)
Interest expense	(16)	(13)	(3)
Australian research and development incentives	244	30	214
Foreign currency gain (loss)	(129)	943	(1,072)
Net loss	$(9,526)	$(6,516)	$(3,010)

Revenues

License revenues for each of the three months ended June 30, 2021 and 2020 were $0.4 million, and relate to the BeiGene Agreement for the development and commercialization of DKN-01 in Asia (excluding Japan), Australia, and New Zealand. The BeiGene Agreement became effective January 3, 2020.

Research and Development Expenses

	Three Months Ended June 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Direct research and development by program:
DKN‑01 program	$7,372	$4,555	$2,817
TRX518 program	(166)	795	(961)
Total research and development expenses	$7,206	$5,350	$1,856

Research and development expenses were $7.2 million for the three months ended June 30, 2021, compared to $5.4 million for the three months ended June 30, 2020. The increase of $1.8 million in research and development expenses was primarily due to an increase of $0.8 million in payroll and other related expenses due to an increase in headcount of our research and development full time employees, an increase of $0.6 million in manufacturing costs related to clinical trial material due to timing of manufacturing campaigns, an increase of $0.3 million in clinical trial costs due to timing of patient enrollment and an increase of $0.1 million in stock based compensation expense due to new stock options granted to research and development full time employees in 2021.

General and Administrative Expenses

General and administrative expenses were $2.8 million for the three months ended June 30, 2021, compared to $2.5 million for the three months ended June 30, 2020. The increase of $0.3 million in general and administrative expenses was due to a $0.2 million increase in payroll and other related expenses, a $0.2 million increase in stock based compensation expense due to new stock options granted to general and administrative full time employees in 2021 and a $0.1 million increase in insurance costs primarily related to an increase in our directors and officers insurance. These increases were partially offset by a $0.2 million decrease in professional fees primarily due to lower recruiting and information technology costs.

Interest Income

We recorded an immaterial amount of interest income in the three months ended June 30, 2021 and 2020.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.2 million during the three months ended June 30, 2021, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material. During the three months ended June 30, 2020, we recorded an immaterial amount of R&D incentive income.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gains (loss)

During the three months ended June 30, 2021 and 2020, we recorded a foreign currency gain (loss) of ($0.1) million and $0.9 million, respectively. Foreign currency gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change

	(in thousands)
License revenue	$750	$750	$—
Operating expenses:
Research and development	14,013	9,953	4,060
General and administrative	5,535	4,674	861
Total operating expenses	19,548	14,627	4,921
Loss from operations	(18,798)	(13,877)	(4,921)
Interest income	3	88	(85)
Interest expense	(30)	(25)	(5)
Australian research and development incentives	315	115	200
Foreign currency loss	(150)	(48)	(102)
Net loss	$(18,660)	$(13,747)	$(4,913)

Revenues

License revenues for each of the six months ended June 30, 2021 and 2020 were $0.8 million, and relate to the BeiGene Agreement for the development and commercialization of DKN-01 in Asia (excluding Japan), Australia, and New Zealand. The BeiGene Agreement became effective January 3, 2020.

Research and Development Expenses

	Six Months Ended June 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$13,987	$7,998	$5,989
TRX518 program	26	1,955	(1,929)
Total research and development expenses	$14,013	$9,953	$4,060

Research and development expenses were $14.0 million for the six months ended June 30, 2021, compared to $10.0 million for the three months ended June 30, 2020. The increase of $4.0 million in research and development expenses was primarily due to an increase of $1.5 million in payroll and other related expenses due to an increase in headcount of our research and development full time employees, an increase of $1.2 million in manufacturing costs related to clinical trial material due to timing of manufacturing campaigns, an increase of $1.1 million in clinical trial costs due to timing of patient enrollment and an increase of $0.2 million in stock based compensation expense due to new stock options granted to our research and development full time employees in 2021.

General and Administrative Expenses

General and administrative expenses were $5.5 million for the six months ended June 30, 2021, compared to $4.7 million for the three months ended June 30, 2020. The increase of $0.8 million in general and administrative expenses was due to a $0.4 million increase in payroll and other related expenses during the six months ended June 30, 2021 as compared to the same period in 2020, a $0.3 million increase in stock based compensation expense due to new stock options granted to our general and administrative full time employees and a $0.1 million increase in insurance costs primarily related to an increase in our directors and officers insurance.

Interest Income

We recorded interest income in the six months ended June 30, 2020 of $0.1 million. During the six months ended June 30, 2021, we recorded an immaterial amount of interest income.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.3 million and $0.1 million, respectively, during the six months ended June 30, 2021 and 2020, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gains (loss)

During the six months ended June 30, 2021, we recorded a foreign currency gain (loss) of ($0.2) million. During the six months ended June 30, 2020, we recorded an immaterial amount of foreign currency gain (loss). Foreign currency gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

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

In accordance with ASC 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2021, we had cash and cash equivalents of $35.7 million. Additionally, we had an accumulated deficit of $241.7 million at June 30, 2021, and during the six months ended June 30, 2021, we incurred a net loss of $18.7 million. We expect to continue to generate operating losses in the foreseeable future. We believe that our cash and cash equivalents of $35.7 million as of June 30, 2021 will be sufficient to fund our operating expenses for at least 12 months from issuance of these financial statements.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Cash used in operating activities	$(16,339)	$(13,377)
Cash provided by investing activities	—	25
Cash provided by financing activities	18	74,382
Effect of exchange rate changes on cash and cash equivalents	(16)	(34)
Net increase (decrease) in cash and cash equivalents	$(16,337)	$60,996

Operating activities. Net cash used in operating activities for the six months ended June 30, 2021 was primarily related to our net loss from the operation of our business of $18.7 million and net changes in working capital, including a decrease of $0.8 million in deferred revenue, an increase of $0.3 million in research and development incentive receivable, an increase of $0.1 million in prepaid expenses and other assets, a decrease in lease liabilities of $0.2 million and a $0.2 million decrease related to a noncash change in restricted stock liability. These changes were partially offset by an increase in accounts payable and accrued expenses of $1.5 million, an increase in deferred offering costs of $0.2 million, noncash stock based compensation expense of $1.7 million and a change in a right-of-use asset of $0.2 million.

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

Investing Activities. There were no investing activities during the six months ended June 30, 2021. Net cash provided by investing activities during the six months ended June 30, 2020 was related to proceeds from the sale of equipment.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2021 consisted of proceeds from the issuance of common stock upon the exercise of stock options and warrants.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is also serving as Chief Financial Officer and therefore currently serves as both our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2021, our management, with the participation of our Chief Executive Officer, who is also serving as Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded, based upon the evaluation described above, that, as of June 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in our ordinary shares involves a high degree of risk. You should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 12, 2021, which could materially affect our business, financial condition, operating results or cash flows. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

EXHIBIT INDEX

10.1	First Amendment, dated as of April 15, 2021, to Employment Agreement, by and between the Company and Cynthia Sirard, dated as of April 10, 2020.

10.2	First Amendment, dated as of April 20, 2021, to Employment Agreement, by and between the Company and John Mark O’Mahony, dated as of April 10, 2020.

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

101*

The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

**Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP THERAPEUTICS, INC.

Date: August 13, 2021	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Duly
Authorized Signatory)