Form 10-Q
period 2021-09-30
LEAP THERAPEUTICS, INC.
filed 2021-11-12
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021 there were 88,318,454 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

You should refer to Part II, Item 1A, Risk Factors in this Quarterly Report and Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on March 12, 2021 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard any such statement as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and, except to the extent required by applicable law, we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$124,771	$52,071
Research and development incentive receivable	59	73
Prepaid expenses and other current assets	271	130
Total current assets	125,101	52,274

Property and equipment, net	43	65
Right of use assets, net	311	528
Research and development incentive receivable, net of current portion	1,508	—
Deferred tax assets	169	179
Deferred costs	34	345
Deposits	914	980
Total assets	$128,080	$54,371

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,966	$2,717
Accrued expenses	2,597	2,747
Deferred revenue	375	1,500
Lease liability - current portion	323	408
Total current liabilities	11,261	7,372

Non current liabilities:
Restricted stock liability	—	204
Lease liability, net of current portion	—	144
Total liabilities	11,261	7,720

Stockholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 87,836,818 and 59,657,742 shares issued and outstanding as of September 30,2021 and December 31, 2020, respectively	88	60
Additional paid-in capital	369,761	270,155
Accumulated other comprehensive loss	(246)	(579)
Accumulated deficit	(252,784)	(222,985)
Total stockholders’ equity	116,819	46,651
Total liabilities and stockholders’ equity	$128,080	$54,371

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
License revenue	$375	$375	$1,125	$1,125
Operating expenses:
Research and development	10,077	5,369	24,090	15,322
General and administrative	2,438	2,514	7,973	7,188
Total operating expenses	12,515	7,883	32,063	22,510
Loss from operations	(12,140)	(7,508)	(30,938)	(21,385)
Interest income	1	3	4	91
Interest expense	(9)	(17)	(39)	(42)
Australian research and development incentives	1,269	228	1,584	343
Foreign currency gain (loss)	(260)	237	(410)	189
Loss before income taxes	(11,139)	(7,057)	(29,799)	(20,804)
Dividend attributable to down round feature of warrants	—	—	—	(303)
Dividends attributable to Series A & B convertible preferred stock	—	—	—	(372)
Series A & B convertible preferred stock - beneficial conversion feature	—	—	—	(9,399)
Net loss attributable to common stockholders	$(11,139)	$(7,057)	$(29,799)	$(30,878)

Net loss per share
Basic & diluted	$(0.14)	$(0.09)	$(0.39)	$(0.58)

Weighted average common shares outstanding
Basic & diluted	78,218,774	76,321,644	76,631,172	53,548,902

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(11,139)	$(7,057)	$(29,799)	$(20,804)
Other comprehensive income (loss):
Foreign currency translation adjustments	203	(208)	333	(163)
Comprehensive loss	$(10,936)	$(7,265)	$(29,466)	$(20,967)

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2020

(In thousands, except share amounts)

(Unaudited)

								Accumulated
	Series A		Series B				Additional	Other		Total
	Convertible Preferred Stock,		Convertible Preferred Stock,		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2020	—	$—	—	$—	59,657,742	$60	$268,770	$121	$(209,218)	$59,733

Foreign currency translation adjustment	—	—	—	—	—	—	—	(208)	—	(208)
Stock-based compensation	—	—	—	—	—	—	670	—	—	670
Net loss	—	—	—	—	—	—	—	—	(7,057)	(7,057)
Balances at September 30, 2020	—	$—	—	$—	59,657,742	$60	$269,440	$(87)	$(216,275)	$53,138

								Accumulated
	Series A		Series B				Additional	Other		Total
	Convertible Preferred Stock,		Convertible Preferred Stock,		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	—	$—	—	$—	24,194,877	$24	$193,319	$76	$(195,168)	$(1,749)

Issuance of Series A & B Convertible Preferred Stock, net of underwriting discounts	1,421,801	14,062	1,137,442	11,260	—	—	—	—	—	—
Series A & B Convertible Preferred Stock discount - benefical conversion feature	—	(5,226)	—	(4,173)	—	—	9,399	—	—	9,399
Series A & B Convertible Preferred Stock accrued dividends	—	207	—	165	—	—	(372)	—	—	(372)
Conversion of Series A & B Convertible Preferred Stock dividends to prefunded warrants and common stock	—	(207)	—	(165)	156,713	1	371	—	—	372
Conversion of Series A Convertible Preferred Stock to prefunded warrants	(1,421,801)	(8,836)	—	—	—	—	8,836	—	—	8,836
Conversion of Series B Convertible Preferred Stock to common stock	—	—	(1,137,442)	(7,087)	11,374,420	11	7,076	—	—	7,087
Issuance of common stock and prefunded warrants in connection with June 2020 Public Offering, net of issuance costs of $3,472					23,625,000	24	48,252	—	—	48,276
Issuance of common stock upon exercise of stock options	—	—	—	—	32,778	—	51	—	—	51
Issuance of common stock upon exercise of warrants	—	—	—	—	273,954	—	348	—	—	348
Dividend attributable to the down round feature of 2017 Warrants	—	—	—	—	—	—	303	—	(303)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(163)	—	(163)
Stock-based compensation	—	—	—	—	—	—	1,857	—	—	1,857
Net loss	—	—	—	—	—	—	—	—	(20,804)	(20,804)
Balances at September 30, 2020	—	$—	—	$—	59,657,742	$60	$269,440	$(87)	$(216,275)	$53,138

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2021

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at June 30, 2021	59,672,014	$60	$271,918	$(449)	$(241,645)	$29,884

Issuance of common stock upon exercise of warrants	37,027	—	40	—	—	40
Issuance of common stock upon exercise of prefunded warrants	559,705	1	(1)	—	—	—
Issuance of common stock and prefunded warrants in connection with September 2021 Public Offering, net of issuance costs of $6,733	27,568,072	27	96,801	—	—	96,828
Foreign currency translation adjustment	—	—	—	203	—	203
Stock-based compensation	—	—	1,003	—	—	1,003
Net loss	—	—	—	—	(11,139)	(11,139)
Balances at September 30, 2021	87,836,818	$88	$369,761	$(246)	$(252,784)	$116,819

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2020	59,657,742	$60	$270,155	$(579)	$(222,985)	$46,651

Issuance of common stock upon exercise of warrants	49,007	—	54	—	—	54
Issuance of common stock upon exercise of prefunded warrants	559,705	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	2,292	—	4	—	—	4
Issuance of common stock and prefunded warrants in connection with September 2021 Public Offering, net of issuance costs of $6,733	27,568,072	27	96,801	—	—	96,828
Foreign currency translation adjustment	—	—	—	333	—	333
Stock-based compensation	—	—	2,748	—	—	2,748
Net loss	—	—	—	—	(29,799)	(29,799)
Balances at September 30, 2021	87,836,818	$88	$369,761	$(246)	$(252,784)	$116,819

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(29,799)	$(20,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	21	26
Amortization of contract asset	101	101
Change in right-of-use asset	217	406
Stock-based compensation expense	2,748	1,857
Foreign currency (gain) loss	410	(189)
Change in fair value of restricted stock liability	(204)	(94)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(87)	727
Research and development incentive receivable	(1,576)	(20)
Contract acquisition costs	—	(270)
Deferred offering costs	209	—
Accounts payable and accrued expenses	4,873	(3,206)
Deferred revenue	(1,125)	1,875
Lease liability	(229)	(378)
Net cash used in operating activities	(24,441)	(19,969)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	25
Net cash provided by investing activities	—	25

Cash flows from financing activities:
Proceeds from the issuance of common stock and prefunded warrants, net of offering costs - September 2021 Public Offering	97,222	—
Proceeds from the issuance of common stock - June 2020 Public Offering	—	48,518
Proceeds from the issuance of Series A convertible preferred stock	—	14,986
Proceeds from the issuance of Series B convertible preferred stock	—	12,000
Proceeds from the exercise of common stock warrants	54	348
Proceeds from the exercise of stock options	4	51
Payment of deferred costs	—	(1,906)
Net cash provided by financing activities	97,280	73,997

Effect of exchange rate changes on cash and cash equivalents	(139)	31
Net increase in cash and cash equivalents	72,700	54,084
Cash and cash equivalents at beginning of period	52,071	3,891
Cash and cash equivalents at end of period	$124,771	$57,975

Supplemental disclosure of non-cash financing activities:
Offering costs in accounts payable and accrued expense - September 2021 Public Offering	$394	$—
Dividend attributable to down round feature of warrants	$—	$303
Conversion of Series A convertible preferred stock to prefunded warrants	$—	$8,836
Conversion of Series B convertible preferred stock to common stock	$—	$7,087
Beneficial conversion feature from Series A convertible preferred stock	$—	$5,226
Beneficial conversion feature from Series B convertible preferred stock	$—	$4,173

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of September 30, 2021, statements of operations and statements of comprehensive loss for the three and nine months ended September 30, 2021 and 2020 and statements of cash flows for the nine months ended September 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2021, the Company had cash and cash equivalents of $124,771. Additionally, the Company had an accumulated deficit of $252,784 at September 30, 2021, and during the nine months ended September 30, 2021, the Company incurred a net loss of $29,799. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash and cash equivalents of $124,771 as of September 30, 2021 will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these financial statements.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% for the year ended December 31, 2020 and for the nine months ended September 30, 2021.

The research and development incentive receivable represents an amount due in connection with the above program. The Company recorded a research and development incentive receivable of $1,567 and $73 as of September 30, 2021 and December 31, 2020, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $1,269 and $228, respectively, for the three months ended September 30, 2021 and 2020, and $1,584 and $343 for the nine months ended September 30, 2021 and 2020, respectively, in the condensed consolidated statements of operations related to refundable research and development incentive program payments in Australia.

The following table shows the change in the research and development incentive receivable from January 1, 2020 to September 30, 2021 (in thousands):

Balance at January 1, 2020	$185
Australian research and development incentive income, net	231
Cash received for 2019 eligible expenses	(331)
Foreign currency translation	(12)
Balance at December 31, 2020	73
Australian research and development incentive income, net	1,584
Cash received for 2020 eligible expenses	(66)
Foreign currency translation	(24)
Balance at September 30, 2021	$1,567

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

As of September 30, 2021 and December 31, 2020 there was $34 and $345, respectively, of deferred costs.

Deposits

As of September 30, 2021 and December 31, 2020, $914 and $980, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized were recorded in the condensed consolidated balance sheets.

Warrants

The Company will recognize on a prospective basis the value of the effect of the down round feature in the warrants to purchase shares of common stock that were issued in a private placement in November 2017 (the “2017 Warrants”) when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic EPS calculation. In connection with the private placement of common stock completed in January 2020 (the “January 2020 Private Placement”), when the 2017 Warrants were repriced from $1.75 to $1.055 as a result of a down round, the Company recorded a dividend of $303 during the nine months ended September 30, 2020.

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

During the periods presented, the Company did not change the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. There were no transfers within the hierarchy during the nine months ended September 30, 2021 or the year ended December 31, 2020.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
September 30, 2021
Assets:
Cash equivalents	$123,843	$123,843	$—	$—
Total assets	$123,843	$123,843	$—	$—

December 31, 2020
Assets:
Cash equivalents	$51,116	$51,116	$—	$—
Total assets	$51,116	$51,116	$—	$—

Liabilities:
Restricted stock liability	$204	$—	$204	$—
Total liabilities	$204	$—	$204	$—

Cash equivalents of $123,843 and $51,116 as of September 30, 2021 and December 31, 2020, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

The Company determined the transaction price is equal to the up-front fee of $3,000. The transaction price was fully allocated to the single performance obligation and is recognized as revenue on a straight-line basis over the performance period of the research and development services. During each of the three months ended September 30, 2021 and 2020, the Company recognized $375 of license revenue related to the up-front fee received from BeiGene and during each of the nine months ended September 30, 2021 and 2020, the Company recognized $1,125 of license revenue related to the up-front fee received from BeiGene.

Cost of contract acquisition

The Company incurred contract acquisition costs of $270 which were capitalized under ASC 340-40 as incremental costs of obtaining the contract with BeiGene. This cost is amortized on a straight-line basis over the performance period of the research and development services. The total amount of amortization expense during the three months ended September 30, 2021 and 2020 was $34 and the total amount of amortization expense during the nine months ended September 30, 2021 and 2020 was $101. The closing balance recorded in deferred costs as of September 30, 2021 was $34.

Royalties

As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the nine months ended September 30, 2021 and 2020.

The following table presents a summary of the activity in the Company’s contract liabilities, related to the upfront cash payment received of $3,000, from January 1, 2020 through September 30, 2021 (in thousands):

Contract Liabilities:
Balance at January 1, 2020	$—
Additions	3,000
Deductions	(1,500)
Balance at December 31, 2020	1,500
Deductions	(1,125)
Balance at September 30, 2021	$375

4. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
Clinical trials	$587	$795
Professional fees	371	255
Payroll and related expenses	1,639	1,697
Accrued expenses	$2,597	$2,747

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

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the remaining lease term at the date of adoption. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has existing net leases in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. As of September 30, 2021, a right-of-use asset of $311 and lease liability of $323 are reflected on the condensed consolidated balance sheets. The Company recorded rent expense of $105 during each of the three months ended September 30, 2021 and 2020, and $315 and $445, respectively, during the nine months ended September 30, 2021 and 2020.

Future lease payments under non-cancelable operating leases as of September 30, 2021 are detailed as follows:

Future Operating Lease Payments
2021	$109
2022	220
Total Lease Payments	329
Less: imputed interest	(6)
Total operating lease liabilities	$323

6. Warrants

As of September 30, 2021, outstanding warrants to purchase common stock, all of which are classified as equity warrants, consisted of the following:

September 30, 2021
	Number of Shares
Description	Issuable	Exercise Price	Expiration Date
1/23/2017	54,516	$0.01	Upon M&A Event
2017 Warrants	2,502,382	$1.055	November 2024
2019 Warrants	7,489,893	$1.95	February 2026
March 2020	14,413,902	$0.001	March 2027
March 2020	25,945,035	$2.11	March 2027
June 2020	1,690,137	$0.001	June 2027
September 2021	8,771,928	$0.001	September 2028
	60,867,793

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

June 2020 Warrants

On June 22, 2020, the Company completed a public offering (the “2020 Public Offering”) whereby the Company issued 20,250,000 shares of its common stock, at $2.00 per share and, in lieu of common stock, offered pre-funded warrants (the “June 2020 Pre-funded Warrants”) to purchase up to 2,250,000 shares of its common stock to certain investors. The June 2020 Pre-funded Warrants have an exercise price of $0.001 per share, expire on June 22, 2027 and qualify for equity classification.

September 2021 Warrants

On September 24, 2021, the Company completed a public offering (the ”2021 Public Offering”) whereby the Company issued 27,568,072 shares of its common stock, at $2.85 per share and, in lieu of common stock, offered pre-funded warrants (the “September 2021 Pre-funded Warrants”) to purchase up to 8,771,928 shares of its common stock to certain investors. The September 2021 Pre-funded Warrants have an exercise price of $0.001 per share, expire on September 24, 2028 and qualify for equity classification.

7. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through September 30, 2021, no dividends have been declared for shares of common stock.

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

On March 5, 2020, the Company’s stockholders approved the conversion of the Series A Preferred Stock into the March 2020 Pre-funded Warrants and the conversion of the Series B Preferred Stock into 11,531,133 shares of its common stock, par value $0.001 per share. Each investor also received the Coverage Warrants to purchase an equal number of shares at an exercise price of $2.11 per share.

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

The Company determined that the embedded conversion features of the Series A Preferred Stock and Series B Preferred Stock to receive the Coverage Warrants each met the definition of a contingent beneficial conversion feature and should be accounted for separately as a derivative. The recognition of the beneficial conversion feature occurred upon the conversion of the Series A Preferred Stock into the March 2020 Pre-funded Warrants and Series B Preferred Stock into common stock and the issuance of the Coverage Warrants. The Company measured the contingent beneficial conversion features’ intrinsic values on January 3, 2020 and determined that the beneficial conversion features were valued at $5,226 for Series A and $4,173 for Series B, respectively. Upon conversion, the discount originated by the contingent beneficial conversion feature, at its intrinsic value for Series A Preferred Stock and Series B Preferred Stock, was immediately recognized as a dividend. The dividend is reflected as an adjustment to basic and diluted net loss per share attributable to common stockholders.

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

Public Offering of Common Stock – September 2021

On September 24, 2021, the Company completed the 2021 Public Offering, whereby the Company issued 22,828,072 shares of its common stock at $2.85 per share and, in lieu of common stock, issued certain investors 8,771,928 of its September 2021 Pre-funded Warrants. The September 2021 Pre-funded Warrants have an exercise price of $0.001 per share, expire on September 24, 2028 and qualify for equity classification. The underwriters exercised their right to purchase 4,740,000 additional shares of the Company’s common stock at the public offering price per share of common stock, less underwriting discounts and commissions. The aggregate net proceeds received by the Company from the 2021 Public Offering were approximately $96,828 net of underwriting discounts and commissions and offering expenses payable by the Company.

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

As of September 30, 2021, there were 454,896 shares available for grant under the Company’s equity incentive plans.

A summary of stock option activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2020	6,393,853	$5.29	7.96	$1,961
Granted	2,437,650	$2.19
Exercised	(2,292)	$1.55
Forfeited	(348,593)	$3.17
Outstanding at September 30, 2021	8,480,618	$4.49	7.82	$12,369
Options exercisable at September 30, 2021	4,874,561	$6.23	6.97	$5,428
Options vested and expected to vest at September 30, 2021	8,480,618	$4.49	7.82	$12,369

The grant date fair value of the options granted during the nine months ended September 30, 2021 and 2020 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of comparable public companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The weighted average grant date fair value for the stock options granted during the nine months ended September 30, 2021 and 2020 was $1.37 and $1.33 per share, respectively.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the nine months ended September 30, 2021 and 2020 were as follows, presented on a weighted average basis:

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2021	2020

Expected volatility	66.94%	66.94%
Weighted average risk-free interest rate	0.81%	0.66%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.82	6.85

Stock options generally vest over a three or four year period, as determined by the compensation committee of the board of directors at the time of grant. The options expire ten years from the grant date. As of September 30, 2021, there was approximately $4,653 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.02 years.

Restricted Stock Units

During the year ended December 31, 2020, the Company issued 92,500 restricted stock units (“RSUs”) to employees under the 2016 Plan. Upon vesting of the RSUs, the Company had the option to settle the award by either issuing shares of the Company’s common stock or paying an amount of cash equal to the fair value of the Company’s common stock on the settlement date. In January 2021, the Company cash settled 92,500 RSUs. As of December 31, 2020, these RSUs were classified as restricted stock liability in the condensed consolidated balance sheets of $204, as they contained a cash settlement option.

During the nine months ended September 30, 2021 and 2020, the Company granted 275,000 and 660,606, respectively, RSUs to executive officers that will cliff vest and will be settled after three years of continuous service, or upon a change of control of the Company, whichever is earlier, pursuant to the 2016 Plan.

The following table presents RSU activity under the 2016 Plan during the nine months ended September 30, 2021:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Outstanding at December 31, 2020	753,106	$1.52
Awarded	275,000	$2.57
Settled in cash	(92,500)	$1.97
Outstanding at September 30, 2021	935,606	$1.76

As of September 30, 2021, there were 935,606 shares outstanding covered by RSUs that are expected to vest with a weighted average grant date fair value of $1.76 per share and an aggregate grant date fair value of approximately $1,645. As of September 30, 2021, there was approximately $1,003 of unrecognized compensation costs related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 1.93 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and RSUs to employees and non-employees in the condensed consolidated statements of operations during the three and nine months ending September 30, 2021 and 2020 as follows:

Stock Based Compensation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Research and development	$477	$282	$1,220	$720
General and administrative	526	388	1,528	1,137
Total	$1,003	$670	$2,748	$1,857

9. Net Loss Per Share

Basic and diluted net loss per share for the three and nine months ended September 30, 2021 and 2020 was calculated as follows (in thousands except share and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(11,139)	$(7,057)	$(29,799)	$(20,804)
Dividend attributable to down round feature of warrants	—	—	—	(303)
Dividend attributable to Series A & B convertible preferred stock	—	—	—	(372)
Series A & B convertible preferred stock - beneficial conversion feature	—	—	—	(9,399)
Net loss attributable to common stockholders for basic and diluted loss per share	$(11,139)	$(7,057)	$(29,799)	$(30,878)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	78,218,774	76,321,644	76,631,172	53,548,902
Net loss per share attributable to common stockholders – basic and diluted	$(0.14)	$(0.09)	$(0.39)	$(0.58)

Included within weighted average common shares outstanding are 24,930,483 common shares issuable upon the exercise of the pre-funded warrants as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2021 and 2020, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock units to purchase common stock	935,606	753,106	935,606	753,106
Options to purchase common stock	8,480,618	6,278,853	8,480,618	6,278,853
Warrants to purchase common stock	35,937,310	36,040,833	35,937,310	36,040,833
	45,353,534	43,072,792	45,353,534	43,072,792

10. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of September 30, 2021, there were $2,956 noncancelable commitments under these agreements.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through September 30, 2021.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through September 30, 2021.

Legal Proceedings—At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings.

In 2016, a patent covering the use of the TRX518 antibody in combination with a chemotherapeutic agent for treating cancer was granted to the Company by the EPO as European Patent No. 2 175 884 B1. In March 2017, notices of opposition to this patent were filed at the European Patent Office (EPO) by ten different entities, including several major pharmaceutical companies. Oral proceedings at the EPO took place on December 4 and 5, 2018. At the conclusion of the oral proceedings, the Opposition Division decided that the patent should be revoked in its entirety on the ground that the claims as granted contained added matter. Subsequently, the Opposition Division issued an interlocutory decision restating its conclusion that the claims as granted contained added matter and revoking the patent. The Company has filed an appeal of the decision of the Opposition Division seeking to obtain a reversal of the Opposition Division’s decision on added matter. The EPO Board of Appeal has not yet scheduled the appeal hearing.

In December of 2019, a patent covering the use of the TRX518 antibody in combination with the chemotherapeutic agent, gemcitabine, for treating a colon tumor or adenocarcinoma of the colon, was granted to the Company by the EPO as European Patent No. 3 124 046 B1. A Notice of Opposition was filed against the patent by a single opponent, Sanofi, on September 25, 2020. The EPO issued a Communication on October 9, 2020 setting a deadline of February 9, 2021 for the Patentee to file a response to the Notice of Opposition. The Company filed a timely reply to the opponent’s Notice of Opposition on February 9, 2021. Oral proceedings at the EPO have not yet been scheduled.

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2021 or December 31, 2020.

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

Recent Developments

Since June 30, 2021, we have continued to make progress with the development of DKN-01 and our business strategy.

●	$103.6 Million Public Offering of Common Stock and Pre-Funded Warrants to Purchase Common Stock. In September 2021, we announced the closing of an underwritten public offering yielding aggregate gross proceeds of $103.6 million, resulting in net proceeds to us after underwriting discounts and offering expenses of $96.8 million.
●	Initial Data from the DisTinGuish Clinical Trial of DKN-01 Plus Tislelizumab and Chemotherapy Presented at ESMO Congress 2021. We presented initial positive data from the first-line cohort of the Phase 2a study in patients with gastric or gastroesophageal junction (G/GEJ) cancer. Of the 25 first-line HER2- G/GEJ patients who received a full cycle of DKN-01 therapy, overall response rate (ORR) was 68.2%, with 90% ORR in DKK1-high patients and 56% in DKK1-low patients. Among those patients with PD-L1-low expression ORR was 79% (with 100% ORR in DKK1-high patients and 57% ORR in DKK1-low patients), and in patients with PD-L1-high expression ORR was 67% (with 75% ORR in DKK1-high patients and 50% in DKK1-low patients), suggesting response to DKN-01 was independent of PD-L1 expression.

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Direct research and development by program:
DKN‑01 program	$10,073	$5,275	$24,060	$13,273
TRX518 program	4	94	30	2,049
Total research and development expenses	$10,077	$5,369	$24,090	$15,322
Australian research and development incentives	$1,269	$228	$1,584	$343

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 12, 2021 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

●	revenue recognition;
●	accrued research and development expenses;
●	research and development incentive receivable; and
●	stock-based compensation.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change

	(in thousands)
License revenue	$375	$375	$—
Operating expenses:
Research and development	10,077	5,369	4,708
General and administrative	2,438	2,514	(76)
Total operating expenses	12,515	7,883	4,632
Loss from operations	(12,140)	(7,508)	(4,632)
Interest income	1	3	(2)
Interest expense	(9)	(17)	8
Australian research and development incentives	1,269	228	1,041
Foreign currency gain (loss)	(260)	237	(497)
Net loss	$(11,139)	$(7,057)	$(4,082)

Revenues

License revenues for each of the three months ended September 30, 2021 and 2020 were $0.4 million, and relate to the BeiGene Agreement for the development and commercialization of DKN-01 in Asia (excluding Japan), Australia, and New Zealand. The BeiGene Agreement became effective on January 3, 2020.

Research and Development Expenses

	Three Months Ended September 30,
			Increase
	2021	2020	(Decrease)

	(in thousands)
Direct research and development by program:
DKN‑01 program	$10,073	$5,275	$4,798
TRX518 program	4	94	(90)
Total research and development expenses	$10,077	$5,369	$4,708

Research and development expenses were $10.1 million for the three months ended September 30, 2021, compared to $5.4 million for the three months ended September 30, 2020. The increase of $4.7 million in research and development expenses was due to an increase of $3.3 million in manufacturing costs related to clinical trial material due to timing of manufacturing campaigns, an increase of $0.7 million in clinical trial costs due to timing of patient enrollment, an increase of $0.6 million in payroll and other related expenses due to an increase in headcount of our research and development full time employees and an increase of $0.1 million in stock based compensation expense due to new stock options granted to research and development full time employees in 2021.

General and Administrative Expenses

General and administrative expenses were $2.4 million for the three months ended September 30, 2021, compared to $2.5 million for the three months ended September 30, 2020. The decrease of $0.1 million in general and administrative expenses was due to a $0.4 million decrease in professional fees partially offset by an increase of a $0.2 million in stock based compensation expense due to new stock options granted to general and administrative full time employees in 2021 and an increase of $0.1 million in payroll and other related expenses.

Interest Income

We recorded an immaterial amount of interest income in the three months ended September 30, 2021 and 2020.

Australian Research and Development Incentives

We recorded R&D incentive income of $1.3 million and $0.2 million, respectively, during the three months ended September 30, 2021, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gains (loss)

During the three months ended September 30, 2021 and 2020, we recorded a foreign currency gain (loss) of ($0.3) million and $0.2 million, respectively. Foreign currency gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change

	(in thousands)
License revenue	$1,125	$1,125	$—
Operating expenses:
Research and development	24,090	15,322	8,768
General and administrative	7,973	7,188	785
Total operating expenses	32,063	22,510	9,553
Loss from operations	(30,938)	(21,385)	(9,553)
Interest income	4	91	(87)
Interest expense	(39)	(42)	3
Australian research and development incentives	1,584	343	1,241
Foreign currency gain (loss)	(410)	189	(599)
Net loss	$(29,799)	$(20,804)	$(8,995)

Revenues

License revenues for each of the nine months ended September 30, 2021 and 2020 were $1.1 million, and relate to the BeiGene Agreement for the development and commercialization of DKN-01 in Asia (excluding Japan), Australia, and New Zealand. The BeiGene Agreement became effective on January 3, 2020.

Research and Development Expenses

	Nine Months Ended September 30,
			Increase
	2021	2020	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$24,060	$13,273	$10,787
TRX518 program	30	2,049	(2,019)
Total research and development expenses	$24,090	$15,322	$8,768

Research and development expenses were $24.1 million for the nine months ended September 30, 2021, compared to $15.3 million for the nine months ended September 30, 2020. The increase of $8.8 million in research and development expenses was primarily due to an increase of $4.4 million in manufacturing costs related to clinical trial material due to timing of manufacturing campaigns, an increase of $1.9 million in clinical trial costs due to timing of patient enrollment, an increase of $2.2 million in payroll and other related expenses due to an increase in headcount of our research and development full time employees and an increase of $0.5 million in stock based compensation expense due to new stock options granted to our research and development full time employees in 2021. These increases were partially offset by a decrease of $0.2 million in consulting expenses related to research and development activities.

General and Administrative Expenses

General and administrative expenses were $8.0 million for the nine months ended September 30, 2021, compared to $7.2 million for the nine months ended September 30, 2020. The increase of $0.8 million in general and administrative expenses was due to a $0.6 million increase in payroll and other related expenses during the nine months ended September 30, 2021 as compared to the same period in 2020, a $0.4 million increase in stock based compensation expense due to new stock options granted to our general and administrative full time employees and a $0.2 million increase in insurance costs primarily related to an increase in our directors and officers insurance. These increases were partially offset by a $0.4 million decrease in professional fees.

Interest Income

We recorded interest income in the nine months ended September 30, 2020 of $0.1 million. During the nine months ended September 30, 2021, we recorded an immaterial amount of interest income.

Australian Research and Development Incentives

We recorded R&D incentive income of $1.6 million and $0.3 million, respectively, during the nine months ended September 30, 2021 and 2020, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gains (loss)

During the nine months ended September 30, 2021 and 2020, we recorded a foreign currency gain (loss) of ($0.4) million and $0.2 million, respectively. Foreign currency gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2021, we had cash and cash equivalents of $124.8 million. Additionally, we had an accumulated deficit of $252.8 million at September 30, 2021, and during the nine months ended September 30, 2021, we incurred a net loss of $29.8 million. We expect to continue to generate operating losses in the foreseeable future. We believe that our cash and cash equivalents of $124.8 million as of September 30, 2021 will be sufficient to fund our operating expenses for at least the next 12 months from the issuance of these financial statements.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Cash used in operating activities	$(24,441)	$(19,969)
Cash provided by investing activities	—	25
Cash provided by financing activities	97,280	73,997
Effect of exchange rate changes on cash and cash equivalents	(139)	31
Net increase in cash and cash equivalents	$72,700	$54,084

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2021 was primarily related to our net loss from the operation of our business of $29.8 million and net changes in working capital, including an increase of $1.6 million in research and development incentive receivable, a decrease of $1.1 million in deferred revenue, an increase of $0.1 million in prepaid expenses and other assets, a decrease in lease liabilities of $0.2 million and a $0.2 million decrease related to change in restricted stock liability. These changes were partially offset by an increase in accounts payable and accrued expenses of $4.9 million, a decrease in deferred offering costs of $0.2 million, foreign currency losses of $0.4 million, noncash stock based compensation expense of $2.7 million, change in a right-of-use asset of $0.2 million and amortization of contract asset of $0.1 million.

Net cash used in operating activities for the nine months ended September 30, 2020 was primarily related to our net loss from the operation of our business of $20.8 million and net changes in working capital, including a decrease in accounts payable and accrued expenses of $3.2 million, an increase in contract acquisition costs of $0.3 million and a decrease in lease liabilities of $0.4 million. There was also a noncash change of $0.2 million due to foreign currency gains and a $0.1 million decrease related to change in restricted stock liability. These changes were partially offset by a decrease of $0.7 million in prepaid expenses and other assets, an increase of $1.9 million in deferred revenue, noncash stock based compensation expense of $1.9 million, noncash lease expense of $0.4 million and amortization of contract asset of $0.1 million.

Investing Activities. There were no investing activities during the nine months ended September 30, 2021. Net cash provided by investing activities during the nine months ended September 30, 2020 was related to proceeds from the sale of equipment.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of $97.2 million in net proceeds from the issuance of common stock in connection with the public offering the Company completed in September 2021 (the “2021 Public Offering”) and $0.1 million in proceeds from the issuance of common stock upon the exercise of stock options and warrants.

Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of $48.5 million in proceeds from the issuance of common stock in connection with the public offering the Company completed in June 2020 (the “2020 Public Offering”), $27.0 million in proceeds from the issuance of Series A Preferred Stock and Series B Preferred Stock in connection with the private placement of common stock completed in January 2020 (the “January 2020 Private Placement”) and $0.4 million in proceeds from the issuance of common stock upon the exercise of stock options and warrants. These increases were partially offset by payments of $1.9 million for offering costs.

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

As of September 30, 2021, our management, with the participation of our Chief Executive Officer, who is also serving as Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded, based upon the evaluation described above, that, as of September 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

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

EXHIBIT INDEX

10.1*	First Amendment to Lease by and between Bullfinch Square Limited Partnership and Leap Therapeutics, Inc., dated as of August 17, 2021.

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

101*

The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

**Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP THERAPEUTICS, INC.

Date: November 12, 2021	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Duly
Authorized Signatory)