Form 10-K
period 2021-12-31
LEAP THERAPEUTICS, INC.
filed 2022-03-11
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed based on the closing price for such stock as reported on the Nasdaq Global Market on June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was approximately: $86,766,207 million.

As of March 8, 2022 there were 88,318,454 outstanding shares of the registrant’s common stock, par value $0.001 per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K. With the exception of the portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders that are expressly incorporated by reference into this Annual Report on Form 10-K, such proxy statement shall not be deemed filed as part of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” or the negative of such terms or other comparable terminology. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, that the initiation, conduct, and completion of clinical trials, laboratory operations, manufacturing campaigns, and other studies may be delayed, adversely affected, or impacted by COVID-19 related issues; our ability and plan to develop and commercialize DKN -01; status, timing and results of preclinical studies and clinical trials; the potential benefits of DKN-01; the timing of our development programs and seeking regulatory approval of DKN-01; our ability to obtain and maintain regulatory approval; our estimates of expenses and future revenues and profitability; our estimates regarding our capital requirements and our needs for additional financing; our estimates of the size of the potential markets for DKN-01; the benefits to be derived from our agreement with BeiGene, Ltd. (“BeiGene”) and any other collaborations, license agreements, or other acquisition efforts, including those relating to the development and commercialization of DKN- 01; sources of revenues and anticipated revenues, including contributions from our agreement with BeiGene or any other collaborations or license agreements for the development and commercialization of products; our ability to create an effective sales and marketing infrastructure if we elect to market and sell DKN-01 directly; the rate and degree of market acceptance of DKN-01; the timing and amount of reimbursement for DKN-01; the success of other competing therapies that may become available; the manufacturing capacity for DKN-01; our intellectual property position; our ability to maintain and protect our intellectual property rights; our results of operations, financial condition, liquidity, prospects, and growth and strategies; the industry in which we operate; and the trends that may affect the industry or us.

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

Item 1.BUSINESS

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

On August 29, 2016, we entered into a merger agreement with Macrocure Ltd. (“Macrocure”), a publicly held, clinical-stage biotechnology company based in Petach Tikva, Israel. In connection with the merger, we applied to be listed on the Nasdaq Global Market. Nasdaq approved the listing, and trading in our common stock commenced on January 24, 2017, under the trading symbol “LPTX.” On February 1, 2017, Macrocure’s name was changed to Leap Therapeutics Ltd. In 2020, Leap Therapeutics Ltd. was dissolved.

On December 15, 2021, Leap Securities Corp. was formed and is our wholly owned subsidiary.

The mailing address of our principal executive office is 47 Thorndike Street, Suite B1-1, Cambridge, MA 02141. Our telephone number is 617-714 -0360 and our website address is www.leaptx.com (the information contained therein or linked thereto shall not be considered incorporated by reference in this Form 10-K).

Overview

We are a biopharmaceutical company developing novel therapies designed to treat patients with cancer by inhibiting fundamental tumor-promoting pathways and by harnessing the immune system to attack cancer cells. Our strategy is to identify, acquire, and develop molecules that will rapidly translate into high impact therapeutics that generate durable clinical benefit and enhanced patient outcomes. Our lead clinical stage program is DKN-01, a monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. DKK1 is a protein that regulates the Wnt signaling pathways and enables tumor cells to proliferate and spread, as well as suppresses the immune system from attacking the tumor. When DKN-01 binds to DKK1, an anti-tumor effect can be generated. DKN-01-based therapies have generated responses and clinical benefit in several patient populations. We are currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, gynecologic cancers, or prostate cancer. In January 2020, we entered into an Option and License Agreement with BeiGene, Ltd., or BeiGene, which granted BeiGene the right to develop and commercialize DKN-01 in Asia (excluding Japan), Australia, and New Zealand. We intend to apply our extensive experience identifying and developing transformational products to aggressively develop DKN-01 and build a pipeline of programs that have the potential to change the practice of cancer medicine.

Market

Cancer is the general name for a group of more than 100 diseases in which cells grow and divide out of control. Over 14 million people in the United States have cancer. The National Cancer Institute, or NCI, estimated that approximately 1.8 million people developed cancer and that nearly 610,000 people died of cancer in 2020. While progress has been made from the War on Cancer to the Human Genome Project, and despite advances in early detection and new cancer cell targeted treatments, cancer generally remains an incurable disease.

Esophagogastric Cancer (EGC)

Esophageal cancer, or EC, and gastric cancer, or GC, are malignancies of the digestive tract. According to the GLOBOCAN database in 2020, there were about 18,300 new patients diagnosed in the United States with EC and 26,300 new patients with GC each year. GLOBOCAN estimates that there were over 604,000 EC patients and 1,090,000 GC patients diagnosed worldwide in 2020, with a majority of the prevalence in Eastern Asia. EC patients have difficulty swallowing and often have pain while swallowing. Substantial weight loss can result from reduced appetite, poor nutrition and having an active cancer. Pain may be severe, occur almost daily, and be worsened by swallowing any form of food. The disruption of normal swallowing can lead to aspiration of food content, nausea, vomiting and an increased risk of pneumonia. The tumor itself may be irritable and bleed, which can either cause spitting up with blood or blood in the bowels. Compression of local structures in the esophagus occurs in advanced disease, leading to problems such as upper airway obstruction. Many people diagnosed with EGC have late-stage disease, because people usually do not have significant symptoms until the tumor is fairly large. In advanced stages, the cancer frequently spreads into the liver or lungs.

The frequently-used therapies in patients who have not had many previous courses of treatment have low objective response rates, defined as patients with a greater than 30% reduction in tumor volume as determined by the Response Evaluation Criteria in Solid Tumors v1.1, known as RECIST. Published data has demonstrated that paclitaxel monotherapy generated a response rate of 6.7% in second-line EC patients and 16% in second-line GC patients. Studies have also demonstrated that anti-PD-1 antibody monotherapy generated a response rate of 9% in GC patients who have tumors that are not microsatellite instability high.

Recently, the anti-PD-1 antibody, nivolumab, in combination with fluoropyrimidine- and platinum-containing chemotherapy was approved by the US FDA in first-line EGC with a 47% response rate, 7.7 month median progression free survival, and 13.8 month overall survival. In addition, nivolumab in combination with chemotherapy was approved in Europe for patients with PD-L1 expression designated by a combined positive score, or CPS, greater than or equal to 5. In the KEYNOTE-062 clinical study, the anti-PD-1 antibody, pembrolizumab, in combination with fluoropyrimidine- and platinum-containing chemotherapy achieved a 48.6% response rate, 6.9 month median progression free survival, and 12.5 month median overall survival in patients with PD-L1 CPS greater than or equal to 1, in a study that did not achieve statistical significance over its comparator.

Gynecologic Cancers

There are numerous forms of gynecologic cancers, but two of the most prevalent types are cancers of the uterus or ovaries. GLOBOCAN estimates that in 2020 there were 61,700 patients diagnosed with uterine cancer and 23,800 patients diagnosed with ovarian cancer each year in the United States. There are currently very few treatment options for these patients, typically consisting of chemotherapy, local radiation therapy, and hormonal agents, and poor treatment outcomes. Patients with endometrioid cancers have a high frequency of mutations in a protein known as beta-catenin, with alterations estimated at approximately 30% of cases according to The Cancer Genome Atlas. These β-catenin mutations are often driver mutations leading to rapid disease progression and poor outcomes. Recently, the anti-programmed cell death-1, or PD-1, antibody dostarlimab-gxly was granted accelerated approval by FDA for endometrial cancer patients with microsatellite instability high, or MSI-H, or mismatch repair deficient, or dMMR, disease who had progression on or after a chemotherapy regimen. In addition, the combination of lenvatinib and pembrolizumab was approved in second line non-MSI-H or mismatch repair proficient endometrial carcinoma patients with a 30% response rate, 6.6 month median progression free survival, and 17.4 month median overall survival. However, this combination has been associated with significant toxicity with an 89% rate of grade 3 or higher treatment-emergent adverse events, including a 6% rate of fatal adverse events.

Prostate Cancer

Prostate cancer is one of the most common types of cancer in men. There are several types of prostate cancer, but the vast majority are adenocarcinomas that arise from the gland cells that produce prostate fluid as part of the male reproductive system. GLOBOCAN estimates that in 2020 there were 210,000 cases diagnosed in the United States. Treatment options include the surgical removal of the prostate, radiation, as well as hormonal agents; many of which can result in poor side effects, such as urinary incontinence and erectile dysfunction. Most prostate cancer tumors eventually become resistant to hormonal treatments. At this stage, which is referred to as metastatic castration-resistant prostate cancer, or mCRPC, chemotherapies, usually taxanes, offer the next line of treatment offering objective response rates of 30% or less. After progressing through taxanes, the next line of treatment consists of cabazitaxel or Radium-223, both of which are associated with significant toxicity. DKK1 is upregulated in prostate cancers with low androgen receptor, or AR, expression, including aggressive variant prostate cancer, or AVPC, and prostate cancers with co-occuring beta-catenin mutations Research has shown that, in the AVPC subtype, patients with higher DKK1 levels have a loss of certain immune system cells that could target the cancer.

Lung Cancer

Lung cancer is one of the most prevalent cancers in the United States and world. The two main types are Non-small cell lung cancer, or NSCLC, and Small cell lung cancer, or SCLC. About 85% of all cases are NSCLC, while SCLC accounts for 10-15%. GLOBOCAN estimates that in 2020 there were 228,000 cases diagnosed in the United States and there were 138,000 deaths, making up roughly 25% of all annual cancer deaths. Smoking is one of leading contributory factors in developing lung cancer. In contrast to SCLC, NSCLC’s, which can further be broken down primarily into squamous, adenocarcinoma, and large cell carcinoma, are more likely to be cured by surgical resection. However, once metastatic, NSCLC is largely unresponsive to systemic chemotherapies. Targeted systemic therapies can offer hope to patients with known specific driver mutations, such as in the EGFR or ALK genes, or with immune-evasive biomarkers, such as PD-L1 expression. Despite these targeted treatment advances, there is still a significant unmet medical need and improved treatments are needed. DKK1 expression is associated with worse overall survival in lung cancer patients within The Cancer Genome Atlas project.

Cancer Therapies and New Targets

Older, established cancer therapies, or chemotherapies, target rapidly dividing cells. While chemotherapies can attack and kill cancer cells, these drugs also attack and destroy rapidly dividing non-cancer normal cells and, unfortunately, are associated with unwanted side effects. Even though outcomes can often be improved by giving a cancer patient two or more chemotherapies in combination, physicians and patients desire new drugs with greater efficacy and fewer side effects. Recently, a revolution in the understanding of cancer biology has generated compelling new anti-cancer targets that are based on fundamental mechanisms used by cancer cells to grow, spread, and survive, which are:

●	cell signaling pathways that promote tumor growth, and
●	evading detection and avoiding destruction by the immune system.

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

Cancer Immunotherapy

The immune system has evolved a dynamic ability to identify and attack cells which pose a danger to the body. Often these dangerous cells are foreign, or non-self, cells, but a person’s own cells can become a danger, such as with cancer. Ideally, the immune system identifies cancer cells as dangerous and removes them before they can grow into tumors. However, cancer cells can evade or suppress the body’s natural immune response by secreting anti-inflammatory molecules and by using receptors on the cell membrane of either immune system cells or cancer cells known as immune checkpoints. Cancer therapies known as checkpoint inhibitors, such as nivolumab, pembrolizumab, atezolizumab, and tislelizumab, are designed to block checkpoint receptors, such as PD-1, or its ligand, PD-L1, and prevent the cancer cell from evading the natural immune response, thus enabling the immune system to mount an attack on the tumor. While there are several FDA-approved checkpoint inhibitors, there is a consensus in the scientific and medical communities that there remains room for improvement in response rate and efficacy. In many cases, the lack of efficacy has been attributed to an insufficient immune response.

Our Approach

Our approach to treating cancer patients seeks to enhance the effectiveness of approved chemotherapies and immune checkpoint inhibitors by:

●	altering cell signaling pathways that promote tumor growth and spreading;
●	stimulating the immune cells that could attack the tumor; and

●	inhibiting immune suppression that would prevent an attack on the tumor.

Altering cell signaling. An important set of signaling pathways in cancer cells are known as the canonical and non-canonical Wnt pathways and the PI3 kinase—AKT pathway. DKK1 serves as one of the inhibitors of the canonical Wnt signaling pathway, modulates the non-canonical Wnt signaling pathways, and directly activates the PI3 kinase—AKT pathway. Changes in these pathways can lead to the expression of several cancer-causing genes and factors associated with cell growth, angiogenesis, and metastasis. We believe that a monoclonal antibody that reduces free DKK1 could shift signaling to healthier levels, thereby resulting in an anti-tumor effect as well as a local anti-angiogenic effect in the diseased tissue. These mechanisms could enhance or complement the anti-tumor mechanisms used by chemotherapies or other therapies targeted at different cell signaling pathways.

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

Published data, including from TCGA and real world evidence from our collaboration with Tempus, indicates that DKK1 expression levels are significantly higher or have an important high DKK1 population in many cancers, including esophagogastric cancer, or EGC, non-small cell lung cancer, or NSCLC, endometrial cancer, colorectal cancer, or CRC, and prostate cancer. In addition, elevated DKK1 expression is associated with worse overall survival or time to treatment discontinuation for patients with EGC, NSCLC, endometrial cancer, CRC, prostate cancer, and other cancers. Researchers have shown that when the DKK1 protein is added in certain animal models, the cancer grows larger.

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

Preclinical studies that we and others have conducted demonstrated that using an anti-DKK1 antibody can lead to clinical benefits in xenograft cancer models. The anti-DKK1 antibody is believed to shift cell signaling to healthy levels, thereby resulting in an anti-tumor effect as well as a local anti-angiogenic effect in the diseased tissue. In these models, researchers demonstrated that an anti-DKK1 antibody allowed the immune system to recognize and attack the cancer cells. We believe that the more selective and local the activity is to the tumor, the more likely a drug will be safe and well tolerated and a potential combination partner to other anti-cancer drugs. Further, our preclinical and clinical data suggests that DKN-01 upregulates PD-L1, suggestive of synergy in combination with an anti-PD-1/PD-L1 therapy.

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

First-in-human study

Our first -in-human study of DKN-01 was a single ascending dose Phase 1 trial in patients with low bone density. DKN-01 was administered by intravenous infusion at doses from 7 mg to 300 mg and as a subcutaneous injection at a dose of 44 mg. Eight subjects were treated per cohort, five of whom received DKN-01 and three of whom received placebo, for a total of 48 subjects in six cohorts. There were no clinically significant safety signals observed with increasing doses of DKN-01, and all reported adverse events were mild in severity.

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

We enrolled thirty-two patients in Parts A and B, twenty-four of whom were patients with NSCLC. DKN-01 was well tolerated with no dose limiting toxicities, or DLTs, or serious adverse events, or SAEs, that were deemed by the physician to be related to DKN-01 treatment or treatment-emergent adverse events, or TEAEs, which lead to study discontinuation. All of the treatment-related adverse events were Grade 1 or Grade 2, the two lowest severity levels. TEAEs were generally those typically observed in cancer patients; and the most frequently reported treatment-related TEAEs were fatigue and nausea.

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

Monotherapy

Two DKN-01 monotherapy patients in the sub-study experienced PRs by central imaging analysis. A patient who had previously been treated with prior immunotherapies, including an anti- PD -L1 antibody and an inhibitor of indoleamine-2,3-dioxygenase (IDO), achieved a PR and was on therapy for over one year, and an additional esophageal cancer patient experienced a single agent PR. Six additional patients of the twenty evaluable for central imaging assessment were determined to have had a best response of stable disease (SD).

Paclitaxel Combination

In total, fifty-eight patients were treated with DKN-01 in combination with paclitaxel chemotherapy, with fifty-two patients evaluable for response. Across all lines of prior therapy and tumor types, DKN-01 plus paclitaxel generated a 25.0% ORR, 13.4 weeks PFS, and 27.9 weeks OS. The combination of DKN-01 plus paclitaxel generated a 46.7% ORR, 19.6 weeks PFS, and 61.1 weeks OS in fifteen evaluable patients as a second-line therapy.

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

Pembrolizumab Combination

Sixty-three patients were treated with DKN-01 plus pembrolizumab combination therapy. Fifty-three patients had not received prior PD-1/PD -L1 therapy, and ten patients were refractory to PD-1/PD-L1 therapy. All of the patients enrolled had tumors that were microsatellite stable or unknown. Patients in the study were heavily pretreated having had received one to five prior lines of therapy, with nearly 64% having received a prior taxane regimen, 37% having received prior ramucirumab, and 24% having received prior trastuzumab. The combination therapy was well tolerated with no new safety signals.

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

The DKK1-high anti-PD-1/PD-L1 refractory patients treated with DKN-01 plus pembrolizumab experienced a significantly longer PFS of 12.8 weeks and OS of 46 weeks compared to the DKK1 -low patients who experienced a PFS of 6 weeks and OS of 16 weeks. Among the six GEJ/GC patients who were refractory to PD-1/PD-L1 therapy, three DKK1-high patients had a best response of SD, whereas the three patients with DKK1-low tumors had progressive disease (PD).

PD-L1 Combined Positive Scores, or CPS, did not predict efficacy on the combination of DKN-01 plus pembrolizumab. In multi- variate analysis, DKK1-high status correlated with longer PFS independent of PD-L1 CPS scores. One-third of patients in the study were DKK1-high.

DisTinGuish (P205)—Tislelizumab Combination in GC/GEJ

As part of the collaboration with BeiGene, we are conducting P205, the DisTinGuish study, evaluating the combination of DKN-01 and BeiGene’s anti-PD-1 antibody, tislelizumab. We are enrolling approximately forty patients with second-line GC/GEJ whose tumors are DKK1-high, determined by a prospective biomarker analysis having a histology score, or H-score, of > 35. In addition, we are evaluating the combination of DKN-01 with tislelizumab and capecitabine and oxaliplatin (CAPOX) in twenty-five patients with first-line GC/GEJ. We initiated this clinical trial in the third quarter of 2020 and presented initial data at ESMO 2021 and ASCO GI 2022.

First Line – Combination with Tislelizumab and Chemotherapy

Twenty-five first-line GC/GEJ patients were treated with DKN-01 in combination with tislelizumab, capecitabine, and oxaliplatin. As of December 10th, 2021, the ORR among the 22 patients who received a full cycle of DKN-01 therapy was 68%, including one complete response, or CR, and 14 PRs. The DKK1-high patient subgroup had a 90% response rate, with 9 PR and 1 patient non-evaluable, while the DKK1-low subgroup had a 56% response rate, 5 PR and 4 SD. The preliminary median PFS was 10.7 months for the overall population, with the DKK1-high subgroup experiencing 11.9 months PFS and the DKK1-low subgroup experiencing 10.7 months PFS. The median duration of response in DKK1-high patients was 10.7 months and 7.9 months in DKK1-low patients. Overall survival had not yet been reached in any group. Patients with low PD-L1 expression, defined as having a vCPS (visually-estimated Combined Positive Score, also known as Tumor Area Positivity (TAP) score - Ventana Medical Systems) of less than 5, had a response rate of 79% while patients with high PD-L1 expression, defined as having a vCPS of greater than or equal to 5, had a response rate of 67%. Additional data is expected to be presented at a medical conference in the second half of 2022.

The combination was well tolerated. The most common DKN-01-related adverse events were low grade (Grade 1 or 2): fatigue, nausea, diarrhea, neutrophil count decrease, and platelet count decrease.

Second Line DKK1-high Patients –Tislelizumab Combination

As of December 10, 2021, the second-line GC/GEJ study of DKN-01 in combination with tislelizumab has enrolled 30 patients and is still actively enrolling patients with a target of 40 evaluable patients. For those patients able to complete at least one full cycle of DKN-01 therapy 9n=20), the response rate was 25% (5 PRs), not including one patient who experienced a PR by iRECIST. Additional data is expected to be presented at a medical conference in the second half of 2022.

The combination of DKN-01 and tislelizumab has been well tolerated with manageable toxicity across both the 300 mg and 600 mg doses of DKN-01. The most common DKN-01-related adverse events were low grade (Grade 1 and 2): fatigue and nausea.

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

Twenty-nine EEC patients, who had previously received one to ten lines of therapy, enrolled on DKN-01 monotherapy. Tumoral DKK1 expression data was available for 23 patients. In the group of eight patients with DKK1-high tumors, one patient (12.5%) has had a CR for over 3.5 years, one patient (12.5%) had a PR, three patients (37.5%) had SD, and three patients (37.5%) had PD, representing an ORR of 25.0% and a DCR of 62.5%. In the group of fifteen patients with DKK1-low tumors, one patient (6.7%) had SD, eleven patients (93.3%) had PD, and three patients were non-evaluable. The DKK1-high patients experienced PFS of 4.3 months, compared to the DKK1-low patients who experienced PFS of 1.8 months.

One patient with carcinosarcoma treated with DKN-01 and paclitaxel experienced a CR approximately two years on therapy, while another DKK1-high patient with carcinosarcoma treated with DKN-01 and paclitaxel experienced a PR.

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

Prostate Cancer: We have an IST led by David R. Wise, M.D., Ph.D. of the Perlmutter Cancer Center at NYU Langone Health evaluating DKN-01 in advanced metastatic castration-resistant prostate cancer patients. Initial data is expected to be released at a medical conference in 2022.

Esophagogastric Cancer: The Royal Marsden Hospital in the United Kingdom is conducting the WAKING study that is evaluating DKN-01 in combination with Roche’s Tecentriq® (atezolizumab) in patients with microsatellite stable esophagogastric cancer. Roche is providing atezolizumab drug supply and funding the study as part of its imCORE network.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining and defending patent rights. We also rely on confidential know -how that may be important to the development of our business. We protect our confidential know-how as trade secrets and through confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors and others. We additionally expect to rely on regulatory protection afforded through data exclusivity as well as patent term extensions, where available.

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

Our ability to prevent third parties from making, using, selling, offering to sell or importing competing products to ours, including a competitor to DKN-01, depends on the validity, enforceability and/or scope of our patents. We have several patents and patent applications relating to DKN-01 and its therapeutic uses, and possess substantial know- how relating to the development and commercialization of DKN-01. We cannot be sure that any of our pending patent applications or future patent filings will lead to the issuance of new patents, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be adequate to protect our market.

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

We own pending applications directed to the use of a biomarker in patients receiving DKN-01 therapy in the following jurisdictions: Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Russia, Singapore and the United States. Any patents that may issue in the United States based on the pending U.S. Application will expire in 2037, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act or Hatch-Waxman Amendment, and provided that all required maintenance fee payments are timely paid. Any patents that may issue in foreign jurisdictions will likewise expire in 2037, provided that all required annuities are timely paid. We also own two pending international patent applications filed under the Patent Cooperation Treaty (PCT) directed to the treatment of cancer using DKN-01 in specific subpopulations of patients. The PCT is an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the member states. Although a PCT application is not itself examined and cannot issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. In the first PCT application, the patient subpopulation is defined by its DKK-1 expression level. In the second PCT application, the patient subpopulation is defined as harboring a specific genetic mutation. Any patents than may issue in the United States based on the pending PCT applications will expire in 2040, absent any terminal disclaimers, patent term adjustment due to administrative delays at the USPTO or patent term extension under the Hatch-Waxman Act, and provided that all required maintenance fee payments are timely paid. Any patents that may issue in foreign jurisdictions will likewise expire in 2040, provided that all required annuities are timely paid.

We have historically been developing a second pipeline product, TRX518, which is a monoclonal antibody that targets the glucocorticoid TNF- family receptor, or GITR. We discontinued the active development of TRX518 in November 2019. We own 67 patents and 5 pending patent applications relating to TRX518 and uses thereof. The patents and applications primarily fall into two families. The base 20 -year term for U.S. patents in the first family would expire in 2026 and in the second family would expire in 2028 provided that all required maintenance fee payments are timely paid and no terminal disclaimers are filed. Patent term extensions for delays in marketing approval may also extend the terms of patents in these two families. The various patent applications and patents covering TRX518 include claims directed to compositions of matter (antibodies and antigen- binding fragments), pharmaceutical compositions, methods for inducing or enhancing an immune response, methods of treating a subject having a cancerous tumor, combination therapies, and uses of antibodies and antigen-binding fragments. Patent applications and patents claiming these subject matters have been filed and/or granted in the following jurisdictions: the United States, Australia, Canada, Europe (Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, the Netherlands, Portugal, Spain, Sweden, Switzerland, and the United Kingdom), Hong Kong, India and Japan.

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

The term of a U.S. patent may be eligible for patent term extension under the Hatch-Waxman Act, to account for at least some of the time a product is under development and regulatory review after the patent is granted. With regard to a product for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of protection of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved product, an FDA-approved method of treatment using the product, and/or a method of manufacturing the FDA-approved product. The extended protection cannot exceed the shorter of five years beyond the non-extended expiration of the patent or fourteen years from the date of the FDA approval of the product. Some foreign jurisdictions, including Europe, have patent extension provisions (e.g., supplementary protection certificates), which allow for extension of the protection of a patent that covers a drug approved by the applicable foreign regulatory agency. In the future, if and when DKN-01 receives FDA approval, we expect to apply for patent term extension to extend the protection of one of our U.S. patents covering DKN-01, its use, or a method of manufacturing this product. We also may pursue extensions in foreign jurisdictions where applicable.

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

The royalty term, with respect to each country in which a product is sold, on a country -by-country and product-by-product basis, begins on first commercial sale of the product in the country and the later of (i) the tenth anniversary of the first date of commercial sale of the product in the country, (ii) expiration of the last-to-expire issued patent included within the patents licensed under the Lilly Agreement having a valid claim covering the sale of the product, and (iii) the expiration of any data exclusivity period for the product in the country.

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

In exchange for the license and sublicense described above, we agreed to pay to Lonza a low single-digit royalty calculated as a percentage of net sales on DKN-01. In addition, in connection with DKN-01 manufactured by Lonza, or a strategic partner of Lonza, we agreed to pay (i) an annual payment to Lonza beginning on the date of initiation of phase 1 clinical trials for DKN-01 and (ii) an increased annual payment to Lonza beginning on the date of initiation of phase 2 clinical trials for DKN-01, for so long as Lonza, or a strategic partner of Lonza, manufactures DKN-01. In connection with DKN-01 manufactured by any other party, we agreed to pay (i) an annual amount to Lonza per sublicense beginning on the commencement date of such sublicense and continuing for so long as the sublicense exists and (ii) a low single- digit royalty calculated as a percentage of net sales of DKN-01. All royalty amounts are subject to certain adjustments if, on a country-by -country basis, the manufacture and/or sale of DKN-01 are not protected by a valid claim. All royalty obligations will expire on a country-by-country basis upon the later of (i) the expiration, revocation or complete rejection of all valid claims covering product in such country or (ii) ten (10) years from first commercial sale of DKN-01 in such country.

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

Either party may terminate the Lonza Agreement (i) if the other party commits a breach of the Lonza Agreement and such breach is not cured within forty-five (45) days of receiving notice of the breach (or thirty (30) days in the case of payment defaults) or (ii) if the other party is unable to pay its debts and enters into compulsory or voluntary liquidation or enters into a bankruptcy or takes other similar action. We may terminate the Lonza Agreement by giving sixty (60) days written notice to Lonza. Lonza may, at its option, immediately terminate any or all of the licenses granted under the Lonza Agreement if we knowingly oppose any patent application within the patent rights granted or dispute the validity of any patent under the Lonza Agreement or assist any third party to do so. Termination of the Lonza Agreement will terminate all licenses granted under the Lonza Agreement.

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

We have not yet established a sales, marketing or product distribution infrastructure because our lead candidates are still in clinical development. We eventually may, however, choose to build (or obtain through strategic acquisition) our own sales and marketing team to commercialize some or all of our products if they receive FDA approval and if it is in our long -term interests. We have entered into an Option and License Agreement with BeiGene pursuant to which BeiGene has the right to manufacture and commercialize DKN-01 in Asia (excluding Japan), Australia, and New Zealand. We may choose to enter into distribution agreements with strategic partners with their own robust distribution channels for the United States, Europe, Japan, and other non-BeiGene territories.

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

FDA Regulation

In the United States, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Services Act, or PHSA, and their implementing regulations. Any product we may develop must be cleared by the FDA before it is marketed in the United States. The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s Good Laboratory Practice, or GLP, regulations;
●	submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may begin;
●	approval by an Institutional Review Board, or IRB, for each clinical site, or centrally, before each trial may be initiated;
●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed product candidates for its intended use, performed in accordance with GCPs;
●	development of manufacturing processes to ensure the product candidate’s identity, strength, quality, and purity;
●	submission to the FDA of a Biologics License Application, or BLA;
●	satisfactory completion of an FDA advisory committee review, if applicable;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the products are produced to assess compliance with cGMPs, and to assure that the facilities, methods, and controls are adequate to preserve the therapeutic’s identity, strength, quality, and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites and selected clinical investigators to determine GCP compliance; and
●	FDA review and approval of the BLA to permit commercial marketing for particular indications for use.

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

In general, for purposes of BLA approval, human clinical trials are typically conducted in three sequential phases, which may overlap or be combined.

●	Phase 1 — Studies are initially conducted in healthy human volunteers or subjects with the target disease or condition and test the product candidate for safety, dosage tolerance, target engagement, mechanism of action, absorption, metabolism, distribution, and excretion. If possible, Phase 1 trials may also be used to gain an initial indication of product effectiveness.
●	Phase 2 — Controlled studies are conducted in limited subject populations with a specified disease or condition to evaluate preliminary efficacy, identify optimal dosages, dosage tolerance and schedule, possible adverse effects and safety risks, and expanded evidence of safety.
●	Phase 3 — These adequate and well-controlled clinical trials are undertaken in expanded subject populations, generally at geographically dispersed clinical trial sites, to generate enough data to provide statistically significant evidence of clinical efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product. Typically, two Phase 3 trials are required by the FDA for product approval.

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

The FDA may also refer certain applications to an advisory committee. An advisory committee is typically a panel that includes clinicians and other experts, which reviews, evaluates, and makes a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval. The FDA may also withdraw the product approval if compliance with the pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. Further, should new safety information arise, additional testing, product labeling, or FDA notification may be required.

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

After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data. In addition, manufacturers and other entities involved in the manufacture and distribution of approved therapeutics are required to register their establishments with the FDA and certain state agencies, list their products, and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with cGMP and other requirements, which impose certain procedural and documentation requirements upon a company and its third-party manufacturers. Manufacturers must continue to expend time, money, and effort in the areas of production and quality -control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

Research and Development Expenses

Our total research and development expenses were $32.2 million and $20.4 million, during the years ended December 31, 2021 and 2020, respectively. See Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional detail regarding our research and development activities.

Employees

As of December 31, 2021, we had 36 full-time employees, including 25 in research and development and 11 in general and administrative roles. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

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

Item 1A.Risk Factors.

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

As a result, we have not been profitable to date and have incurred losses in every reporting period since our inception in 2011. For the year ended December 31, 2021, we reported a net loss of $40.6 million, and had an accumulated deficit of $263.6 million at December 31, 2021.

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

We have not generated any product revenues, and we have no commercial products. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully gain regulatory approval and commercialize DKN-01 or other product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval, we do not know when we will generate revenue from product sales, if at all. Our ability to generate revenue from product sales from any product candidates also depends on a number of additional factors, including but not limited to, our ability to:

●	initiate and successfully complete development activities, including enrollment of study participants and completion of the necessary clinical trials;
●	complete and submit new drug applications, or NDAs, or biologics license applications, or BLAs, to the FDA and obtain regulatory approval for indications for which there is a commercial market;
●	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;
●	make or have made commercial quantities of our products at acceptable cost levels;
●	develop a commercial organization capable of manufacturing, sales, marketing and distribution for any products we intend to sell ourselves in the markets in which we choose to commercialize on our own; and
●	obtain adequate pricing, coverage and reimbursement from third parties, including government and private payors.

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

We believe that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

●	initiation, progress, timing, costs and results of pre-clinical studies and clinical trials for our product candidates;
●	costs and timing of additional clinical trial and commercial manufacturing activities;
●	clinical development plans we establish for DKN-01 and any other future product candidates;
●	number and characteristics of any new product candidates that we in-license and develop;
●	outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;
●	costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;
●	effect of competing product candidates and market developments; and
●	costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

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

As a result of the continuing Coronavirus outbreak, or COVID-19, we may experience disruptions that could severely affect our business, including our plans to clinically develop DKN-01, our lead product candidate. For example, widespread business interruptions and supply chain disruption resulting from COVID-19 may adversely affect our ability to manufacture clinical trial material on a timely basis, or increase the cost of manufacturing and our ability to initiate, conduct, and complete critical clinical trials and laboratory operations relating to DKN-01. Specifically, temporary closures or prioritization of COVID-19 related work at certain contract manufacturing facilities, laboratories, offices, or hospitals at which our manufacturing activities, nonclinical studies and clinical trials for DKN-01 are conducted could adversely affect our operations and our ability to manufacture clinical trial material, conduct nonclinical studies and clinical trials for DKN-01. This could negatively affect our ability to advance DKN-01 and cause delays and increased expenses in our projected development timelines and cost.

We are continuing to monitor and assess the real and potential effects of the COVID-19 pandemic on our business, including with respect to our development of DKN-01. However, the ultimate extent to which COVID-19 continues to impact our business will depend upon future developments which are highly uncertain and cannot be accurately predicted at this time.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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

Pursuant to the terms of the BeiGene Agreement, we granted to BeiGene the right to an exclusive license to develop, manufacture and commercialize DKN-01 in the BeiGene Territory. We have limited control over the amount and timing of resources that BeiGene will dedicate to these efforts or BeiGene’s decision whether and when to exercise its option. We are subject to a number of other risks associated with our dependence on the BeiGene Agreement with respect to DKN-01 in the BeiGene Territory, including:

●	BeiGene may not comply with applicable regulatory guidelines with respect to developing, manufacturing or commercializing DKN-01, which could adversely impact sales or future development of DKN-01 in the BeiGene Territory or elsewhere;
●	We and BeiGene could disagree as to future development plans and BeiGene may delay, fail to commence or stop future clinical trials or other development;
●	There may be disputes between us and BeiGene, including disagreements regarding the BeiGene Agreement, that may result in (1) the delay of or failure to achieve developmental, regulatory and commercial objectives that would result in milestone or royalty payments, (2) the delay or termination of any future development or commercialization of sitravatinib in the BeiGene Territory, and/or (3) costly litigation or arbitration that diverts our management’s attention and resources;
●	Business combinations or significant changes in BeiGene’s business strategy may adversely affect BeiGene’s ability or willingness to exercise its option or perform its obligations under the BeiGene Agreement; and
●	BeiGene may not properly defend our intellectual property rights, or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential litigation.

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

The results of preclinical studies, preliminary study results, and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials or the ultimately completed trials. For instance, while we have early clinical trial results for our clinical studies of DKN-01 in esophagogastric cancer and gynecologic cancer, additional clinical trials are still ongoing and will be needed for the registration of DKN-01. Moreover, these results may not be representative of the ultimate study population. The ultimate study results of our ongoing or future trials may be different than the ones we have seen to date. Additionally, the clinical trials conducted to date were relatively small, open -label, uncontrolled studies. Preliminary and final results from such studies may not be representative of study results that are found in larger, controlled, blinded, and longer term studies.

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

We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or adversely affect our existing or future development programs, including:

●	we may have delays in identifying and adding new investigators or clinical trial sites, we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and our third-party clinical research organizations, or CROs, or we may experience a withdrawal of clinical trial sites;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment may be slower than we anticipate or participants may drop out at a higher rate than we anticipate;
●	clinical trials of our product candidates may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical significance, and we may decide to conduct additional clinical trials or abandon product development programs;
●	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development;
●	the cost of clinical trials of our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial;
●	the supply or quality of the clinical trial material of our product candidates may be insufficient or inadequate to conduct clinical trials; and
●	there may be changes to the therapies which we are administering in combination with our product candidates or changes to standards of care, which require that we change our study design, or otherwise halt, discontinue or delay our clinical studies.

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

We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	regulators or IRBs may not authorize us or our investigators to commence a clinical trial or to conduct a clinical trial at a prospective trial site, we may fail to reach an agreement with regulators or IRBs regarding the scope, design, or implementation of our clinical trials or regulators or IRBs may require that we modify or amend our clinical trial protocols;
●	our third-party contractors may fail to comply with regulatory requirements, standard operating procedures or clinical trial protocols, or fail to meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring or manufacturing activities;
●	we, relevant regulators, or IRBs may require the suspension or termination of clinical research for various reasons, including noncompliance with regulatory requirements or a finding that participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics of a product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;

●	changes in or the enactment of additional statutes or regulations;
●	there may be changes in marketing approval or regulatory review policies during the development period rendering our data insufficient to obtain marketing approval;
●	we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical trials, or we may abandon product development programs;
●	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates, the FDA or comparable foreign regulatory authorities may disagree with our study design or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our intended indications;
●	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with our manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;
●	the data collected from clinical trials of our product candidates or any additional product candidate may not be sufficient to cause the FDA or comparable foreign regulatory authorities to support the submission of a BLA, or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere; and
●	the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates.

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

Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays or limitations in the approval of or the decision not to approve an application. It is possible that neither our lead product candidate, DKN-01, nor any product candidates we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us or any future collaborators to commence product sales.

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

We may not be able to initiate or continue conducting clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications or use the same mechanism of action as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:

●	the size and nature of the patient population;
●	the severity of the disease under investigation;
●	the eligibility criteria for, and design of, the clinical trial in question, including factors such as frequency of required assessments, length of the study and ongoing monitoring requirements;
●	the perceived risks and benefits of the product candidate under study, including the potential advantages or disadvantages of the product candidate being studied in relation to other available therapies;
●	competition in recruiting and enrolling patients in clinical trials;
●	efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	effectiveness of publicity created by clinical trial sites regarding the trial;
●	patients’ ability to comply with the specific instructions related to the trial protocol, proper documentation, and use of the biologic product;
●	our inability to obtain or maintain patient informed consents;
●	the risk that enrolled patients will drop out before completion or not return for post-treatment follow-up;
●	the ability to monitor patients adequately during and after treatment; and
●	the proximity and availability of clinical trial sites for prospective patients.

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

If any of our product candidates is associated with serious adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk- benefit perspective. The therapeutic -related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition, results of operations, and prospects.

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

The development and commercialization of new drug products is highly competitive, especially in the oncology space in which we operate. We face competition with respect to DKN-01 and will likely face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of cancer. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach for DKN-01, and others are based on entirely different approaches. For example, there are several companies developing product candidates that target the same cancer pathways that we are targeting or that are testing product candidates in the same cancer indications that we are testing. For example, Novartis AG, or Novartis, Merck & Co., or Merck, Pfizer, Inc., and Amgen, Inc. have previously been developing anti-DKK1 monoclonal antibodies.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of therapeutics often encounter difficulties in production, particularly in scaling up initial production, including difficulties with production costs and yields, quality control, (including stability of the product candidate and quality assurance testing), shortages of qualified personnel, and compliance with strictly enforced federal, state, and foreign regulations. Our CMOs may not perform as agreed or may have a failure of a manufacturing campaign. Any changes or deviations in a manufacturing process may result in the failure of the product to meet the necessary specifications. If our CMOs were to encounter any of these difficulties, our ability to provide product candidates to patients in our clinical trials and for commercial use, if approved, could be jeopardized. Reliance on third-party CMOs entails exposure to risks to which we would not be subject if we manufactured the product candidate ourselves, including:

●	reduced day-to-day control over the manufacturing process for our product candidates as a result of using third-party CMOs for all aspects of manufacturing activities;
●	reduced control over the protection of our trade secrets and know-how from misappropriation or inadvertent disclosure;
●	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that may be costly or damaging to us or result in delays in the development or commercialization of our product candidates; and
●	disruptions to the operations of our third-party CMOs caused by conditions unrelated to our business or operations, which could result in disruptions in the development or commercialization of our product candidates.

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

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

●	the results of clinical trials or development activities of our programs, or any future programs we may acquire;
●	actual or anticipated fluctuations in our financial condition and operating results;
●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
●	issuance of new or updated research or reports by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	additions or departures of key management or other personnel;
●	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
●	announcement or expectation of additional debt or equity financing efforts;
●	sales of our common stock by us, our insiders or our other stockholders; and
●	general economic and market conditions.

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

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 2.Properties.

We have leased our principal offices in Cambridge, Massachusetts covering approximately 7,667 square feet of space. We assumed this lease effective January 1, 2017, from HealthCare Ventures LLC pursuant to an Assignment and Assumption Agreement, dated as of January 1, 2017. In November 2018, we extended the lease through April 30, 2022. In August 2021, we extended the lease through June 30, 2022 and in October 2021, we extended the lease through January 31, 2023.

Item 3.Legal Proceedings.

From time to time we may become involved in legal proceedings or be subject to claims that arise in the ordinary course of business. As of the date of this report, we are not currently a party to any material legal proceedings.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.001 per share, has been publicly traded on the Nasdaq Global Market under the symbol “LPTX” since January 24, 2017. Prior to that time, there was no market for our common stock.

Holders of Record

As of March 8, 2022, there were approximately 56 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

January 2020 Private Placement

On January 3, 2020, we entered into a Securities Purchase Agreement with investors, providing for a private placement transaction exempt from the Securities Act, pursuant to which we issued and sold 1,421,801 shares of our Series A Preferred Stock, at a purchase price of $10.54 per share, 1,137,442 shares of our Series B Preferred Stock at a purchase price of $10.55 per share, and one (1) share of our Special Voting Stock entitling the purchaser of Series A Preferred Stock to elect one member to our board of directors (the “January 2020 Private Placement”).

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

Item 6.Reserved.

Not applicable.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10 -K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.

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

Our lead clinical stage program is DKN-01, a monoclonal antibody that inhibits Dickkopf -related protein 1, or DKK1. DKK1 is a protein that regulates the Wnt signaling pathways and enables tumor cells to proliferate and spread, as well as suppresses the immune system from attacking the tumor. When DKN-01 binds to DKK1, an anti-tumor effect can be generated. DKN-01-based therapies have generated responses and clinical benefit in several patient populations. We are currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, hepatobiliary cancer, gynecologic cancers, or prostate cancer. We entered into an exclusive option and license agreement (the “BeiGene Agreement”) with BeiGene, Ltd., or BeiGene, which granted BeiGene the right to develop and commercialize DKN-01 in Asia (excluding Japan), Australia, and New Zealand.

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

We have incurred net losses in each year since our inception in 2011. Our net loss was $40.6 million for the year ended December 31, 2021 and $27.5 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of approximately $263.6 million. Our net losses have resulted primarily from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and have operating losses for at least the next several years as we:

●	continue the development of our product candidate, DKN-01;
●	seek to obtain regulatory approvals for DKN-01;
●	outsource the manufacturing of DKN-01 for clinical trials and any indications for which we receive regulatory approval;
●	contract with third parties for the sales, marketing and distribution of DKN-01 for any indications for which we receive regulatory approval;
●	maintain, expand and protect our intellectual property portfolio;
●	continue our research and development efforts;
●	add operational, financial and management information systems and personnel, including personnel to support our product development efforts; and
●	operate as a public company.

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

As of December 31, 2021, we had cash and cash equivalents of $114.9 million. We believe that our cash and cash equivalents as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the filing of this Annual Report on Form 10-K. See “—Liquidity and Capital Resources.”

Financial Overview

Research and Development Expenses

Our research and development activities have included conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for DKN-01 and TRX518. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

●	salaries and related overhead expenses for personnel in research and development functions, including costs related to stock-based compensation;
●	fees paid to consultants and CROs for our nonclinical and clinical trials, and other related clinical trial fees, including but not limited to laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis;
●	costs related to acquiring and manufacturing clinical trial materials; and
●	costs related to compliance with regulatory requirements.

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

We participate, through our subsidiary in Australia, in the Australian government’s R&D Incentive program, such that a percentage of our eligible research and development expenses are reimbursed by the Australian government as a refundable tax offset and such incentives are reflected as other income. This percentage was 43.5% for both the years ended December 31, 2021 and 2020.

The table below summarizes our research and development expenses incurred by development program and the R&D incentive income for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

	(in thousands)
Direct research and development by program:
DKN-01 program	$32,107	$17,956
TRX518 program	53	2,467
Total research and development expenses	$32,160	$20,423
Australian research and development incentives	$1,226	$231

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

Interest income

Interest income consists primarily of interest income earned on cash and cash equivalents. During the year ended December 31, 2020, interest income was $0.1 million. During the year ended December 31, 2021 we had an immaterial amount of interest income.

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

Income taxes

Since our inception, we have not recorded any U.S. federal, state or foreign income tax benefits for the net losses we have incurred in each year, due to our uncertainty of realizing a benefit from those items. As of December 31, 2021, we had federal and state net operating loss carryforwards of $196.2 million and $178.0 million, respectively. The federal and state net operating losses begin to expire in 2030, while the foreign net operating losses carryforward indefinitely. Our federal net operating losses include $114.9 million which can also be carried forward indefinitely. We may be able to utilize our net operating loss carryforwards to reduce future federal and state income tax liabilities. However, these net operating losses are subject to various limitations under Internal Revenue Code (“IRC”) Section 382, which limits the use of net operating loss carryforwards to the extent there has been an ownership change of more than 50 percentage points. In addition, the net operating loss carryforwards are subject to examination by the taxing authorities and could be adjusted or disallowed due to such exams. Although we have not undergone an IRC Section 382 Analysis, it is possible that the utilization of our net operating loss carryforwards may be limited.

As of December 31, 2021, we also had federal and state research and development tax credits of $6.2 million and $1.3 million, respectively, which begin to expire in 2030.

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

Accrued Research and Development Expenses

As part of the process of preparing consolidated financial statements, we are required to estimate accrued research and development expenses. This process involves communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly for services performed. We make estimates of our accrued research and development expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with selected service providers and make adjustments, if necessary. To date, we have not adjusted our estimate at any particular balance sheet date by any material amount. Examples of estimated accrued research and development expenses include:

●	fees paid to CROs for management of our clinical trial activities;
●	fees paid to investigative sites in connection with clinical trials;
●	fees paid to contract manufacturers in connection with the production of clinical trial supplies; and
●	professional services and fees.

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

JOBS Act

We are an “emerging growth company”, or EGC, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We may elect to use the extended transition period for complying with new or revised accounting standards under Section 102(b) (1) of the JOBS Act. This election would allow us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years. We will remain an “emerging growth company” until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the preceding three-year period and (d) the last day of our 2022 fiscal year containing the fifth anniversary of the date on which shares of our common stock became publicly traded in the U.S. As of December 31, 2021, we remain an EGC.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following tables summarize our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change

	(in thousands)

License revenue	$1,500	$1,500	$—

Operating expenses:
Research and development	32,160	20,423	11,737
General and administrative	10,766	9,616	1,150
Total operating expenses	42,926	30,039	12,887
Loss from operations	(41,426)	(28,539)	(12,887)
Interest income	9	93	(84)
Interest expense	(41)	(39)	(2)
Australian research and development incentives	1,226	231	995
Foreign currency gains (losses)	(379)	738	(1,117)
Loss before income taxes	(40,611)	(27,516)	(13,095)
Income taxes	24	2	22
Net loss	$(40,587)	$(27,514)	$(13,073)

Revenues

License revenues for the each of the years ended December 31, 2021 and 2020 were $1.5 million, related to the BeiGene Agreement for the development and commercialization of DKN- 01 in Asia (excluding Japan), Australia, and New Zealand. The BeiGene Agreement became effective on January 3, 2020.

Research and Development Expenses

	Year Ended December 31,
			Increase
	2021	2020	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$32,107	$17,956	$14,151
TRX518 program	53	2,467	(2,414)
Total research and development expenses	$32,160	$20,423	$11,737

Research and development expenses were $32.2 million for the year ended December 31, 2021, compared to $20.4 million for the year ended December 31, 2020. The increase of $11.7 million in research and development expenses was primarily due to an increase of $5.3 million in manufacturing costs related to clinical trial material due to timing of manufacturing campaigns, an increase of $3.3 million in clinical trial costs due to deprioritizing the continued development of TRX518 in 2019 and timing of patient enrollment, an increase of $2.9 million in payroll and other related expenses due to an increase in headcount of our research and development full time employees and an increase of $0.5 million in stock based compensation expense due to new stock options granted to employees during the year ended December 31, 2021. These increases were partially offset by a decrease of $0.2 million in consulting fees associated with research and development activities and a $0.1 million decrease in rent expense due to the closing of our research laboratory in April 2020.

General and Administrative Expenses

General and administrative expenses were $10.8 million for the year ended December 31, 2021, compared to $9.6 million for the year ended December 31, 2020. The increase of $1.2 million was due to a $0.7 million increase in payroll and other related expenses due to an increase in headcount of our general and administrative full time employees as well as an increase in compensation expense and an increase of $0.4 million in stock based compensation expense due to new stock options granted to employees during the year ended December 31, 2021. There was also an increase in insurance expense and taxes of $0.3 million and $0.2 million, respectively. These increases were partially offset by a decrease of $0.4 million in professional fees during the year ended December 31, 2021 as compared to the year ended December 31, 2020, which included $0.2 million of expense in connection with the termination of the Lincoln Park Purchase Agreement.

Interest Income

We recorded interest income of $0.1 million during the year ended December 31, 2020. During the year ended December 31, 2021, we recorded an immaterial amount of interest income. The decrease in interest income is primarily due to lower interest rates during the year ended December 31, 2021 as compared to 2020.

Australian Research and Development Incentives

We recorded R&D incentive income of $1.2 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, net of our Australia tax liability, which expenses included the cost of manufacturing of clinical trial material.

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

During the year ended December 31, 2021, we received $0.1 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the 2020 research and development activities. During the year ended December 31, 2020, we received $0.3 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the 2019 research and development activities.

The remaining R&D incentive receivable has been recorded as “Research and development incentive receivable” in the consolidated balance sheets.

Foreign Currency Gains (Loss)

We recorded foreign currency gains (losses) of ($0.4) million and $0.7 million, respectively, for the years ended December 31, 2021 and 2020. The change in foreign currency gains (losses) is due to the changes in the Australian dollar exchange rate related to activities of the Australian entity.

Interest Expense

We recorded an immaterial amount of interest expense for the years ended December 31, 2021 and 2020.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2021, we had cash and cash equivalents of $114.9 million. Additionally, we had an accumulated deficit of $263.6 million at December 31, 2021, and during the year ended December 31, 2021, we incurred a net loss of $40.6 million. We expect to continue to generate operating losses in the foreseeable future. We believe that our cash and cash equivalents of $114.9 million as of December 31, 2021 will be sufficient to fund our operating expenses for at least the next 12 months from the issuance of this Annual Report on Form 10-K. In addition, we will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If we do not obtain additional funding or development program cost-sharing, we could be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which could adversely affect our business prospects. The inability to obtain funding, as and when needed, could have a negative impact on Leap’s financial condition and our ability to pursue our business strategies.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2021	2020

	(in thousands)
Cash used in operating activities	$(35,157)	$(25,957)
Cash provided by investing activities	—	25
Cash provided by financing activities	98,035	73,997
Effect of exchange rate changes on cash and cash equivalents	(33)	115
Net increase in cash and cash equivalents	$62,845	$48,180

Operating activities. Net cash used in operating activities for the year ended December 31, 2021 was primarily related to our net loss from the operation of our business of $40.6 million and net changes in working capital, including a decrease in deferred revenue of $1.5 million, an increase in research and development receivable of $1.2 million, an increase in prepaid expenses and other assets of $0.6 million, a decrease in lease liabilities of $0.4 million and change in restricted stock liability of $0.2 million. These changes were partially offset by an increase in accounts payable and accrued expenses of $3.9 million, a decrease in other assets of $0.6 million, an increase in deferred offering costs of $0.2 million, noncash stock based compensation expense of $3.7 million, noncash lease expense of $0.4 million and amortization of contract asset of $0.1 million. There was also a non cash change of $0.4 million due to foreign currency losses.

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

Investing Activities. Net cash provided by investing activities during the year ended December 31, 2020 was related to the sale of equipment. There were no investing activities during the year ended December 31, 2021.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2021 consisted of $97.2 million in proceeds from the issuance of common stock in connection with the public offering the Company completed in September 2021 (the “2021 Public Offering”) and $1.0 million in proceeds from the issuance of common stock upon the exercise of stock options and warrants. These increases were partially offset by payments of $0.2 million for offering costs.

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

Our expenses will also increase as we:

●	pursue the clinical development of our most advanced product candidate, DKN-01;
●	seek to identify and develop additional product candidates;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company; and
●	increase our product liability and clinical trial insurance coverage as we initiate our clinical trials and commercialization efforts.

Additional funding may not be available at the time needed on commercially reasonable terms, if at all.

Contractual Obligations and Contingent Liabilities

On October 1, 2021, we entered into a second amendment to the 47 Thorndike Street Lease, the (“Second Amendment”). Under the Second Amendment, we extended the term of the 47 Thorndike Street Lease through January 31, 2023. Under the Second Amendment, we will continue to pay the current monthly base rent amount of $36,000 contemplated by the 47 Thorndike Street Lease through April 30, 2022, with an increase commencing on May 1, 2022 and adjusting the monthly base rent amount to approximately $37,000 through January 31, 2023.

We remain committed to $5.0 million of non-cancellable commitments under manufacturing agreements with vendors to manufacture DKN-01 for use in clinical trials and $0.7 million related to preclinical research studies.

This description of our contractual obligations does not include potential future milestones or royalties that we may be required to make under license and collaboration agreements due to the uncertainty of events requiring payment under these agreements.

We enter into contracts in the normal course of business with clinical research organizations for clinical and preclinical research studies, external manufacturers for product for use in our clinical trials, and other research supplies and other services as part of our operations. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included as contractual commitments.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Item 7A.Quantitative and Qualitative Disclosures about Market Risks

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

Item 8.Financial Statements and Supplementary Data.

Our financial statements required by this Item, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-30 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

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

As of December 31, 2021, our management, with the participation of our Chief Executive Officer, who is also serving as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer has concluded based upon the evaluation described above that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

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

Item 9B.Other Information.

Not applicable.

Item 9C.Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item is set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021, and is incorporated into this Annual Report on Form 10-K by reference.

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

4.1	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s registration statement on Form S-4, as filed on November 16, 2016).
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

10.10	Form of Indemnification Agreement (filed as Exhibit 10.10 to Amendment No. 1 to the Registrant’s registration statement on Form S-4, as filed on November 2, 2016).
10.11∧	Macrocure 2013 Share Incentive Plan (filed as Exhibit 10.4 to the Company’s registration statement on Form S-8, as filed on January 27, 2017).
10.12∧	Amendment No. 1 to Macrocure 2013 Share Incentive Plan (filed as Exhibit 10.5 to the Company’s registration statement on Form S-8, as filed on January 27, 2017).
10.13∧	Summary Translation of Macrocure 2008 Stock Option Plan stockholders (filed as Exhibit 10.3 to the Registrant’s registration statement on Form S-8, as filed on January 27, 2017).
10.14∧

Employment Agreement, by and between the Company and Douglas E. Onsi, dated as of April 10, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, as filed on April 15, 2020).

10.15∧

Executive Employment Agreement and accompanying Employee Proprietary Information, Inventions, Non-Competition and Non-Solicitation Agreement, by and between Leap and Christopher K. Mirabelli, dated as of August 29, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-4, as filed on September 26, 2016).

10.16∧

Executive Employment Agreement and accompanying Employee Proprietary Information, Inventions, Non-Competition and Non-Solicitation Agreement, by and between Leap and Augustine Lawlor, dated as of August 29, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form S-4 , as filed on September 26, 2016).

10.17∧

Employment Agreement, by and between the Company and Christine Granfield, dated as of August 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed on November 12, 2020).

10.18∧

Employment Agreement, by and between the Company and Cynthia Sirard, dated as of April 10, 2020 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed on March 12, 2021).

10.19∧

Employment Agreement, by and between the Company and John Mark O’ Mahony, dated as of April 10, 2020 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed on March 12, 2021).

10.20∧	Amended and Restated 2012 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8, as filed on January 27, 2017).
10.21∧

Form of Stock Option Grant Notice and Stock Option Agreement under the Registrant’s Amended and Restated 2012 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed on March 31, 2017).

10.22∧	2016 Equity Incentive Plan of Leap Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-8, as filed on January 27, 2017).
10.23∧

Form of Stock Option Grant Notice and Stock Option Agreement under Leap’s 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-4, as filed on November 2, 2016).

10.24∧	First Amendment to the 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8, as filed on June 11, 2019).
10.25

Lease, dated November 13, 2018, by and between the Company and Bulfinch Square Limited Partnership (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, as filed on November 19, 2018).

10.26

First Amendment to Lease by and between Bulfinch Square Limited Partnership and Leap Therapeutics, Inc., dated as of August 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed on November 12, 2021).

10.27*	Second Amendment to Lease by and between Bulfinch Square Limited Partnership and Leap Therapeutics, Inc. dated as of October 1, 2021.
21.1*	Subsidiaries of Leap Therapeutics, Inc.
23.1*	Consent of EisnerAmper LLP related to Leap Therapeutics, Inc. financial statements.
31.1*	Certification of Principal Executive and Principal Financial Officer Required Under Rule 13a- 14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*+	Principal Executive and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from Leap Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the year ended December 31, 2021 and December 31, 2020, (iii) Consolidated Statements of Shareholders’ Equity (Deficit) at December 31, 2021 and December 31, 2020

(iv) Consolidated Statements of Cash Flows for the year ended December 31, 2021 and December 31, 2020, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Exhibits filed herewith

∧	Indicates management contract or compensation plan
**	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
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

March 11, 2022
By:	/s/ DOUGLAS E. ONSI
Name: Douglas E. Onsi
Title: President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

Chief Executive Officer, President, Chief
/s/ DOUGLAS E. ONSI	Financial Officer and Director (Principal	March 11, 2022
Douglas E. Onsi	Executive Officer and Principal Financial Officer)

/s/ CHRISTOPHER K. MIRABELLI, PH.D.	Chairman of the Board of Directors	March 11, 2022
Christopher K. Mirabelli, Ph.D.

/s/ MONICA M. BERTAGNOLLI, M.D.	Director	March 11, 2022
Monica M. Bertagnolli, M.D.

/s/ JAMES CAVANAUGH, PH.D.	Director	March 11, 2022
James Cavanaugh, Ph.D.

/s/ THOMAS DIETZ, PH.D.	Director	March 11, 2022
Thomas Dietz, Ph.D.

/s/ WILLIAM LI, M.D.	Director	March 11, 2022
William Li, M.D.

/s/ JOSEPH LOSCALZO, M.D., PH.D.	Director	March 11, 2022
Joseph Loscalzo, M.D., Ph.D.

/s/ NISSIM MASHIACH	Director	March 11, 2022
Nissim Mashiach

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Leap Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Leap Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficiency), and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 11, 2022

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$114,916	$52,071
Research and development incentive receivable	1,189	73
Prepaid expenses and other current assets	769	130
Total current assets	116,874	52,274

Property and equipment, net	36	65
Right of use assets, net	459	528
Deferred tax assets	159	179
Deferred costs	—	345
Other long term assets	90	—
Deposits	293	980
Total assets	$117,911	$54,371
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,189	$2,717
Accrued expenses	5,366	2,747
Deferred revenue - current portion	—	1,500
Lease liability - current portion	432	408
Total current liabilities	9,987	7,372

Non current liabilities:
Restricted stock liability	—	204
Lease liability, net of current portion	37	144
Total liabilities	10,024	7,720

Stockholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 88,318,454 and 59,657,742 shares issued and outstanding as of December 31, 2021 and 2020, respectively	88	60
Additional paid-in capital	371,638	270,155
Accumulated other comprehensive loss	(267)	(579)
Accumulated deficit	(263,572)	(222,985)
Total stockholders’ equity	107,887	46,651
Total liabilities and stockholders’ equity	$117,911	$54,371

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31
	2021	2020

License revenue	$1,500	$1,500
Operating expenses:
Research and development	32,160	20,423
General and administrative	10,766	9,616
Total operating expenses	42,926	30,039
Loss from operations	(41,426)	(28,539)
Interest income	9	93
Interest expense	(41)	(39)
Australian research and development incentives	1,226	231
Foreign currency gains(losses)	(379)	738
Loss before income taxes	(40,611)	(27,516)
Income taxes	24	2
Net loss	(40,587)	(27,514)
Dividend attributable to down round feature of warrants	—	(303)
Dividend attributable to Series A & B convertible preferred stock	—	(372)
Series A & B convertible preferred stock - beneficial conversion feature	—	(9,399)
Net loss attributable to common stockholders	$(40,587)	$(37,588)

Net loss per share
Basic	$(0.47)	$(0.63)
Diluted	$(0.47)	$(0.63)

Weighted average common shares outstanding
Basic	85,825,283	59,327,713
Diluted	85,825,283	59,327,713

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(40,587)	$(27,514)
Other comprehensive income (loss):
Foreign currency translation adjustments	312	(655)
Comprehensive loss	$(40,275)	$(28,169)

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2020

(In thousands, except share amounts)

								Accumulated
	Series A		Series B				Additional	Other		Total
	Convertible Preferred Stock,		Convertible Preferred Stock,		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficiency)
Balances at December 31, 2019	—	$—	—	$—	24,194,877	$24	$193,319	$76	$(195,168)	$(1,749)

Issuance of Series A & B Convertible Preferred Stock, net of underwriting discounts	1,421,801	14,062	1,137,442	11,260	—	—	—	—	—	—
Series A & B Convertible Preferred Stock discount - benefical conversion feature	—	(5,226)	—	(4,173)	—	—	9,399	—	—	9,399
Series A & B Convertible Preferred Stock accrued dividends	—	207	—	165	—	—	(372)	—	—	(372)
Conversion of Series A & B Convertible Preferred Stock dividends to prefunded warrants and common stock	—	(207)	—	(165)	156,713	1	371	—	—	372
Conversion of Series A Convertible Preferred Stock to prefunded warrants	(1,421,801)	(8,836)	—	—	—	—	8,836	—	—	8,836
Conversion of Series B Convertible Preferred Stock to common stock	—	—	(1,137,442)	(7,087)	11,374,420	11	7,076	—	—	7,087
Issuance of common stock in connection with June 2020 Public Offering, net of issuance costs of $3,472					23,625,000	24	48,252	—	—	48,276
Issuance of common stock upon exercise of stock options	—	—	—	—	32,778	—	51	—	—	51
Issuance of common stock upon exercise of warrants	—	—	—	—	273,954	—	348	—	—	348
Dividend attributable to the down round feature of 2017 Warrants	—	—	—	—	—	—	303	—	(303)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(655)	—	(655)
Stock-based compensation	—	—	—	—	—	—	2,572	—	—	2,572
Net loss	—	—	—	—	—	—	—	—	(27,514)	(27,514)
Balances at December 31, 2020	—	$—	—	$—	59,657,742	$60	$270,155	$(579)	$(222,985)	$46,651

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2021

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	59,657,742	$60	$270,155	$(579)	$(222,985)	$46,651

Issuance of common stock upon exercise of warrants	530,643		993	—	—	993
Issuance of common stock upon exercise of prefunded warrants	559,705	1	(1)			—
Issuance of common stock upon exercise of stock options	2,292	—	4	—	—	4
Issuance of common stock in connection with September 2021 Public Offering, net of issuance costs of $6,733	27,568,072	27	96,801			96,828
Foreign currency translation adjustment	—	—	—	312	—	312
Stock-based compensation	—	—	3,686	—	—	3,686
Net loss	—	—	—	—	(40,587)	(40,587)
Balances at December 31, 2021	88,318,454	$88	$371,638	$(267)	$(263,572)	$107,887

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(40,587)	$(27,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	29	34
Amortization of contract asset	135	135
Change in right-of-use asset	392	499
Stock-based compensation expense	3,686	2,572
Foreign currency (gain) loss	379	(738)
Change in fair value of restricted stock liability	(204)	45
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(639)	774
Deferred tax assets	11	(36)
Research and development incentive receivable	(1,159)	117
Contract acquisition costs	—	(270)
Deferred offering costs	209	—
Accounts payable and accrued expenses	3,900	(2,601)
Deferred revenue	(1,500)	1,500
Lease liability	(406)	(474)
Other assets	597	—
Net cash used in operating activities	(35,157)	(25,957)
Cash flows from investing activities:
Purchases of property and equipment	—	—
Proceeds from sale of property and equipment	—	25
Net cash provided by investing activities	—	25
Cash flows from financing activities:
Proceeds from issuance of common stock and prefunded warrants, net of offering costs - September 2021 Public Offering	97,222
Proceeds from issuance of common stock - June 2020 Public Offering	—	48,518
Proceeds from the issuance of Series A convertible preferred stock	—	14,986
Proceeds from the issuance of Series B convertible preferred stock	—	12,000
Proceeds from the exercise of common stock warrants	993	348
Proceeds from the exercise of stock options	4	51
Payment of deferred offering costs	(184)	(1,906)
Net cash provided by financing activities	98,035	73,997
Effect of exchange rate changes on cash and cash equivalents	(33)	115
Net increase in cash and cash equivalents	62,845	48,180
Cash and cash equivalents at beginning of year	52,071	3,891
Cash and cash equivalents at end of year	$114,916	$52,071

Supplemental disclosure of non-cash financing activities:
Offering costs in accounts payable and accrued expense - September 2021 Public Offering	$210	$—
Remeasurement of right-of-use asset and lease liability	$323	$—
Dividend attributable to down round feature of warrants	$—	$303
Conversion of Series A convertible preferred stock to prefunded warrants	$—	$8,836
Conversion of Series B convertible preferred stock to common stock	$—	$7,087
Beneficial conversion feature from Series A convertible preferred stock	$—	$5,226
Beneficial conversion feature from Series B convertible preferred stock	$—	$4,173

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

On December 15, 2021, Leap Securities Corp. was formed and is a wholly owned subsidiary of the Company.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2021, the Company had cash and cash equivalents of $114,916. Additionally, the Company had an accumulated deficit of $263,572 at December 31, 2021, and during the year ended December 31, 2021, the Company incurred a net loss of $40,587. The Company expects to continue to generate operating losses for the foreseeable future.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

1. Nature of Business, Basis of Presentation and Liquidity (continued)

The Company believes that its cash and cash equivalents of $114,916 as of December 31, 2021, will be sufficient to fund its operating expenses for at least 12 months from the issuance of these financial statements.

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

Use of Estimates

The presentation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. This percentage was 43.5% for the years ended December 31, 2021 and 2020.

The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of $1,189 and $73 as of December 31, 2021 and 2020, respectively, in the consolidated balance sheets and other income from Australian research and development incentives of $1,226 and $231, in the consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively, related to refundable research and development incentive program payments in Australia.

The following table shows the change in the research and development incentive receivable from January 1, 2020 to December 31, 2021:

Balance at January 1, 2020	$185
Australian research and development incentive income, net	231
Cash received for 2019 eligible expenses	(331)
Foreign currency translation	(12)
Balance at December 31, 2020	73
Australian research and development incentive income, net	1,226
Cash received for 2020 eligible expenses	(111)
Foreign currency translation	1
Balance at December 31, 2021	$1,189

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

The Company recognizes accrued interest and penalties associated with uncertain tax position as part of the income tax provision. There were no uncertain tax positions or income tax related interest and penalties recorded for the years ended December 31, 2021 and 2020. The income tax returns of the Company for the year ended December 31, 2018 and subsequent years are subject to examination by the Internal Revenue Service and other taxing authorities, generally for three years after the return is filed.

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

As of December 31, 2020 there was $345, of deferred costs. As of December 31, 2021, the Company did not have any deferred costs.

Deposits

Deposits as of December 31, 2021 and 2020 included $293 and $980, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized.

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

During the years presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2021 and 2020.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (continued)

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
December 31, 2021
Assets:
Cash equivalents	$112,726	$112,726	$—	$—
Total assets	$112,726	$112,726	$—	$—

December 31, 2020
Assets:
Cash equivalents	$51,116	$51,116	$—	$—
Total assets	$51,116	$51,116	$—	$—

Liabilities:
Restricted stock liability	$204	$204	$—	$—
Total liabilities	$204	$204	$—	$—

Cash equivalents of $112,726 and $51,116 as of December 31, 2021 and 2020, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

In accordance with the guidance in ASC 842 “Leases”, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components.

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

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees, consultants and nonemployees based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock options with only service-based vesting conditions and records the expense for these awards using the straight-line method.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and are early adopted by the Company or adopted as of the specified effective date.

Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements or disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes, or ASC 740, which simplifies the accounting for income taxes. The new standard was effective in the first quarter of fiscal 2021. The Company adopted ASC 740 effective in the first quarter of fiscal 2021 and the Company’s adoption of this standard did not have an effect on the Company’s consolidated financial statements.

In May 2021, FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. FASB issued this update to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The updated guidance is effective for the Company for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. The Company is evaluating the impact of the adoption of this update on its consolidated financial statements and disclosures.

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options, or ASC 470 and Derivatives and Hedging—Contracts in Entity’s Own Equity, or ASC 815. FASB issued this update to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. The updated guidance is effective for the Company for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. The Company is evaluating the impact of the adoption of this update on its consolidated financial statements and disclosures.

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

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

3. BeiGene Exclusive Option and License Agreement (Continued)

The Company determined the transaction price is equal to the up-front fee of $3,000. The transaction price was fully allocated to the single performance obligation and is recognized as revenue on a straight-line basis over the performance period of the research and development services. During each the years ended December 31, 2021 and 2020, the Company recognized $1,500 of license revenue related to the up-front fee received from BeiGene.

Cost of Contract Acquisition

The Company incurred contract acquisition costs of $270 which were capitalized under ASC 340-40 as incremental costs of obtaining the contract with BeiGene. This cost is amortized on a straight-line basis over the performance period of the research and development services. The total amount of amortization expense during each of the years ended December 31, 2021 and 2020 was $135.

Royalties

As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the years ended December 31, 2021 and 2020.

The following table presents a summary of the activity in the Company’s contract liabilities, related to the upfront cash payment received of $3,000, from January 1, 2020 through December 31, 2021 (in thousands):

Balance at January 1, 2020	$—
Additions	3,000
Deductions	(1,500)
Balance at December 31, 2020	1,500
Deductions	(1,500)
Balance at December 31, 2021	$—

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2021	2020
Computer office equipment	$51	$51
Leasehold improvements	69	69
Lab equipment	76	76
Furnitures and fixtures	30	30
	226	226
Less: accumulated depreciation	(190)	(161)
Property and equipment, net	$36	$65

Depreciation expense was $29 and $34 for the years ended December 31, 2021 and 2020, respectively.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

5. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2021	2020
Clinical trials	$2,499	$795
Professional fees	181	255
Payroll and related expenses	2,686	1,697
Accrued expenses	$5,366	$2,747

6. Leases

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

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the remaining lease term at the date of adoption. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has existing net leases in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. As of December 31, 2021, a right-of-use asset of $459 and lease liability of $469 are reflected on the consolidated balance sheets. The Company recorded rent expense of $423 and $549, respectively, during the years ended December 31, 2021 and 2020.

Future lease payments under non-cancelable operating leases as of December 31, 2021 are detailed as follows:

Future Operating Lease Payments
2022	442
2023	37
Total Lease Payments	479
Less: imputed interest	(10)
Total operating lease liabilities	$469

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

7. Warrants

As of December 31, 2021, outstanding warrants to purchase common stock, all of which are classified as equity warrants, consisted of the following:

December 31, 2021
	Number of Shares
Description	Issuable	Exercise Price	Expiration Date
January 23, 2017 Warrants	54,516	$0.01	Upon M&A Event
2017 Warrants	2,502,382	$1.055	November 2024
2019 Warrants	7,008,257	$1.95	February 2026
March 2020	14,413,902	$0.001	No Expiry
March 2020	25,945,035	$2.11	Jan - March 2027
June 2020	1,690,137	$0.001	No Expiry
September 2021	8,771,928	$0.001	No Expiry
	60,386,157

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

During the year ended December 31, 2021, 47,458 of the 2017 Warrants were exercised for cash resulting in gross proceeds to the Company of $50 and during the year ended December 31, 2020, 208,254 of the 2017 Warrants were exercised for cash resulting in gross proceeds to the Company of $220.

2019 Warrants

On February 5, 2019, in connection with the 2019 Public Offering, the Company issued immediately exercisable warrants (the “2019 Warrants”) to purchase 7,557,142 shares of common stock to investors. The 2019 Warrants have an exercise price of $1.95 per share and expire on February 5, 2026. The 2019 Warrants qualify for equity classification.

During the year ended December 31, 2021, 483,185 of the 2019 Warrants were exercised for cash resulting in gross proceeds to the Company of $943 and during the year ended December 31, 2020, 65,700 of the 2019 Warrants were exercised for cash resulting in gross proceeds to the Company of $128.

March 2020 Warrants

On January 3, 2020, the Company entered into a Securities Purchase Agreement with investors, pursuant to which the Company issued and sold 1,421,801 shares of its Series A Preferred Stock, at a purchase price of $10.54 per share, 1,137,442 shares of its Series B Preferred Stock at a purchase price of $10.55 per share, and one (1) share of the Company’s Special Voting Stock entitling the purchaser of Series A Preferred Stock to elect one member of the Company’s board of directors.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

7. Warrants (continued)

On March 5, 2020, the Company’s stockholders approved the conversion of the Series A Preferred Stock into a pre-funded warrant to purchase 14,413,902 shares of common stock at an exercise price of $0.001 (the “March 2020 Pre-funded Warrants”) and the conversion of the Series B Preferred Stock into 11,531,133 shares of common stock. Each investor also received a warrant to purchase an equal number of shares of common stock at an exercise price of $2.11 per share (the “Coverage Warrants”). The March 2020 Pre-funded Warrants and the Coverage Warrants qualify for equity classification.

June 2020 Warrants

On June 22, 2020, the Company completed a Public Offering (“the 2020 Public Offering”) whereby the Company issued 20,250,000 shares of its common stock, at $2.00 per share and, in lieu of common stock, offered pre-funded warrants (the “June 2020 Pre-funded Warrants”) to purchase up to 2,250,000 shares of its common stock to certain investors. The June 2020 Pre-funded Warrants have an exercise price of $0.001 per share and qualify for equity classification.

During the year ended December 31, 2021, 559,863 of the June 2020 Pre-Funded Warrants were exercised on cashless basis resulting in the issuance of 559,705 shares of common stock.

September 2021 Warrants

On September 24, 2021, the Company completed a public offering (the “2021 Public Offering”) whereby the Company issued 27,568,072 shares of its common stock, at $2.85 per share and, in lieu of common stock, offered pre-funded warrants (the “September 2021 Pre-funded Warrants”) to purchase up to 8,771,928 shares of its common stock to certain investors. The September 2021 Pre-funded Warrants have an exercise price of $0.001 per share and qualify for equity classification.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

8. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through December 31, 2021, no dividends have been declared for shares of common stock.

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

Public Offering of Common Stock—June 2020

On June 22, 2020, the Company completed the 2020 Public Offering, whereby the Company issued 20,250,000 shares of its common stock at $2.00 per share and, in lieu of common stock, issued certain investors 2,250,000 of its June 2020 Pre-funded Warrants. The June 2020 Pre-funded Warrants have an exercise price of $0.001 per share and qualify for equity classification.

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

Public Offering of Common Stock - September 2021

On September 24, 2021, the Company completed the 2021 Public Offering, whereby the Company issued 22,828,072 shares of its common stock at $2.85 per share and, in lieu of common stock, issued certain investors 8,771,928 of its September 2021 Pre-funded Warrants. The September 2021 Pre-funded Warrants have an exercise price of $0.001 per share and qualify for equity classification. The underwriters exercised their right to purchase 4,740,000 additional shares of the Company's common stock at the public offering price per share of common stock, less underwriting discounts and commissions. The aggregate net proceeds received by the Company from the 2021 Public Offering were approximately $96,828 net of underwriting discounts and commissions and offering expenses payable by the Company.

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

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

9. Stock-Based Compensation (continued)

As of December 31, 2021, there were 409,896 shares available for grant under the Company’s Equity Incentive Plans.

A summary of stock option activity under the Company’s Equity Incentive Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2019	4,024,566	$7.48	7.98	$2
Granted	2,662,500	$2.10
Exercised	(32,778)	$1.53
Forfeited	(260,435)	$6.95
Outstanding at December 31, 2020	6,393,853	$5.29	7.96	$1,961
Granted	2,482,650	$2.19
Exercised	(2,292)	$1.55
Forfeited	(348,593)	$3.17
Outstanding at December 31, 2021	8,525,618	$4.48	7.58	$7,673
Options exercisable at December 31, 2021	5,421,641	$5.83	6.89	$4,074
Options vested and expected to vest at December 31, 2021	8,525,618	$4.48	7.58	$7,673

The grant date fair value of the options granted during the years ended December 31, 2021 and 2020 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of comparable public companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The weighted average grant date fair value for the stock options granted during the years ended December 31, 2021 and 2020 was $1.37 and $1.33 per share, respectively.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the years ended December 31, 2021 and 2020 were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2021	2020
Expected volatility	67.64%	66.94%
Weighted average risk-free interest rate	0.82%	0.66%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.82	6.85

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

9. Stock-Based Compensation (continued)

Stock options generally vest over a three or four year period, as determined by the compensation committee of the board of directors at the time of grant. The options expire ten years from the grant date. As of December 31, 2021, there was approximately $3,921 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 1.93 years.

Restricted Stock Units

During the year ended December 31, 2020, the Company issued 92,500 restricted stock units (“RSUs”) to employees under the 2016 Plan. Upon vesting of the RSUs, the Company had the option to settle the award by either issuing shares of the Company’s common stock or paying an amount of cash equal to the fair value of the Company’s common stock on the settlement date. In January 2021, the Company cash settled 92,500 RSUs. As of December 31, 2020, these RSUs were classified as restricted stock liability in the consolidated balance sheets of $204, as they contained a cash settlement option.

During the years ended December 31, 2021 and 2020, the Company granted 275,000 and 660,606, respectively, RSUs to executive officers that will cliff vest and will be settled after three years of continuous service, or upon a change of control of the Company, whichever is earlier, pursuant to the 2016 Plan. During the years ended December 31, 2021 and 2020, the Company recognized $530 and $248, respectively, of stock based compensation expense related to these equity classified RSUs, as they do not contain a cash settlement option.

The following table presents RSU activity under the 2016 Plan as of December 31, 2021:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding at December 31, 2019	90,500	$1.76
Awarded	753,106	$1.49
Settled in cash	(90,500)	$1.76
Outstanding at December 31, 2020	753,106	$1.52
Awarded	275,000	$2.57
Settled in cash	(92,500)	$1.97
Outstanding at December 31, 2021	935,606	$1.76

As of December 31, 2021, there were 935,606 shares outstanding covered by RSUs that were vested and expected to vest with a weighted average grant date fair value of $1.76 per share and an aggregate grant date fair value of $1,645. As of December 31, 2021, there was approximately $865 of unrecognized compensation costs related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 1.69 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and RSUs to employees and non-employees in the consolidated statements of operations during the years ended December 31, 2021 and 2020 as follows:

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

9. Stock-Based Compensation (continued)

Stock Based Compensation Expense

	Year Ended
	December 31,
	2021	2020
Research and development	$1,641	$1,172
General and administrative	2,045	1,604
Total	$3,686	$2,776

10. Income Taxes

During the year end December 31, 2020, the Company’s Israeli operations were dissolved and as a result, the Company wrote off all existing deferred tax assets related to the Israeli operations which consisted primarily of net operating loss carryforwards. The write off of the deferred tax assets was offset by an equal reduction in the valuation allowance.

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $196,224 and $177,951, respectively, which begin to expire in 2030 for federal and state purposes. The Company’s federal net operating losses include $114,915 which can be also carried forward indefinitely.

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

In addition, the Company has federal and state research and development tax credits of approximately $6,166 and $1,273, respectively, that begin to expire in 2030 for federal and state tax purposes.

There is no provision for income taxes in the United States because the Company has historically incurred operating losses and maintains a full valuation allowance against its deferred tax assets in these jurisdictions. The deferred tax asset recorded in the consolidated balance sheet relates to its Australian operations.

Income (loss) before income taxes consisted of the following:

	Year Ended
	December 31,
	2021	2020
U.S.	$(39,155)	$(28,699)
Foreign	(1,456)	1,183
Loss before income taxes	$(40,611)	$(27,516)

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

10. Income Taxes (continued)

A summary of the Company’s current and deferred expense for income tax is as follows:

	Year Ended
	December 31,
	2021	2020
Current expense (benefit):
Federal	$—	$—
State	—	—
Foreign	(37)	40
Total current expense (benefit):	$(37)	$40
Deferred expense (benefit):
Federal	$—	$—
State	—	—
Foreign	13	(42)
Total deferred expense (benefit):	$13	$(42)
Total income tax expense (benefit):	$(24)	$(2)

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2021	2020
Income at US Statutory Rate	21.0%	21.0%
State Taxes, net of Federal benefit	7.2%	7.0%
Permanent Differences	(1.8)%	(1.1)%
Tax Credits	3.9%	6.0%
Foreign Rate Differential	0.2%	(0.5)%
Israel DTA write-off	0.0%	(70.2)%
Valuation Allowance	(30.6)%	36.6%
Other	0.1%	1.2%
	0.0%	0.0%

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

10. Income Taxes (continued)

The significant components of the Company’s deferred tax assets as of December 31, 2021 and 2020 were as follows:

	Year Ended
	December 31,
	2021	2020
Accrued expenses	$729	$455
License Fees	1,004	1,168
Stock Options	4,671	3,759
Other	212	228
State net operating loss carryforwards	11,246	8,959
State research tax credits	1,006	625
Federal net operating loss carryforwards	41,207	33,711
Federal research tax credits	6,166	4,943
Total deferred tax assets	66,241	53,848
Valuation allowance	(66,082)	(53,669)
Net deferred tax asset (liability)	$159	$179

As of December 31, 2021 and 2020, the Company had provided a full valuation allowance against its net deferred tax assets, except for its Australian deferred tax assets, because realization of any future tax benefit cannot be reasonably assured. The valuation allowance decreased during the year ended December 31, 2020 by $10,068 and increased during the year ended December 31, 2021 by $12,413.

The Company follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2021 the Company has not recorded any uncertain tax positions.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from 2010, the earliest year with a net operating loss carryover, because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There were no interest and penalties pertaining to uncertain tax positions for the years ended December 31, 2021 or 2020.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

11. Net Loss Per Share

Basic and diluted net loss per share for the years ended December 31, 2021 and 2020 was calculated as follows:

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(40,587)	$(27,514)
Dividend attributable to down round feature of warrants	—	(303)
Dividend attributable to Series A & B convertible preferred stock	—	(372)
Series A & B convertible preferred stock - beneficial conversion feature	—	(9,399)
Net loss attributable to common stockholders for basic and diluted loss per share	$(40,587)	$(37,588)
Denominator:
Weighted average number of common shares outstanding - basic and diluted	85,825,283	59,327,713
Net loss per share attributable to common stockholders - basic and diluted	$(0.47)	$(0.63)

Included within weighted average common shares outstanding are 24,930,483 common shares issuable upon the exercise of the pre-funded warrants and penny warrants, as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2021 and 2020, as the effect would be to reduce the net loss per share. The following table includes the potential common shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Restricted stock units to purchase common stock	935,606	753,106
Options to purchase common stock	8,525,618	6,393,853
Warrants to purchase common stock	35,455,674	35,986,317
	44,916,898	43,133,276

12. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of December 31, 2021, noncancelable commitments under these agreements totaled $5,680.

License and Service Agreements—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through December 31, 2021.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

12. Commitments and Contingencies (continued)

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through December 31, 2021.

Legal Proceedings—At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings. As of the date of this report, the company is not currently a party to any material legal proceedings.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

12. Commitments and Contingencies (continuedJ)

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 and 2020.

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

Employees participating in the 401(k) Plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of $247 and $195 for the years ended December 31, 2021 and 2020, respectively.

14. Related Party Transactions

The Company has a license agreement with a stockholder (See Note 12).

15. Subsequent Events

In January 2022, the Company issued 2,575,000 RSUs to employees and 620,000 stock options to employees and directors under the 2016 Plan. The RSUs will cliff vest and be settled after three years of continuous service or upon a change of control of the Company, whichever is earlier. The stock options have a ten year life and generally vest over a period of three years.