Form 10-Q
period 2022-03-31
LEAP THERAPEUTICS, INC.
filed 2022-05-13
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022 there were 88,318,454 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

You should refer to Part II, Item 1A, Risk Factors in this Quarterly Report and Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission on March 11, 2022 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard any such statement as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and, except to the extent required by applicable law, we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,220	$114,916
Research and development incentive receivable	1,233	1,189
Prepaid expenses and other current assets	491	769
Total current assets	104,944	116,874

Property and equipment, net	32	36
Right of use assets, net	355	459
Research and development incentive receivable, net of current portion	38	—
Deferred tax assets	164	159
Other long term assets	75	90
Deposits	293	293
Total assets	$105,901	$117,911

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,287	$4,189
Accrued expenses	2,694	5,366
Lease liability - current portion	363	432
Total current liabilities	7,344	9,987

Non current liabilities:
Lease liability, net of current portion	—	37
Total liabilities	7,344	10,024

Stockholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 88,318,454 shares issued and outstanding as of March 31, 2022 and December 31, 2021	88	88
Additional paid-in capital	372,842	371,638
Accumulated other comprehensive loss	(425)	(267)
Accumulated deficit	(273,948)	(263,572)
Total stockholders’ equity	98,557	107,887
Total liabilities and stockholders’ equity	$105,901	$117,911

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
License revenue	$—	$375
Operating expenses:
Research and development	7,784	6,807
General and administrative	2,848	2,740
Total operating expenses	10,632	9,547
Loss from operations	(10,632)	(9,172)
Interest income	5	2
Interest expense	(21)	(14)
Australian research and development incentives	37	71
Foreign currency gain (loss)	235	(21)
Net loss attributable to common stockholders	$(10,376)	$(9,134)

Net loss per share
Basic & diluted	$(0.09)	$(0.12)

Weighted average common shares outstanding
Basic & diluted	113,248,937	76,378,569

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(10,376)	$(9,134)
Other comprehensive income (loss):
Foreign currency translation adjustments	(158)	15
Comprehensive loss	$(10,534)	$(9,119)

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances at December 31, 2020	59,657,742	$60	$270,155	$(579)	$(222,985)	$46,651

Issuance of common stock upon exercise of warrants	11,980	—	14	—	—	14
Foreign currency translation adjustment	—	—	—	15	—	15
Stock-based compensation	—	—	833	—	—	833
Net loss	—	—	—	—	(9,134)	(9,134)
Balances at March 31, 2021	59,669,722	$60	$271,002	$(564)	$(232,119)	$38,379

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2022

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances at December 31, 2021	88,318,454	$88	$371,638	$(267)	$(263,572)	$107,887

Foreign currency translation adjustment	—	—	—	(158)	—	(158)
Stock-based compensation	—	—	1,204	—	—	1,204
Net loss	—	—	—	—	(10,376)	(10,376)
Balances at March 31, 2022	88,318,454	$88	$372,842	$(425)	$(273,948)	$98,557

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,376)	$(9,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4	7
Amortization of contract asset	—	34
Change in right-of-use asset	104	95
Stock-based compensation expense	1,204	833
Foreign currency (gain) loss	(235)	21
Changes in operating assets and liabilities:
Prepaid expenses and other assets	277	(133)
Research and development incentive receivable	(38)	(20)
Accounts payable and accrued expenses	(2,368)	387
Deferred revenue	—	(375)
Restricted stock liability	—	(204)
Lease liability	(106)	(98)
Other assets	16	—
Net cash used in operating activities	(11,518)	(8,587)

Cash flows from financing activities:
Proceeds from the exercise of common stock warrants		14
Payment of deferred offering costs	(210)	—
Net cash provided by (used in) financing activities	(210)	14

Effect of exchange rate changes on cash and cash equivalents	32	(7)
Net decrease in cash and cash equivalents	(11,696)	(8,580)
Cash and cash equivalents at beginning of period	114,916	52,071
Cash and cash equivalents at end of period	$103,220	$43,491

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of March 31, 2022, statements of operations and statements of comprehensive loss for the three months ended March 31, 2022 and 2021 and statements of cash flows for the three months ended March 31, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2022, the Company had cash and cash equivalents of $103,220. Additionally, the Company had an accumulated deficit of $273,948 at March 31, 2022, and during the three months ended March 31, 2022, the Company incurred a net loss of $10,376. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash and cash equivalents of $103,220 as of March 31, 2022 will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these financial statements.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% for the year ended December 31, 2021 and for the three months ended March 31, 2022.

The research and development incentive receivable represents an amount due in connection with the above program. The Company recorded a research and development incentive receivable of $1,271 and $1,189 as of March 31, 2022 and December 31, 2021, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $37 and $71, respectively, for the three months ended March 31, 2022 and 2021.

The following table shows the change in the research and development incentive receivable from January 1, 2021 to March 31, 2022 (in thousands):

Balance at January 1, 2021	73
Australian research and development incentive income, net	1,226
Cash received for 2020 eligible expenses	(111)
Foreign currency translation	1
Balance at December 31, 2021	$1,189
Australian research and development incentive income, net	37
Foreign currency translation	45
Balance at March 31, 2022	$1,271

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

Deposits

As of March 31, 2022 and December 31, 2021, there were $293 of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized which were recorded in the condensed consolidated balance sheets.

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

During the periods presented, the Company did not change the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. There were no transfers within the hierarchy during the three months ended March 31, 2022 or the year ended December 31, 2021.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
March 31, 2022
Assets:
Cash equivalents	$101,004	$101,004	$—	$—
Total assets	$101,004	$101,004	$—	$—

December 31, 2021
Assets:
Cash equivalents	$112,726	$112,726	$—	$—
Total assets	$112,726	$112,726	$—	$—

Cash equivalents of $101,004 and $112,726 as of March 31, 2022 and December 31, 2021, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies”, in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Company determined the transaction price was equal to the up-front fee of $3,000. The transaction price was fully allocated to the single performance obligation and was recognized as revenue on a straight-line basis over the performance period of the research and development services. During the three months ended March 31, 2021, the Company recognized $375 of license revenue related to the up-front fee received from BeiGene. During the three months ended March 31, 2022, the Company did not recognize any such revenue as the upfront payment was fully recognized as of December 31, 2021.

Cost of contract acquisition

The Company incurred contract acquisition costs of $270 which were capitalized under ASC 340-40 as incremental costs of obtaining the contract with BeiGene. This cost was amortized on a straight-line basis over the performance period of the research and development services. The total amount of amortization expense during the three months ended March 31, 2021 was $34. During the three months ended March 31, 2022, the Company did not recognize any such amortization expense as the contract acquisition costs were fully amortized as of December 31, 2021.

Royalties

As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three months ended March 31, 2022 and 2021.

The following table presents a summary of the activity in the Company’s contract liabilities, related to the upfront cash payment received of $3,000, from January 1, 2021 through March 31, 2022 (in thousands):

Balance at January 1, 2021	$1,500
Deductions	(1,500)
Balance at December 31, 2021	$—

4. Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
Clinical trials	$1,915	$2,499
Professional fees	110	181
Payroll and related expenses	669	2,686
Accrued expenses	$2,694	$5,366

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

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the remaining lease term at the date of adoption. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has existing net leases in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. As of March 31, 2022, a right-of-use asset of $355 and lease liability of $363 are reflected on the condensed consolidated balance sheets. The Company recorded rent expense of $108, and $105, during the three months ended March 31, 2022 and 2021, respectively.

Future lease payments under non-cancelable operating leases as of March 31, 2022 are detailed as follows:

Future Operating Lease Payments
2022	$333
2023	37
Total Lease Payments	370
Less: imputed interest	(7)
Total operating lease liabilities	$363

6. Warrants

As of March 31, 2022, outstanding warrants to purchase common stock, all of which are classified as equity warrants, consisted of the following:

March 31, 2022
	Number of Shares
Description	Issuable	Exercise Price	Expiration Date
January 23 2017 Warrants	54,516	$0.01	Upon M&A Event
2017 Warrants	2,502,382	$1.055	November 2024
2019 Warrants	7,008,257	$1.95	February 2026
March 2020	14,413,902	$0.001	No Expiry
March 2020	25,945,035	$2.11	Jan - March 2027
June 2020	1,690,137	$0.001	No Expiry
September 2021	8,771,928	$0.001	No Expiry
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

7. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through March 31, 2022, no dividends have been declared for shares of common stock.

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

As of March 31, 2022, there were 791,745 shares available for grant under the Company’s equity incentive plans.

A summary of stock option activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2021	8,525,618	$4.48	7.58	$7,673
Granted	650,000	$1.97
Forfeited	(74,111)	$2.11
Outstanding at March 31, 2022	9,101,507	$4.32	7.45	$697
Options exercisable at March 31, 2022	5,983,001	$5.48	6.73	$514
Options vested and expected to vest at March 31, 2022	9,101,507	$4.32	7.45	$697

The grant date fair value of the options granted during the three months ended March 31, 2022 and 2021 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of comparable public companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The weighted average grant date fair value for the stock options granted during the three months ended March 31, 2022 and 2021 was $1.39 and $1.57 per share, respectively.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the three months ended March 31, 2022 and 2021 were as follows, presented on a weighted average basis:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2022	2021

Expected volatility	82.70%	66.94%
Weighted average risk-free interest rate	1.67%	0.66%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.01	6.86

Stock options generally vest over a three or four year period, as determined by the compensation committee of the board of directors at the time of grant. The options expire ten years from the grant date. As of March 31, 2022, there was approximately $3,901 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 1.82 years.

Restricted Stock Units

During the three months ended March 31, 2022 and 2021, the Company granted 2,575,000 and 275,000, respectively, RSUs to employees that will cliff vest and will be settled after three years of continuous service, or upon a change of control of the Company, whichever is earlier, pursuant to the 2016 Plan.

The following table presents RSU activity under the 2016 Plan during the three months ended March 31, 2022:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Outstanding at December 31, 2020	753,106	$1.52
Awarded	275,000	$2.57
Settled in cash	(92,500)	$1.97
Outstanding at December 31, 2021	935,606	$1.76
Awarded	2,575,000	$1.94
Outstanding at March 31, 2022	3,510,606	$1.89

As of March 31, 2022, there were 3,510,606 shares outstanding covered by RSUs that are expected to vest with a weighted average grant date fair value of $1.89 per share and an aggregate grant date fair value of approximately $6,640. As of March 31, 2022, there was approximately $5,452 of unrecognized compensation costs related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 2.66 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and RSUs to employees and non-employees in the condensed consolidated statements of operations during the three months ending March 31, 2022 and 2021 as follows:

Stock Based Compensation Expense

	Three Months Ended March 31,
	2022	2021

Research and development	$554	$345
General and administrative	650	488
Total	$1,204	$833

9. Net Loss Per Share

Basic and diluted net loss per share for the three months ended March 31, 2022 and 2021 was calculated as follows (in thousands except share and per share amounts).

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(10,376)	$(9,134)
Net loss attributable to common stockholders for basic and diluted loss per share	$(10,376)	$(9,134)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	113,248,937	76,378,569
Net loss per share attributable to common stockholders – basic and diluted	$(0.09)	$(0.12)

Included within weighted average common shares outstanding for the three months ended March 31, 2022 and 2021 are 24,930,483 and 16,718,418, respectively, common shares issuable upon the exercise of the pre-funded warrants and penny warrants, as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2022 and 2021, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Restricted stock units to purchase common stock	3,510,606	935,606
Options to purchase common stock	9,101,507	7,750,307
Warrants to purchase common stock	35,455,674	35,974,337
	48,067,787	44,660,250

10. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of March 31, 2022, there were $6,982 noncancelable commitments under these agreements.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through March 31, 2022.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through March 31, 2022.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2022 or December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q, including the disclosures under Part II, Item IA “Risk Factors,” and our audited condensed consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission, or the SEC, on March 11, 2022. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and, unless otherwise indicated, amounts are presented in U.S. dollars.

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

Recent Developments

Since December 31, 2021, we have continued to make progress with the development of DKN-01 and our business strategy.

●	Positive New Data from the DisTinGuish Clinical Trial of DKN-01 Plus Tislelizumab and Chemotherapy Presented at ASCO GI Cancers Symposium 2022. We presented positive new data from the Phase 2a study in patients with gastroesophageal junction or gastric (GEJ/G) cancer.
●	Part A First-Line Patients: Of the 25 first-line GEJ/G cancer patients who received a full cycle of DKN-01 therapy, overall response rate (ORR) was 68.2%, with 90% ORR in DKK1-high patients (9 partial responses) and 56% in DKK1-low patients (1 complete response, 4 partial responses). Among those patients with low PD-L1 expression ORR was 79% (with 100% ORR in DKK1-high patients and 57% ORR in DKK1-low patients), and in patients with higher PD-L1 expression ORR was 67% (with 75% ORR in DKK1-high patients and 50% in DKK1-low patients). The preliminary median progression-free survival (PFS) was 10.7 months in the overall first-line population, and median overall survival had not been reached.
●	Part B Second-Line Patients: Of the 30 second-line DKK1-high GEJ/G cancer patients who received a full cycle of DKN-01 therapy and were response evaluable, ORR was 25%, with an additional patient who experienced an irPR by iRECIST criteria.
●	Completed Enrollment in the DisTinGuish Clinical Trial (NCT04363801) of DKN-01 Plus Tislelizumab in DKK1-high Second Line GEJ/G Cancer Patients. In May 2022, we completed enrollment in Part B of the DisTinGuish clinical trial, studying DKN-01 and tislelizumab in second-line advanced GEJ/G patients with high tumoral DKK1 expression.
●	Entered Partnership on Companion Diagnostic with Leica Biosystems to Advance Care for Cancer Patients. In January 2022, we and Leica Biosystems, a cancer diagnostics company, entered into an agreement to develop a companion diagnostic to detect DKK1 in patient tumor biopsies. The assay developed by Leica will utilize RNAscope™ technology on the BOND-III Automated Staining System, which allows for detection of DKK1 with high sensitivity and specificity to help identify patients for DKN-01 treatment.

●	Abstract Accepted for Poster Presentation at the Upcoming 2022 ASCO Annual Meeting Highlighting Initial Clinical Data from the Phase 1b/2a Clinical Trial (NCT03837353) of DKN-01 Plus Docetaxel in Prostate Cancer. We will present initial clinical data from the investigator-sponsored Phase 1b/2a dose escalation and dose expansion study testing DKN-01 as monotherapy or in combination with docetaxel in metastatic castration-resistant prostate cancer at the upcoming 2022 ASCO Annual Meeting taking place in Chicago, IL on June 3-7. Dr. David Wise of NYU Langone Medical Center is the lead investigator on the study.

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Direct research and development by program:
DKN‑01 program	$7,740	$6,615
TRX518 program	44	192
Total research and development expenses	$7,784	$6,807
Australian research and development incentives	$37	$71

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 11, 2022 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

●	revenue recognition;
●	accrued research and development expenses;
●	research and development incentive receivable; and
●	stock-based compensation.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change

	(in thousands)
License revenue	$—	$375	$(375)
Operating expenses:
Research and development	7,784	6,807	977
General and administrative	2,848	2,740	108
Total operating expenses	10,632	9,547	1,085
Loss from operations	(10,632)	(9,172)	(1,085)
Interest income	5	2	3
Interest expense	(21)	(14)	(7)
Australian research and development incentives	37	71	(34)
Foreign currency gain (loss)	235	(21)	256
Net loss	$(10,376)	$(9,134)	$(1,242)

Revenues

License revenue for the three months ended March 31, 2021 was $0.4 million and relates to the BeiGene Agreement for the development and commercialization of DKN-01 in Asia (excluding Japan), Australia, and New Zealand. No such license revenue was recorded in the three months ended March 31, 2022 as the upfront payment was fully recognized as of December 31, 2021.

Research and Development Expenses

	Three Months Ended March 31,
			Increase
	2022	2021	(Decrease)

	(in thousands)
Direct research and development by program:
DKN‑01 program	$7,740	$6,615	$1,125
TRX518 program	44	192	(148)
Total research and development expenses	$7,784	$6,807	$977

Research and development expenses were $7.8 million for the three months ended March 31, 2022, compared to $6.8 million for the three months ended March 31, 2021. The increase of $1.0 million in research and development expenses was due to an increase of $0.6 million in clinical trial costs due to timing of patient enrollment, an increase of $0.6 million in payroll and other related expenses due to an increase in headcount of our research and development full time employees and an increase of $0.2 million in stock based compensation expense due to new stock options and restricted stock units granted to research and development full time employees during the three months ended March 31, 2022. These increases were partially offset by a $0.4 million decrease in manufacturing costs related to clinical trial material due to timing of manufacturing campaigns.

General and Administrative Expenses

General and administrative expenses were $2.8 million for the three months ended March 31, 2022, compared to $2.7 million for the three months ended March 31, 2021. The increase of $0.1 million in general and administrative expenses was due an increase of a $0.2 million in stock based compensation expense due to new stock options and restricted stock units granted to general and administrative full time employees during the three months ended March 31, 2022 and an increase of $0.1 million in payroll and other related expenses due to an increase in compensation expense. These increases were partially offset by a $0.2 million decrease in professional fees during the three months ended March 31, 2022 as compared to the same period in 2021.

Interest Income

We recorded an immaterial amount of interest income in the three months ended March 31, 2022 and 2021.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.1 million during the three months ended March 31, 2021, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material. We recorded an immaterial amount of R&D incentive income during the three months ended March 31, 2022.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gains (loss)

During the three months ended March 31, 2022, we recorded a foreign currency gain of $0.2 million. During the three months ended March 31, 2021, we recorded an immaterial amount of foreign currency loss. Foreign currency gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2022, we had cash and cash equivalents of $103.2 million. Additionally, we had an accumulated deficit of $273.9 million at March 31, 2022, and during the three months ended March 31, 2022, we incurred a net loss of $10.4 million. We expect to continue to generate operating losses in the foreseeable future. We believe that our cash and cash equivalents of $103.2 million as of March 31, 2022 will be sufficient to fund our operating expenses for at least the next 12 months from the issuance of these financial statements.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Cash used in operating activities	$(11,518)	$(8,587)
Cash provided by (used in) financing activities	(210)	14
Effect of exchange rate changes on cash and cash equivalents	32	(7)
Net decrease in cash and cash equivalents	$(11,696)	$(8,580)

Operating activities. Net cash used in operating activities for the three months ended March 31, 2022 was primarily related to our net loss from the operation of our business of $10.4 million and net changes in working capital, including a decrease in accounts payable and accrued expenses of $2.4 million, a decrease in lease liabilities of $0.1 million and foreign currency gains of $0.2 million. These changes were partially offset by a decrease of $0.3 million in prepaid expenses and other assets, noncash stock based compensation expense of $1.2 million and change in a right-of-use asset of $0.1 million.

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

Investing Activities. There were no investing activities during the three months ended March 31, 2022 and 2021.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2022 consisted of payments of deferred offering costs of $0.2 million. Net cash provided by financing activities for the three months ended March 31, 2021 consisted of proceeds from the exercise of common stock warrants.

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

As of March 31, 2022, our management, with the participation of our Chief Executive Officer, who is also serving as Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded, based upon the evaluation described above, that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in our ordinary shares involves a high degree of risk. You should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022, which could materially affect our business, financial condition, operating results or cash flows. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

101*

The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

**Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP THERAPEUTICS, INC.

Date: May 13, 2022	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Duly
Authorized Signatory)