Form 10-Q
period 2022-06-30
LEAP THERAPEUTICS, INC.
filed 2022-08-12
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022 there were 99,021,376 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,883	$114,916
Research and development incentive receivable	1,130	1,189
Prepaid expenses and other current assets	428	769
Total current assets	92,441	116,874

Property and equipment, net	28	36
Right-of-use assets, net	863	459
Research and development incentive receivable, net of current portion	610	—
Deferred tax assets	150	159
Other long term assets	60	90
Deposits	51	293
Total assets	$94,203	$117,911

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,553	$4,189
Accrued expenses	2,463	5,366
Lease liability - current portion	395	432
Total current liabilities	10,411	9,987

Non current liabilities:
Lease liability, net of current portion	474	37
Total liabilities	10,885	10,024

Stockholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 88,318,454 shares issued and outstanding	88	88
Additional paid-in capital	374,108	371,638
Accumulated other comprehensive income (loss)	94	(267)
Accumulated deficit	(290,972)	(263,572)
Total stockholders’ equity	83,318	107,887
Total liabilities and stockholders’ equity	$94,203	$117,911

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
License revenue	$—	$375	$—	$750
Operating expenses:
Research and development	14,045	7,206	21,829	14,013
General and administrative	2,855	2,795	5,703	5,535
Total operating expenses	16,900	10,001	27,532	19,548
Loss from operations	(16,900)	(9,626)	(27,532)	(18,798)
Interest income	39	1	44	3
Interest expense	(17)	(16)	(38)	(30)
Australian research and development incentives	587	244	624	315
Foreign currency loss	(733)	(129)	(498)	(150)
Net loss attributable to common stockholders	$(17,024)	$(9,526)	$(27,400)	$(18,660)

Net loss per share
Basic & diluted	$(0.15)	$(0.12)	$(0.24)	$(0.24)

Weighted average common shares outstanding
Basic & diluted	113,248,937	76,389,525	113,248,937	76,384,077

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(17,024)	$(9,526)	$(27,400)	$(18,660)
Other comprehensive income:
Foreign currency translation adjustments	519	115	361	130
Comprehensive loss	$(16,505)	$(9,411)	$(27,039)	$(18,530)

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

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2022

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at March 31, 2022	88,318,454	$88	$372,842	$(425)	$(273,948)	$98,557

Foreign currency translation adjustment	—	—	—	519	—	519
Stock-based compensation	—	—	1,266	—	—	1,266
Net loss	—	—	—	—	(17,024)	(17,024)
Balances at June 30, 2022	88,318,454	$88	$374,108	$94	$(290,972)	$83,318

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2021	88,318,454	$88	$371,638	$(267)	$(263,572)	$107,887

Foreign currency translation adjustment	—	—	—	361	—	361
Stock-based compensation	—	—	2,470	—	—	2,470
Net loss	—	—	—	—	(27,400)	(27,400)
Balances at June 30, 2022	88,318,454	$88	$374,108	$94	$(290,972)	$83,318

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(27,400)	$(18,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8	14
Amortization of contract asset	—	68
Change in right-of-use asset	206	191
Stock-based compensation expense	2,470	1,745
Foreign currency loss	498	150
Change in fair value of restricted stock liability	—	(204)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	336	(134)
Research and development incentive receivable	(638)	(258)
Deferred offering costs	—	209
Accounts payable and accrued expenses	679	1,488
Deferred revenue	—	(750)
Lease liability	(208)	(198)
Other assets	272	—
Net cash used in operating activities	(23,777)	(16,339)

Cash flows from financing activities:
Proceeds from the exercise of common stock warrants	—	14
Proceeds from the exercise of stock options	—	4
Payment of deferred costs	(210)	—
Net cash provided by (used in) financing activities	(210)	18

Effect of exchange rate changes on cash and cash equivalents	(46)	(16)
Net decrease in cash and cash equivalents	(24,033)	(16,337)
Cash and cash equivalents at beginning of period	114,916	52,071
Cash and cash equivalents at end of period	$90,883	$35,734

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of right-of-use asset and lease liability	$609	$—

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of June 30, 2022, statements of operations and statements of comprehensive loss for the three and six months ended June 30, 2022 and 2021 and statements of cash flows for the six months ended June 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2022, the Company had cash and cash equivalents of $90,883. Additionally, the Company had an accumulated deficit of $290,972 at June 30, 2022, and during the six months ended June 30, 2022, the Company incurred a net loss of $27,400. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash and cash equivalents of $90,883 as of June 30, 2022 will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these financial statements.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% for the year ended December 31, 2021 and for the six months ended June 30, 2022.

The research and development incentive receivable represents an amount due in connection with the above program. The Company recorded a research and development incentive receivable of $1,740 and $1,189 as of June 30, 2022 and December 31, 2021, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $587 and $244, respectively, for the three months ended June 30, 2022 and 2021, and $624 and $315 for the six months ended June 30, 2022 and 2021, respectively, in the condensed consolidated statements of operations related to refundable research and development incentive program payments in Australia.

The following table shows the change in the research and development incentive receivable from January 1, 2021 to June 30, 2022 (in thousands):

Balance at January 1, 2021	73
Australian research and development incentive income, net	1,226
Cash received for 2020 eligible expenses	(111)
Foreign currency translation	1
Balance at December 31, 2021	$1,189
Australian research and development incentive income, net	624
Foreign currency translation	(73)
Balance at June 30, 2022	$1,740

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

Deposits

As of June 30, 2022 and December 31, 2021, there were $51 and $293, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized which were recorded in the condensed consolidated balance sheets.

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

During the periods presented, the Company did not change the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. There were no transfers within the hierarchy during the six months ended June 30, 2022 or the year ended December 31, 2021.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2022
Assets:
Cash equivalents	$88,747	$88,747	$—	$—
Total assets	$88,747	$88,747	$—	$—

December 31, 2021
Assets:
Cash equivalents	$112,726	$112,726	$—	$—
Total assets	$112,726	$112,726	$—	$—

Cash equivalents of $88,747 and $112,726 as of June 30, 2022 and December 31, 2021, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

The Company determined the transaction price was equal to the up-front fee of $3,000. The transaction price was fully allocated to the single performance obligation and was recognized as revenue on a straight-line basis over the performance period of the research and development services. During the three and six months ended June 30, 2021, the Company recognized $375 and $750, respectively, of license revenue related to the up-front fee received from BeiGene. During the three and six months ended June 30, 2022, the Company did not recognize any such revenue as the upfront payment was fully recognized as of December 31, 2021.

Cost of contract acquisition

The Company incurred contract acquisition costs of $270 which were capitalized under ASC 340-40 as incremental costs of obtaining the contract with BeiGene. This cost was amortized on a straight-line basis over the performance period of the research and development services. The total amount of amortization expense during the three and six months ended June 30, 2021 was $34 and $68, respectively. During the three and six months ended June 30, 2022, the Company did not recognize any such amortization expense as the contract acquisition costs were fully amortized as of December 31, 2021.

Royalties

As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the six months ended June 30, 2022 and 2021.

4. Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2022	2021
Clinical trials	$1,092	$2,499
Professional fees	108	181
Payroll and related expenses	1,263	2,686
Accrued expenses	$2,463	$5,366

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

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the lease term. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has existing net leases in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. During the three months ended June 30, 2022, the Company extended the term of its operating lease and recorded an additional right-of-use asset and lease liability of $609. As of June 30, 2022, a right-of-use asset of $863 and lease liability of $869 are reflected on the condensed consolidated balance sheets. The Company recorded rent expense of $112 and $105, respectively, during the three months ended June 30, 2022 and 2021, and $220 and $210, respectively, during the six months ended June 30, 2022 and 2021.

Future lease payments under non-cancelable operating leases as of June 30, 2022 are detailed as follows:

Future Operating Lease Payments
2022	$222
2023	452
2024	268
Total Lease Payments	942
Less: imputed interest	(73)
Total operating lease liabilities	$869

6. Warrants

As of June 30, 2022, outstanding warrants to purchase common stock, all of which are classified as equity warrants, consisted of the following:

June 30, 2022
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

7. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through June 30, 2022, no dividends have been declared for shares of common stock.

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

On June 16, 2022, the Company’s stockholders approved the 2022 Equity Incentive Plan (the “2022 Plan”), which provides for a total of 7,500,000 new shares of the Company’s common stock to be granted.

As of June 30, 2022, there were 7,768,193 shares available for grant under the Company’s equity incentive plans.

A summary of stock option activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2021	8,525,618	$4.48	7.58
Granted	745,000	$1.89
Forfeited	(224,198)	$2.10
Outstanding at June 30, 2022	9,046,420	$4.31	7.20	$2
Options exercisable at June 30, 2022	6,499,613	$5.20	6.62	$1
Options vested and expected to vest at June 30, 2022	9,046,420	$4.31	7.20	$2

The grant date fair value of the options granted during the six months ended June 30, 2022 and 2021 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of comparable public companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The weighted average grant date fair value for the stock options granted during the six months ended June 30, 2022 and 2021 was $1.35 and $2.21 per share, respectively.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the six months ended June 30, 2022 and 2021 were as follows, presented on a weighted average basis:

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2022	2021

Expected volatility	82.70%	66.94%
Weighted average risk-free interest rate	1.82%	0.8%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.44	6.86

Stock options generally vest over a three or four year period, as determined by the compensation committee of the board of directors at the time of grant. The options expire ten years from the grant date. As of June 30, 2022, there was approximately $3,151 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 1.66 years.

Restricted Stock Units

During the six months ended June 30, 2022 and 2021, the Company granted 2,575,000 and 275,000, respectively, RSUs to employees that will cliff vest and will be settled after three years of continuous service, or upon a change of control of the Company, whichever is earlier, pursuant to the 2016 Plan.

The following table presents RSU activity under the 2016 Plan during the six months ended June 30, 2022:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Outstanding at December 31, 2021	935,606	$1.76
Awarded	2,575,000	$1.94
Outstanding at June 30, 2022	3,510,606	$1.89

As of June 30, 2022, there were 3,510,606 shares outstanding covered by RSUs that are expected to vest with a weighted average grant date fair value of $1.89 per share and an aggregate grant date fair value of approximately $6,640. As of June 30, 2022, there was approximately $4,902 of unrecognized compensation costs related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 2.43 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and RSUs to employees and non-employees in the condensed consolidated statements of operations during the three and six months ending June 30, 2022 and 2021 as follows:

Stock Based Compensation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Research and development	$617	$398	$1,171	$743
General and administrative	649	514	1,299	1,002
Total	$1,266	$912	$2,470	$1,745

9. Net Loss Per Share

Basic and diluted net loss per share for the three and six months ended June 30, 2022 and 2021 was calculated as follows (in thousands except share and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(17,024)	$(9,526)	$(27,400)	$(18,660)
Net loss attributable to common stockholders for basic and diluted loss per share	$(17,024)	$(9,526)	$(27,400)	$(18,660)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	113,248,937	76,389,525	113,248,937	76,384,077
Net loss per share attributable to common stockholders – basic and diluted	$(0.15)	$(0.12)	$(0.24)	$(0.24)

Included within weighted average common shares outstanding for the three and six months ended June 30, 2022 and for the three and six months ended June 30, 2021 are 24,930,483 and 16,718,418, respectively, common shares issuable upon the exercise of the pre-funded warrants and penny warrants, as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2022 and 2021, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock units to purchase common stock	3,510,606	935,606	3,510,606	935,606
Options to purchase common stock	9,046,420	8,386,135	9,046,420	8,386,135
Warrants to purchase common stock	35,455,674	35,974,337	35,455,674	35,974,337
	48,012,700	45,296,078	48,012,700	45,296,078

10. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of June 30, 2022, there were $12,000 noncancelable commitments under these agreements.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through June 30, 2022.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through June 30, 2022.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2022 or December 31, 2021.

11. Subsequent Events

In July and August 2022, there were cashless exercises of 10,712,767 pre-funded warrants, exercise price $0.001 per share, resulting in the issuance of 10,702,922 shares of the Company's common stock.

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

Recent Developments

Since March 31, 2022, we have continued to make progress with the development of DKN-01 and our business strategy.

●	Announced Initiation of Part C of the Ongoing DisTinGuish Study to Evaluate DKN-01, in Combination with Tislelizumab and Chemotherapy Compared to a Tislelizumab and Chemotherapy Control Arm, in Patients with G/GEJ. The DisTinGuish study (NCT04363801) is a Phase 2 study of DKN-01 in combination with tislelizumab and standard of care (SOC) chemotherapy in patients with inoperable, locally advanced, G/GEJ adenocarcinoma. Part C of the DisTinGuish study will enroll approximately 160 first-line, HER2-negative patients who have had no prior therapy for unresectable locally advanced or metastatic G/GEJ adenocarcinoma. Patients will be randomized 1:1 to study DKN-01 in combination with tislelizumab and SOC chemotherapy, compared to tislelizumab and SOC chemotherapy. The primary objective of Part C is progression-free survival (PFS) in patients whose tumors express high levels of DKK1 (DKK1-high). Secondary objectives of Part C include PFS in all patients regardless of DKK1 expression, as well as overall survival (OS) and objective response rate (ORR) as measured by RECIST v1.1 in DKK1-high and all patients.
●	Announced Initiation of the DeFiance Study of DKN-01 in Combination with SOC Bevacizumab in Chemotherapy in Second-line Patients with Colorectal Cancer. The DeFianCe study is a Phase 2 study of DKN-01 in combination with bevacizumab and SOC chemotherapy in patients with advanced CRC who have received one prior systemic therapy. The study is designed with an initial 20 patient cohort and to then expand into a 130 patient randomized controlled trial against bevacizumab and SOC chemotherapy. The primary objective is PFS. Secondary objectives include ORR, duration of response (DOR), and OS.
●	Announced the Support of an Investigator-initiated Trial of DKN-01 Plus Pembrolizumab in Patients with Endometrial Cancer to be Conducted at The University of Texas M.D. Anderson Cancer Center and at the University of Alabama at Birmingham. The investigator-initiated trial of DKN-01 in combination with pembrolizumab is an open-label, Bayesian design, Phase 2 trial and will initially enroll 15 patients each into DKK1-high and DKK1-low cohorts. If the efficacy criteria is met in either or both of the 15 patient cohort(s), then the cohort(s) will be expanded by an additional 15 patients. The primary objective of the study is ORR. Secondary objectives include clinical benefit rate (CBR), PFS, OS, and DOR.

●	Presented Initial Clinical Data from the Investigator-Sponsored Study of DKN-01 Plus Docetaxel in Patients with Prostate Cancer at the 2022 ASCO Annual Meeting. In May 2022, we presented initial clinical data from the investigator-sponsored Phase 1b/2a dose escalation and dose expansion study testing DKN-01 as monotherapy or in combination with docetaxel in mCRPC. Highlights from the data include:
o	No DLTs were observed at DKN-01 300mg or 600mg dose levels as monotherapy or in combination with docetaxel, and no treatment-related adverse events occurred in either cohort
o	No partial responses (PR) were seen in the monotherapy cohort with best overall response of stable disease in 2 out of 5 evaluable patients
o	In the combination cohort, all 5 evaluable patients had a PR as measured by RECIST (3 confirmed, 2 unconfirmed) and all 6 patients by PSA50
o	Confirmed partial responses in the combination cohort were observed in both DKK1 high and low expressing tumors, including in 2 out of 3 patients with aggressive variant prostate cancer

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Direct research and development by program:
DKN‑01 program	$14,023	$7,372	$21,763	$13,987
TRX518 program	22	(166)	66	26
Total research and development expenses	$14,045	$7,206	$21,829	$14,013
Australian research and development incentives	$587	$244	$624	$315

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change

	(in thousands)
License revenue	$—	$375	$(375)
Operating expenses:
Research and development	14,045	7,206	6,839
General and administrative	2,855	2,795	60
Total operating expenses	16,900	10,001	6,899
Loss from operations	(16,900)	(9,626)	(7,274)
Interest income	39	1	38
Interest expense	(17)	(16)	(1)
Australian research and development incentives	587	244	343
Foreign currency loss	(733)	(129)	(604)
Net loss	$(17,024)	$(9,526)	$(7,498)

Revenues

License revenue for the three months ended June 30, 2021 was $0.4 million and relates to the BeiGene Agreement for the development and commercialization of DKN-01 in Asia (excluding Japan), Australia, and New Zealand. No such license revenue was recorded in the three months ended June 30, 2022 as the upfront payment was fully recognized as of December 31, 2021.

Research and Development Expenses

	Three Months Ended June 30,
			Increase
	2022	2021	(Decrease)

	(in thousands)
Direct research and development by program:
DKN‑01 program	$14,023	$7,372	$6,651
TRX518 program	22	(166)	188
Total research and development expenses	$14,045	$7,206	$6,839

Research and development expenses were $14.0 million for the three months ended June 30, 2022, compared to $7.2 million for the three months ended June 30, 2021. The increase of $6.8 million in research and development expenses was due to an increase of $5.2 million in manufacturing costs related to clinical trial material and manufacturing campaigns, an increase of $1.2 million in clinical trial costs due to patient enrollment and the duration of patients on study, an increase of $0.4 million in payroll and other related expenses due to an increase in headcount of our research and development full time employees and an increase of $0.2 million in stock based compensation expense due to new stock options and restricted stock units granted to research and development full time employees during the three months ended June 30, 2022. These increases were partially offset by a $0.2 million decrease in consulting fees associated with research and development activities.

General and Administrative Expenses

General and administrative expenses were $2.9 million for the three months ended June 30, 2022, compared to $2.8 million for the three months ended June 30, 2021. The increase of $0.1 million in general and administrative expenses was due to an increase of $0.1 million in stock based compensation expense due to new stock options and restricted stock units granted to general and administrative full time employees during the three months ended June 30, 2022.

Interest Income

We recorded an immaterial amount of interest income in the three months ended June 30, 2022 and 2021.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.6 million and $0.2 million during the three months ended June 30, 2022 and 2021, respectively, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gains (loss)

During the three months ended June 30, 2022 and 2021, we recorded foreign currency losses of $0.7 million and $0.1 million, respectively. Foreign currency gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change

	(in thousands)
License revenue	$—	$750	$(750)
Operating expenses:
Research and development	21,829	14,013	7,816
General and administrative	5,703	5,535	168
Total operating expenses	27,532	19,548	7,984
Loss from operations	(27,532)	(18,798)	(8,734)
Interest income	44	3	41
Interest expense	(38)	(30)	(8)
Australian research and development incentives	624	315	309
Foreign currency loss	(498)	(150)	(348)
Net loss	$(27,400)	$(18,660)	$(8,740)

Revenues

License revenue for the six months ended June 30, 2021 was $0.8 million and relates to the BeiGene Agreement for the development and commercialization of DKN-01 in Asia (excluding Japan), Australia, and New Zealand. No such license revenue was recorded in the six months ended June 30, 2022 as the upfront payment was fully recognized as of December 31, 2021.

Research and Development Expenses

	Six Months Ended June 30,
			Increase
	2022	2021	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$21,763	$13,987	$7,776
TRX518 program	66	26	40
Total research and development expenses	$21,829	$14,013	$7,816

Research and development expenses were $21.8 million for the six months ended June 30, 2022, compared to $14.0 million for the six months ended June 30, 2021. The increase of $7.8 million in research and development expenses was due to an increase of $4.7 million in manufacturing costs related to clinical trial material and manufacturing campaigns, an increase of $1.8 million in clinical trial costs due to patient enrollment and the duration of patients on study, an increase of $0.9 million in payroll and other related expenses due to an increase in headcount of our research and development full time employees and an increase of $0.4 million in stock based compensation expense due to new stock options and restricted stock units granted to research and development full time employees during the six months ended June 30, 2022.

General and Administrative Expenses

General and administrative expenses were $5.7 million for the six months ended June 30, 2022, compared to $5.5 million for the six months ended June 30, 2021. The increase of $0.2 million in general and administrative expenses was due an increase of a $0.3 million in stock based compensation expense due to new stock options and restricted stock units granted to general and administrative full time employees during the six months ended June 30, 2022 and an increase of $0.2 million in payroll and other related expenses due to an increase in compensation expense. These increases were partially offset by a $0.3 million decrease in professional fees during the six months ended June 30, 2022 as compared to the same period in 2021.

Interest Income

We recorded an immaterial amount of interest income in the six months ended June 30, 2022 and 2021.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.6 million and $0.3 million, respectively, during the six months ended June 30, 2022 and 2021, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gains (loss)

During the six months ended June 30, 2022 and 2021, we recorded foreign currency losses of $0.5 million and $0.2 million, respectively. Foreign currency gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2022, we had cash and cash equivalents of $90.9 million. Additionally, we had an accumulated deficit of $291.0 million at June 30, 2022, and during the six months ended June 30, 2022, we incurred a net loss of $27.4 million. We expect to continue to generate operating losses in the foreseeable future. We believe that our cash and cash equivalents of $90.9 million as of June 30, 2022 will be sufficient to fund our operating expenses for at least the next 12 months from the filing of this report on Form 10-Q.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Cash used in operating activities	$(23,777)	$(16,339)
Cash provided by (used in) financing activities	(210)	18
Effect of exchange rate changes on cash and cash equivalents	(46)	(16)
Net decrease in cash and cash equivalents	$(24,033)	$(16,337)

Operating activities. Net cash used in operating activities for the six months ended June 30, 2022 was primarily related to our net loss from the operation of our business of $27.4 million and net changes in working capital, including an increase in research and development receivable of $0.6 million and a decrease in lease liability of $0.2 million. These changes were partially offset by an increase in accounts payable and accrued expenses of $0.7 million, a decrease of $0.3 million in prepaid expenses and other assets and an increase in long term other assets of $0.3 million. During the six months ended June 30, 2022, there was also noncash stock based compensation expense of $2.5 million, foreign currency losses of $0.5 million and a change in right-of-use asset of $0.2 million.

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

Investing Activities. There were no investing activities during the six months ended June 30, 2022 and 2021.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2022 consisted of payments of deferred offering costs of $0.2 million. Net cash provided by financing activities for the six months ended June 30, 2021 consisted of proceeds from the issuance of common stock upon the exercise of stock options and warrants.

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

As of June 30, 2022, our management, with the participation of our Chief Executive Officer, who is also serving as Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded, based upon the evaluation described above, that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

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

Third Amendment to Lease by and between Bullfinch Square Limited Partnership and Leap Therapeutics, Inc., dated as of May 16, 2022.

EXHIBIT INDEX

10.1*	Third Amendment to Lease by and between Bullfinch Square Limited Partnership and Leap Therapeutics, Inc., dated as of May 16, 2022.

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

101*

The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

**Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP THERAPEUTICS, INC.

Date: August 12,2022	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Duly
Authorized Signatory)