Form 10-Q
period 2022-09-30
LEAP THERAPEUTICS, INC.
filed 2022-11-14
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022 there were 99,021,376 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” or the negative of such terms or any other comparable terminology. Forward-looking statements appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, that the initiation, conduct, and completion of clinical trials, laboratory operations, manufacturing campaigns, and other studies may be delayed, adversely affected, or impacted by ongoing COVID-19 related issues; our ability and plan to develop and commercialize DKN-01; status, timing and results of preclinical studies and clinical trials; the potential benefits of DKN-01; the timing of our development programs and seeking regulatory approval of DKN-01; our ability to obtain and maintain regulatory approval; our estimates of expenses and future revenues and profitability; our estimates regarding our capital requirements and our needs for additional financing; the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; our estimates of the size of the potential markets for DKN-01; the benefits to be derived from our agreement with BeiGene, Ltd. (“BeiGene”) or any other collaborations, license agreements, or other acquisition efforts, including those relating to the development and commercialization of DKN-01; sources of revenues and anticipated revenues, including contributions from our agreement with BeiGene or any other collaborations or license agreements for the development and commercialization of products; our ability to create an effective sales and marketing infrastructure if we elect to market and sell DKN-01 directly; the rate and degree of market acceptance of DKN-01; the timing and amount of reimbursement for DKN-01; the success of other competing therapies that may become available; the manufacturing capacity for DKN-01; our intellectual property position; our ability to maintain and protect our intellectual property rights; our ability to come into compliance with the listing requirements of the Nasdaq Global Market; our results of operations, financial condition, liquidity, prospects, growth and strategies; the industry in which we operate; and the trends that may affect the industry or us.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,308	$114,916
Research and development incentive receivable	1,256	1,189
Prepaid expenses and other current assets	374	769
Total current assets	79,938	116,874

Property and equipment, net	24	36
Right-of-use assets, net	767	459
Deferred tax assets	142	159
Other long term assets	45	90
Deposits	1,249	293
Total assets	$82,165	$117,911

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,276	$4,189
Accrued expenses	5,042	5,366
Lease liability - current portion	405	432
Total current liabilities	11,723	9,987

Non current liabilities:
Lease liability, net of current portion	369	37
Total liabilities	12,092	10,024

Stockholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 99,021,376 and 88,318,454 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	99	88
Additional paid-in capital	375,350	371,638
Accumulated other comprehensive income (loss)	690	(267)
Accumulated deficit	(306,066)	(263,572)
Total stockholders’ equity	70,073	107,887
Total liabilities and stockholders’ equity	$82,165	$117,911

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
License revenue	$—	$375	$—	$1,125
Operating expenses:
Research and development	12,102	10,077	33,931	24,090
General and administrative	3,186	2,438	8,889	7,973
Total operating expenses	15,288	12,515	42,820	32,063
Loss from operations	(15,288)	(12,140)	(42,820)	(30,938)
Interest income	360	1	404	4
Interest expense	(11)	(9)	(49)	(39)
Australian research and development incentives	652	1,269	1,276	1,584
Foreign currency loss	(807)	(260)	(1,305)	(410)
Net loss attributable to common stockholders	$(15,094)	$(11,139)	$(42,494)	$(29,799)

Net loss per share
Basic & diluted	(0.13)	$(0.14)	$(0.38)	$(0.39)

Weighted average common shares outstanding
Basic & diluted	113,239,092	78,218,774	113,239,092	76,631,172

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(15,094)	$(11,139)	$(42,494)	$(29,799)
Other comprehensive income:
Foreign currency translation adjustments	596	203	957	333
Comprehensive loss	$(14,498)	$(10,936)	$(41,537)	$(29,466)

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2021

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at June 30, 2021	59,672,014	$60	$271,918	$(449)	$(241,645)	$29,884

Issuance of common stock upon exercise of warrants	37,027		40	—	—	40
Issuance of common stock upon exercise of prefunded warrants	559,705	1	(1)			—
Issuance of common stock in connection with September 2021 Public Offering, net of issuance costs of $6,733	27,568,072	27	96,801			96,828
Foreign currency translation adjustment	—	—	—	203	—	203
Stock-based compensation	—	—	1,003	—	—	1,003
Net loss	—	—	—	—	(11,139)	(11,139)
Balances at September 30, 2021	87,836,818	$88	$369,761	$(246)	$(252,784)	$116,819

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2020	59,657,742	$60	$270,155	$(579)	$(222,985)	$46,651

Issuance of common stock upon exercise of warrants	49,007		54	—	—	54
Issuance of common stock upon exercise of prefunded warrants	559,705	1	(1)			—
Issuance of common stock upon exercise of stock options	2,292	—	4	—	—	4
Issuance of common stock in connection with September 2021 Public Offering, net of issuance costs of $6,733	27,568,072	27	96,801			96,828
Foreign currency translation adjustment	—	—	—	333	—	333
Stock-based compensation	—	—	2,748	—	—	2,748
Net loss	—	—	—	—	(29,799)	(29,799)
Balances at September 30, 2021	87,836,818	$88	$369,761	$(246)	$(252,784)	$116,819

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2022

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at June 30, 2022	88,318,454	$88	$374,108	$94	$(290,972)	$83,318

Foreign currency translation adjustment	—	—	—	596	—	596
Issuance of common stock upon exercise of prefunded warrants	10,702,922	11	(11)	—	—	—
Stock-based compensation			1,253	—	—	1,253
Net loss	—	—	—	—	(15,094)	(15,094)
Balances at September 30, 2022	99,021,376	$99	$375,350	$690	$(306,066)	$70,073

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2021	88,318,454	$88	$371,638	$(267)	$(263,572)	$107,887

Foreign currency translation adjustment	—	—	—	957	—	957
Issuance of common stock upon exercise of prefunded warrants	10,702,922	11	(11)			—
Stock-based compensation	—	—	3,723	—	—	3,723
Net loss	—	—	—	—	(42,494)	(42,494)
Balances at September 30, 2022	99,021,376	$99	$375,350	$690	$(306,066)	$70,073

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(42,494)	$(29,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12	21
Amortization of contract asset	—	101
Change in right-of-use asset	302	217
Stock-based compensation expense	3,723	2,748
Foreign currency loss	1,305	410
Change in fair value of restricted stock liability	—	(204)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	382	(87)
Research and development incentive receivable	(212)	(1,576)
Deferred offering costs	—	209
Accounts payable and accrued expenses	2,167	4,873
Deferred revenue	—	(1,125)
Lease liability	(303)	(229)
Other long term assets and deposits	(912)	—
Net cash used in operating activities	(36,030)	(24,441)

Cash flows from financing activities:
Proceeds from the issuance of common stock and prefunded warrants, net of offering costs - September 2021 Public Offering	—	97,222
Proceeds from the exercise of common stock warrants	—	54
Proceeds from the exercise of stock options	—	4
Payment of deferred costs	(210)	—
Net cash provided by (used in) financing activities	(210)	97,280

Effect of exchange rate changes on cash and cash equivalents	(368)	(139)
Net increase (decrease) in cash and cash equivalents	(36,608)	72,700
Cash and cash equivalents at beginning of period	114,916	52,071
Cash and cash equivalents at end of period	$78,308	$124,771

Supplemental disclosure of non-cash financing activities:
Offering Costs in accounts payable and accrued expense - September 2021 Public Offering	$—	$394
Remeasurement of right-of-use asset and lease liability	$609	$—

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of September 30, 2022, statements of operations and statements of comprehensive loss for the three and nine months ended September 30, 2022 and 2021 and statements of cash flows for the nine months ended September 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2022, the Company had cash and cash equivalents of $78,308. Additionally, the Company had an accumulated deficit of $306,066 at September 30, 2022, and during the nine months ended September 30, 2022, the Company incurred a net loss of $42,494. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash and cash equivalents of $78,308 as of September 30, 2022 will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these financial statements.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% for the year ended December 31, 2021 and for the nine months ended September 30, 2022.

The research and development incentive receivable represents an amount due in connection with the above program. The Company recorded a research and development incentive receivable of $1,256 and $1,189 as of September 30, 2022 and December 31, 2021, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $652 and $1,269, respectively, for the three months ended September 30, 2022 and 2021, and $1,276 and $1,584 for the nine months ended September 30, 2022 and 2021, respectively, in the condensed consolidated statements of operations related to refundable research and development incentive program payments in Australia. During the three months ended September 30, 2022, the company received $1,064 from the Australian Government for 2021 eligible expenses.

The following table shows the change in the research and development incentive receivable from January 1, 2021 to September 30, 2022 (in thousands):

Balance at January 1, 2021	73
Australian research and development incentive income, net	1,226
Cash received for 2020 eligible expenses	(111)
Foreign currency translation	1
Balance at December 31, 2021	$1,189
Australian research and development incentive income, net	1,276
Cash received for 2021 eligible expenses	(1,064)
Foreign currency translation	(145)
Balance at September 30, 2022	$1,256

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

Deposits

As of September 30, 2022 and December 31, 2021, there were $1,249 and $293, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized which were recorded in the condensed consolidated balance sheets.

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

During the periods presented, the Company did not change the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. There were no transfers within the hierarchy during the nine months ended September 30, 2022 or the year ended December 31, 2021.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
September 30, 2022
Assets:
Cash equivalents	$75,129	$75,129	$—	$—
Total assets	$75,129	$75,129	$—	$—

December 31, 2021
Assets:
Cash equivalents	$112,726	$112,726	$—	$—
Total assets	$112,726	$112,726	$—	$—

Cash equivalents of $75,129 and $112,726 as of September 30, 2022 and December 31, 2021, respectively, consisted of overnight investments and money market funds which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

The Company determined the transaction price was equal to the up-front fee of $3,000. The transaction price was fully allocated to the single performance obligation and was recognized as revenue on a straight-line basis over the performance period of the research and development services. During the three and nine months ended September 30, 2021, the Company recognized $375 and $1,125, respectively, of license revenue related to the up-front fee received from BeiGene. During the three and nine months ended September 30, 2022, the Company did not recognize any such revenue as the upfront payment was fully recognized as of December 31, 2021.

Cost of contract acquisition

The Company incurred contract acquisition costs of $270 which were capitalized under ASC 340-40 as incremental costs of obtaining the contract with BeiGene. This cost was amortized on a straight-line basis over the performance period of the research and development services. The total amount of amortization expense during the three and nine months ended September 30, 2021 was $34 and $101, respectively. During the three and nine months ended September 30, 2022, the Company did not recognize any such amortization expense as the contract acquisition costs were fully amortized as of December 31, 2021.

Royalties

As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the nine months ended September 30, 2022 and 2021.

4. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2022	2021
Clinical trials	$3,022	$2,499
Professional fees	167	181
Payroll and related expenses	1,853	2,686
Accrued expenses	$5,042	$5,366

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

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the lease term. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has existing net leases in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. During the nine months ended September 30, 2022, the Company extended the term of its operating lease and recorded an additional right-of-use asset and lease liability of $609. As of September 30, 2022, a right-of-use asset of $767 and lease liability of $774 are reflected on the condensed consolidated balance sheets. The Company recorded rent expense of $116 and $105, respectively, during the three months ended September 30, 2022 and 2021, and $336 and $315, respectively, during the nine months ended September 30, 2022 and 2021.

Future lease payments under non-cancelable operating leases as of September 30, 2022 are detailed as follows:

Future Operating Lease Payments
2022	$111
2023	452
2024	268
Total Lease Payments	831
Less: imputed interest	(57)
Total operating lease liabilities	$774

6. Warrants

As of September 30, 2022, outstanding warrants to purchase common stock, all of which are classified as equity warrants, consisted of the following:

September 30, 2022
	Number of Shares
Description	Issuable	Exercise Price	Expiration Date
January 23 2017 Warrants	54,516	$0.01	Upon M&A Event
2017 Warrants	2,502,382	$1.055	November 2024
2019 Warrants	7,008,257	$1.95	February 2026
March 2020	8,247,170	$0.001	No Expiry
March 2020	25,945,035	$2.11	Jan - March 2027
September 2021	5,916,030	$0.001	No Expiry
	49,673,390

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

During the three months ended September 30, 2022, there were cashless exercises of 6,166,732 March 2020 Pre-funded Warrants, exercise price $0.001 per share, resulting in the issuance of 6,161,000 shares of the Company's common stock.

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

During the three months ended September 30, 2022, there were cashless exercises of 1,690,137 June 2020 Pre-funded Warrants, exercise price $0.001 per share, resulting in the issuance of 1,688,571 shares of the Company's common stock.

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

During the three months ended September 30, 2022, there were cashless exercises of 2,855,898 September 2021 Pre-funded Warrants, exercise price $0.001 per share, resulting in the issuance of 2,853,351 shares of the Company's common stock.

7. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through September 30, 2022, no dividends have been declared for shares of common stock.

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

As of September 30, 2022, there were 5,382,799 shares available for grant under the Company’s equity incentive plans.

A summary of stock option activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2021	8,525,618	$4.48	7.58
Granted	3,900,000	$1.51
Forfeited	(492,915)	$2.17
Outstanding at September 30, 2022	11,932,703	$3.60	7.65	$1
Options exercisable at September 30, 2022	6,907,653	$5.01	6.39
Options vested and expected to vest at September 30, 2022	11,932,703	$3.60	7.65	$1

The grant date fair value of the options granted during the nine months ended September 30, 2022 and 2021 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of comparable public companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The weighted average grant date fair value for the stock options granted during the nine months ended September 30, 2022 and 2021 was $1.10 and $1.37 per share, respectively.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the nine months ended September 30, 2022 and 2021 were as follows, presented on a weighted average basis:

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2022	2021

Expected volatility	82.70%	66.94%
Weighted average risk-free interest rate	3.06%	0.81%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.48	6.82

Stock options generally vest over a three or four year period, as determined by the compensation committee of the board of directors at the time of grant. The options expire ten years from the grant date. As of September 30, 2022, there was approximately $5,493 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.31 years.

Restricted Stock Units

During the nine months ended September 30, 2022 and 2021, the Company granted 2,650,000 and 275,000, respectively, RSUs to employees that will cliff vest and will be settled after three years of continuous service, or upon a change of control of the Company, whichever is earlier, pursuant to the 2016 Plan.

The following table presents RSU activity under the 2016 Plan during the nine months ended September 30, 2022:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Outstanding at December 31, 2021	935,606	$1.76
Awarded	2,650,000	$1.93
Outstanding at September 30, 2022	3,585,606	$1.89

As of September 30, 2022, there were 3,585,606 shares outstanding covered by RSUs that are expected to vest with a weighted average grant date fair value of $1.89 per share and an aggregate grant date fair value of approximately $6,777. As of September 30, 2022, there was approximately $4,463 of unrecognized compensation costs related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 2.22 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and RSUs to employees and non-employees in the condensed consolidated statements of operations during the three and nine months ending September 30, 2022 and 2021 as follows:

Stock Based Compensation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Research and development	$634	$477	$1,805	$1,220
General and administrative	619	526	1,918	1,528
Total	$1,253	$1,003	$3,723	$2,748

9. Net Loss Per Share

Basic and diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 was calculated as follows (in thousands except share and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(15,094)	$(11,139)	$(42,494)	$(29,799)
Net loss attributable to common stockholders for basic and diluted loss per share	$(15,094)	$(11,139)	$(42,494)	$(29,799)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	113,239,092	78,218,774	113,239,092	76,631,172
Net loss per share attributable to common stockholders – basic and diluted	$(0.13)	$(0.14)	$(0.38)	$(0.39)

Included within weighted average common shares outstanding for the three and nine months ended September 30, 2022 and for the three and nine months ended September 30, 2021 are 14,217,716 and 24,930,483, respectively, common shares issuable upon the exercise of the pre-funded warrants and penny warrants, as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock units to purchase common stock	3,585,606	935,606	3,585,606	935,606
Options to purchase common stock	11,932,703	8,480,618	11,932,703	8,480,618
Warrants to purchase common stock	35,455,674	35,937,310	35,455,674	35,937,310
	50,973,983	45,353,534	50,973,983	45,353,534

10. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of September 30, 2022, there were $3,214 noncancelable commitments under these agreements.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through September 30, 2022.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through September 30, 2022.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2022 or December 31, 2021.

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

Our lead clinical stage program is DKN-01, a monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. DKK1 is a protein that regulates the Wnt signaling pathways and enables tumor cells to proliferate and spread, as well as suppresses the immune system from attacking the tumor. When DKN-01 binds to DKK1, an anti-tumor effect can be generated. DKN-01-based therapies have generated responses and clinical benefit in several patient populations. We are currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, gynecologic cancers, or colorectal cancer. We entered into an exclusive option and license agreement (the “BeiGene Agreement”) with BeiGene, Ltd., or BeiGene, which granted BeiGene the right to develop and commercialize DKN-01 in Asia (excluding Japan), Australia, and New Zealand.

Recent Developments

Since June 30, 2022, we have continued to make progress with the development of DKN-01 and our business strategy.

●	Presented clinical data from Part A of the DisTinGuish study of DKN-01 plus BeiGene’s tislelizumab in gastroesophageal adenocarcinoma (GEA) cancer patients, and the Phase 2 WAKING study of DKN-01 plus Tecentriq® in oesophagogastric adenocarcinoma (OGA), at the European Society for Medical Oncology (ESMO) Congress
●	Presented clinical data from Part B of the DisTinGuish study of DKN-01 plus tislelizumab in GEA cancer patients whose tumors express high levels of DKK1 (DKK1-high), and preclinical data supporting further evaluation of DNK-01 in colorectal cancer (CRC), at the Society for Immunotherapy of Cancer (SITC) Annual Meeting
●	Enrolled first patient into Part C of the DisTinGuish study the randomized controlled trial of DKN-01 plus tislelizumab and chemotherapy in first-line G/GEJ patients
●	Enrolled first patient into the Phase 2 DeFianCe study of DKN-01 in second-line CRC patients

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Direct research and development by program:
DKN‑01 program	$12,080	$10,073	$33,843	$24,060
TRX518 program	22	4	88	30
Total research and development expenses	$12,102	$10,077	$33,931	$24,090
Australian research and development incentives	$652	$1,269	$1,276	$1,584

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

Companies engaged in research and development may be eligible for either:

●	a 43.5% refundable tax offset for entities with income of less than A$20 million per annum, or
●	a 38.5% non-refundable tax offset for all other entities.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change

	(in thousands)
License revenue	$—	$375	$(375)
Operating expenses:
Research and development	12,102	10,077	2,025
General and administrative	3,186	2,438	748
Total operating expenses	15,288	12,515	2,773
Loss from operations	(15,288)	(12,140)	(3,148)
Interest income	360	1	359
Interest expense	(11)	(9)	(2)
Australian research and development incentives	652	1,269	(617)
Foreign currency loss	(807)	(260)	(547)
Net loss	$(15,094)	$(11,139)	$(3,955)

Revenues

License revenue for the three months ended September 30, 2021 was $0.4 million and relates to the BeiGene Agreement for the development and commercialization of DKN-01 in Asia (excluding Japan), Australia, and New Zealand. No such license revenue was recorded in the three months ended September 30, 2022 as the upfront payment was fully recognized as of December 31, 2021.

Research and Development Expenses

	Three Months Ended September 30,
			Increase
	2022	2021	(Decrease)

	(in thousands)
Direct research and development by program:
DKN‑01 program	$12,080	$10,073	$2,007
TRX518 program	22	4	18
Total research and development expenses	$12,102	$10,077	$2,025

Research and development expenses were $12.1 million for the three months ended September 30, 2022, compared to $10.1 million for the three months ended September 30, 2021. The increase of $2.0 million in research and development expenses was due to an increase of $1.4 million in clinical trial costs due to patient enrollment and the duration of patients on study, an increase of $0.4 million in payroll and other related expenses due to an increase in headcount of our research and development full-time employees and an increase of $0.2 million in stock based compensation expense due to new stock options and restricted stock units granted to research and development full-time employees.

General and Administrative Expenses

General and administrative expenses were $3.2 million for the three months ended September 30, 2022, compared to $2.4 million for the three months ended September 30, 2021. The increase of $0.8 million in general and administrative expenses was primarily due to an increase of $0.5 million in professional fees due to higher recruiting costs. There was also an increase of $0.2 million in payroll and other related expenses due to an increase in headcount of our general and administrative full-time employees and an increase of $0.1 million in stock based compensation expense due to new stock options and restricted stock units granted to general and administrative full-time employees.

Interest Income

During the three months ended September 30, 2022, we recorded interest income of $0.4 million. During the three months ended September 30, 2021, we recorded an immaterial amount of interest income. The increase of $0.4 million during the three months ended September 30, 2022 as compared to the same period in 2021 was due to higher interest rates.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.7 million and $1.3 million during the three months ended September 30, 2022 and 2021, respectively, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gains (loss)

During the three months ended September 30, 2022 and 2021, we recorded foreign currency losses of $0.8 million and $0.3 million, respectively. Foreign currency gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change

	(in thousands)
License revenue	$—	$1,125	$(1,125)
Operating expenses:
Research and development	33,931	24,090	9,841
General and administrative	8,889	7,973	916
Total operating expenses	42,820	32,063	10,757
Loss from operations	(42,820)	(30,938)	(11,882)
Interest income	404	4	400
Interest expense	(49)	(39)	(10)
Australian research and development incentives	1,276	1,584	(308)
Foreign currency loss	(1,305)	(410)	(895)
Net loss	$(42,494)	$(29,799)	$(12,695)

Revenues

License revenue for the nine months ended September 30, 2021 was $1.1 million and relates to the BeiGene Agreement for the development and commercialization of DKN-01 in Asia (excluding Japan), Australia, and New Zealand. No such license revenue was recorded in the nine months ended September 30, 2022 as the upfront payment was fully recognized as of December 31, 2021.

Research and Development Expenses

	Nine Months Ended September 30,
			Increase
	2022	2021	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$33,843	$24,060	$9,783
TRX518 program	88	30	58
Total research and development expenses	$33,931	$24,090	$9,841

Research and development expenses were $33.9 million for the nine months ended September 30, 2022, compared to $24.1 million for the nine months ended September 30, 2021. The increase of $9.8 million in research and development expenses was primarily due to an increase of $4.8 million in manufacturing costs related to clinical trial material and manufacturing campaigns and an increase of $3.2 million in clinical trial costs due to patient enrollment and the duration of patients on study. There was also an increase of $1.2 million in payroll and other related expenses due to an increase in headcount of our research and development full-time employees and an increase of $0.6 million in stock based compensation expense due to new stock options and restricted stock units granted to research and development full-time employees.

General and Administrative Expenses

General and administrative expenses were $8.9 million for the nine months ended September 30, 2022, compared to $8.0 million for the nine months ended September 30, 2021. The increase of $0.9 million in general and administrative expenses was primarily due to an increase of a $0.4 million in stock based compensation expense due to new stock options and restricted stock units granted to general and administrative full-time employees and an increase of $0.3 million in payroll and other related expenses due to an increase in headcount of our general and administrative full-time employees and an increase in compensation expense. There was also an increase of $0.2 million in professional fees due to higher recruiting costs.

Interest Income

During the nine months ended September 30, 2022, we recorded interest income of $0.4 million. During the nine months ended September 30, 2021, we recorded an immaterial amount of interest income. The increase of $0.4 million during the nine months ended September 30, 2022 as compared to the same period in 2021 was due to higher interest rates.

Australian Research and Development Incentives

We recorded R&D incentive income of $1.3 million and $1.6 million, respectively, during the nine months ended September 30, 2022 and 2021, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gains (loss)

During the nine months ended September 30, 2022 and 2021, we recorded foreign currency losses of $1.3 million and $0.4 million, respectively. Foreign currency gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2022, we had cash and cash equivalents of $78.3 million. Additionally, we had an accumulated deficit of $306.1 million at September 30, 2022, and during the nine months ended September 30, 2022, we incurred a net loss of $42.5 million. We expect to continue to generate operating losses in the foreseeable future. We believe that our cash and cash equivalents of $78.3 million as of September 30, 2022 will be sufficient to fund our operating expenses for at least the next 12 months from the filing of this report on Form 10-Q.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Cash used in operating activities	$(36,030)	$(24,441)
Cash provided by (used in) financing activities	(210)	97,280
Effect of exchange rate changes on cash and cash equivalents	(368)	(139)
Net increase (decrease) in cash and cash equivalents	$(36,608)	$72,700

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2022 was primarily related to our net loss from the operation of our business of $42.5 million and net changes in working capital, including an increase in other long term assets of $0.9 million, a decrease in lease liability of $0.3 million and an increase in research and development receivable of $0.2 million. These changes were partially offset by an increase in accounts payable and accrued expenses of $2.2 million and a decrease of $0.4 million in prepaid expenses. During the nine months ended September 30, 2022, there was also noncash stock based compensation expense of $3.7 million, foreign currency losses of $1.3 million and a change in right-of-use asset of $0.3 million.

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

Investing Activities. There were no investing activities during the nine months ended September 30, 2022 and 2021.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2022 consisted of payments of deferred offering costs of $0.2 million. Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of $97.2 million in net proceeds from the issuance of common stock in connection with the public offering the Company completed in September 2021 (the “2021 Public Offering”) and $0.1 million in proceeds from the issuance of common stock upon the exercise of stock options and warrants.

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

As of September 30, 2022, our management, with the participation of our Chief Executive Officer, who is also serving as Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded, based upon the evaluation described above, that, as of September 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in our ordinary shares involves a high degree of risk. You should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022, which could materially affect our business, financial condition, operating results or cash flows. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022. Except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021.

We are not in compliance with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Global Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.

On November 2, 2022, we received a letter (the “Notice”) from the Nasdaq Stock Market, or Nasdaq, notifying us that, because the closing bid price for our common stock, par value $0.001 per share (the “Common Stock”), has been below $1.00 per share for the past 30 consecutive business days, it no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Global Market. The Notice has no immediate effect on our listing on the Nasdaq Global Market or on the trading of the Common Stock. The Notice provides us with a compliance period of 180 calendar days, or until May 1, 2023, to regain compliance. If at any time during this 180-day compliance period the closing bid price of the Common Stock is at least $1.00 per share for a minimum of 10 consecutive business days, then Nasdaq will provide us with written confirmation of compliance and the matter will be closed. We intend to monitor the closing bid price of the Common Stock and may, if appropriate, evaluate various courses of action to regain compliance. There can be no assurance that we will regain compliance or otherwise maintain compliance with the other listing requirements.

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

101*

The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

**Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP THERAPEUTICS, INC.

Date: November 14, 2022	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Duly
Authorized Signatory)