Form 10-K
period 2022-12-31
LEAP THERAPEUTICS, INC.
filed 2023-03-24
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed based on the closing price for such stock as reported on the Nasdaq Global Market on June 30, 2022, the last business day of the registrant’s most recently completed second quarter, was approximately: $93.8 million.

As of March 20, 2023, there were 118,750,386 outstanding shares of the registrant’s common stock, par value $0.001 per share, which is the only outstanding class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K. With the exception of the portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders that are expressly incorporated by reference into this Annual Report on Form 10-K, such proxy statement shall not be deemed filed as part of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our operations and financial performance. Such statements are based upon our current plans, estimates and expectations that are subject to various risks and uncertainties that could cause actual results to differ materially from such statements. The inclusion of forward-looking statements should not be regarded as a representation that such plans, estimates and expectations will be achieved. Words such as “anticipate,” “expect,” “project,” “intend,” “believe,” “may,” “will,” “should,” “plan,” “could,” “continue,” “target,” “contemplate,” “estimate,” “forecast,” “guidance,” “predict,” “possible,” “potential,” “pursue,” “likely,” and words and terms of similar substance used in connection with any discussion of future plans, actions or events identify forward-looking statements. All statements, other than historical facts, including statements regarding estimations of projected cash runway; our future product development plans; the potential, safety, efficacy, and regulatory and clinical progress of the our product candidates, including the anticipated timing for initiation of clinical trials and release of clinical trial data and the expectations surrounding potential regulatory submissions, approvals and timing thereof; and any assumptions underlying any of the foregoing, are forward-looking statements. Important factors that could cause actual results to differ materially from our plans, estimates or expectations could include, but are not limited to: (i) our ability and plan to develop and commercialize DKN-01, FL-301 and our preclinical programs; (ii) status, timing and results of our preclinical studies and clinical trials; (iii) the potential benefits of DKN-01, FL-301 and our preclinical programs; (iv) the timing of our development programs and seeking regulatory approval of DKN-01, FL-301 and our preclinical programs; (v) our ability to obtain and maintain regulatory approval; (vi) our estimates of expenses and future revenues and profitability; (vii) our estimates regarding our capital requirements and our needs for additional financing; (viii) our estimates of the size of the potential markets for DKN-01, FL-301 and our preclinical programs; (ix) the benefits to be derived from any collaborations, license agreements, or other acquisition efforts, including the acquisition of Flame Biosciences; and the ongoing collaboration with BeiGene (x) sources of revenues and anticipated revenues, including contributions from any collaborations or license agreements for the development and commercialization of products; (xi) the rate and degree of market acceptance of DKN-01, FL-301 or our preclinical products; (xii) the success of other competing therapies that may become available; (xiii) the manufacturing capacity for our products; (xiv) our intellectual property position; (xv) our ability to maintain and protect our intellectual property rights; (xvi) our results of operations, financial condition, liquidity, prospects, and growth and strategies; (xvii) the industry in which we operate; (xviii) the trends that may affect the industry or us; (xix) our ability to successfully integrate the Flame operations and realize the anticipated benefits of the acquisition of Flame; (xx) whether our stockholders approve the conversion of the Series X Non-Voting Convertible Preferred Stock; (xxi) exposure to inflation, currency rate and interest rate fluctuations, as well as fluctuations in the market price of our traded securities; (xxii) that the initiation, conduct, and completion of clinical trials, laboratory operations, manufacturing campaigns, and other studies may be delayed, adversely affected, or impacted by ongoing COVID-19 related issues, global conflict or supply chain related issues; and (xxiii) our ability to comply with the continued listing requirements of the Nasdaq Global Market.

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

DKN-01 and FL-301 are investigational drugs undergoing clinical development and have not been approved by the U.S. Food and Drug Administration (the “FDA”), nor been submitted to the FDA for approval. DKN-01 and FL-301 have not been, and may never be, approved by any regulatory agency or marketed anywhere in the world. Statements contained in this Annual Report should not be deemed to be promotional.

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

On January 17, 2023, we entered into a merger agreement with Flame Biosciences, Inc., a privately held, biotechnology corporation (“Flame”), whereby Flame became a wholly owned subsidiary under the name Flame Biosciences, LLC.

Overview

We are a biopharmaceutical company developing novel biomarker-targeted antibody therapies designed to treat patients with cancer by inhibiting fundamental tumor-promoting pathways, targeting cancer-specific cell surface molecules, and harnessing the immune system to attack cancer cells. Our strategy is to identify, acquire, and develop molecules that will rapidly translate into high impact therapeutics that generate durable clinical benefit and enhanced patient outcomes. Our lead clinical stage program is DKN-01, a monoclonal antibody that inhibits Dickkopf-related protein 1 (“DKK1”). We are currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, gynecologic cancers, or colorectal cancer. Our second clinical stage program is FL-301, a monoclonal antibody that targets cells that express Claudin18.2 on their cell surface. We also have two preclinical antibody programs, FL-302 and FL-501. We intend to apply our extensive experience identifying and developing transformational products to build a pipeline of programs that have the potential to change the practice of cancer medicine.

Market

Cancer is the general name for a group of more than 100 diseases in which cells grow and divide out of control. Over 16 million people in the United States have cancer. The National Cancer Institute (NCI), estimated that approximately 1.9 million people developed cancer and that nearly 610,000 people died of cancer in 2022. While progress has been made from the War on Cancer to the Human Genome Project, and despite advances in early detection and new cancer cell targeted treatments, cancer generally remains an incurable disease.

Esophagogastric Cancer (EGC)

Esophageal cancer (“EC”), and gastric cancer (“GC”), are malignancies of the digestive tract. According to the GLOBOCAN database in 2020, there were about 18,300 new patients diagnosed in the United States with EC and 26,300 new patients with GC each year. GLOBOCAN estimates that there were over 604,000 EC patients and 1,090,000 GC patients diagnosed worldwide in 2020, with a majority of the prevalence in Eastern Asia. EC patients have difficulty swallowing and often have pain while swallowing. Substantial weight loss can result from reduced appetite, poor nutrition and having an active cancer. Pain may be severe, occur almost daily, and be worsened by swallowing any form of food. The disruption of normal swallowing can lead to aspiration of food content, nausea, vomiting and an increased risk of pneumonia. The tumor itself may be irritable and bleed, which can either cause spitting up with blood or blood in the bowels. Compression of local structures in the esophagus occurs in advanced disease, leading to problems such as upper airway obstruction. Many people diagnosed with EGC have late-stage disease, because people usually do not have significant symptoms until the tumor is fairly large. In advanced stages, the cancer frequently spreads into the liver or lungs.

In 2021, the anti-PD-1 antibody nivolumab in combination with fluoropyrimidine- and platinum-containing chemotherapy was approved by the US FDA in first-line EGC with a 47% overall response rate (“ORR”), 7.7 month median progression free survival (“PFS”), and 13.8 month overall survival (“OS”). In addition, nivolumab in combination with chemotherapy was approved in Europe for patients with PD-L1 expression designated by a combined positive score (“CPS”), greater than or equal to 5. In the Rationale-305 study, tislelizumab, an anti-PD-1 antibody being developed by BeiGene and Novartis, in combination with chemotherapy demonstrated statistically significant benefit over chemotherapy alone in patients with CPS greater than or equal to 5, with a 50.4% ORR, 7.2 months PFS, and 17.2 months OS. Despite this progress, overall survival expectations for newly diagnosed advanced gastric cancer patients is poor at less than 2 years, and better outcomes are particularly needed for patients with low PD-L1 expression.

Endometrial Cancers

Endometrial cancer is a malignancy arising in the inner lining of the uterus. In 2023, according to the American Cancer Society, 66,200 new cases of endometrial cancer will be diagnosed and 13,030 women will die from the disease. There are currently very few treatment options for these patients, typically consisting of chemotherapy, local radiation therapy, and hormonal agents, and poor treatment outcomes. Patients with endometrioid cancers have a high frequency of mutations in a protein known as beta-catenin, with alterations estimated at approximately 30% of cases according to The Cancer Genome Atlas. These β-catenin mutations are often driver mutations leading to rapid disease progression and poor outcomes. Recently, the anti-programmed cell death-1 (“PD-1”), antibody dostarlimab-gxly was granted accelerated approval by the FDA for endometrial cancer patients with microsatellite instability high (“MSI-H”), or mismatch repair deficient, (“dMMR”), disease who had progression on or after a chemotherapy regimen. In addition, the combination of lenvatinib and pembrolizumab was approved in second line non-MSI-H or mismatch repair proficient endometrial carcinoma patients with a 30% response rate, 6.6 month median PFS, and 17.4 month median OS. However, this combination has been associated with significant toxicity with an 89% rate of grade 3 or higher treatment-emergent adverse events, including a 6% rate of fatal adverse events.

Colorectal Cancer

Colorectal cancer (“CRC”), is the third most frequent cancer globally and the second leading cause of death. According to the WHO, there were nearly 2 million new cases of CRC in 2020, with nearly 1 million deaths. CRC includes colon cancer (57.5%), rectal cancers (35%), and anal cancer (2.5%). When the symptoms of CRC appear, such as rectal bleeding, anemia, or abdominal pain, most patients are already in the advanced stage where cancers are aggressive, malignant, and metastatic. Mutations in the pathways modulated by DKK1, such as APC, and activation of the Wnt pathway are highly prevalent in CRC patients. For patients who have non-MSI-H colorectal cancer, and who do not have a specific mutation that can be targeted with approved therapies, outcomes are extremely poor for patients who have progressed on first-line therapy. A clinical trial of the antibody bevacizumab in combination with chemotherapy generated a response rate of approximately 5% and PFS of 5.7 months.

Our Approach

Our approach to treating cancer patients seeks to enhance the effectiveness of approved chemotherapies and immune checkpoint inhibitors by:

●	altering cell signaling pathways that promote tumor growth and spreading;
●	stimulating the immune cells that could attack the tumor;
●	inhibiting immune suppression that would prevent an attack on the tumor; and
●	targeting cancer-specific cell surface markers to facilitate direct cancer cell killing.

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

Enhancing anti-tumor immune cells. A potential way to enhance an immune response against a tumor is by activating tumor-attacking immune cells, such as natural killer cells (“NK cells”) or T lymphocytes (“T cells”). This strategy is expected to overcome mechanisms that would prevent these immune cells from attacking a tumor. Preclinical data has shown that DKK1 suppresses the activity of NK cells in the tumor microenvironment and that inhibition of DKK1 can enhance NK cell activity. Our preclinical antibody, FL-302, is a bi-specific antibody designed to activate T cells in the tumor microenvironment to enhance their anti-tumor activity. Antibodies that enhance the immune system have the potential to be combined with chemotherapy or checkpoint inhibitors to generate a more robust anti-tumor immune response.

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

Targeting cancer-specific cell surface molecules. Certain types of cancer cells have cell surface markers that are distinct from those found on normal, non-cancerous cells. These cell surface markers can be the targets for therapies that will selectively kill the cells bearing those markers while sparing cells that do not bear those markers. The expression of Claudin18.2 is very limited in normal tissue, as it is typically buried in the tight junction complex of gastric mucosal cells. In the development of cancer, however, cells lose their polarity and structure. As a result, Claudin18.2 may be exposed and accessible as a target for cancer therapy and is highly expressed on gastric cancer and pancreatic cancer cells. Our antibodies FL-301 and FL-302 work to selectively target and kill those cancer cells which bear Claudin18.2 while sparing normal cells.

By targeting novel pathways, immune cell types, and biomarkers, our therapies are designed to combine with existing drugs and have the potential to significantly increase the survival and quality of life of cancer patients.

Our Product and Clinical Studies

DKN-01

DKK1 is a cell secreted protein that research has found plays a crucial role in embryonic development. DKK1 binds to specific cell surface receptors and affects the signaling of key cellular pathways, known as the canonical and non-canonical Wnt signaling pathways. DKK1 serves as one of the inhibitors of the canonical Wnt signaling pathway and modulates the non-canonical Wnt signaling pathways. DKK1 is also a modulator of CKAP4/PI3K/AKT signaling. Changes in these pathways can lead to the expression of several cancer causing genes and factors associated with cell growth, angiogenesis, and metastasis. DKK1 also has a role in suppressing the immune system from effectively targeting and clearing the cancer.

Published data, including from TCGA and real world evidence from our collaboration with Tempus, indicate that DKK1 expression levels are significantly higher or have an important high DKK1 population in many cancers, including EGC, non-small cell lung cancer (“NSCLC”), endometrial cancer, CRC, and prostate cancer. In addition, elevated DKK1 expression is associated with worse overall survival or time to treatment discontinuation for patients with EGC, NSCLC, endometrial cancer, CRC, prostate cancer, and other cancers. Researchers have shown that when the DKK1 protein is added in certain animal models, the cancer grows larger.

Publications have also demonstrated a role for DKK1 in maintaining an environment around a tumor that suppresses the immune system’s ability to clear the tumor and to prevent metastasis. DKK1 has been shown to activate the suppressive effects of myeloid-derived suppressor cells (“MDSC”), a type of white blood cell that can potently block other immune system cells. Other published data has shown that metastatic tumor cells with stem cell-like features avoid the immune system by overexpressing DKK1 and secreting it out of the cell. Secreted DKK1 can then down-regulate certain molecules on tumor cells known as natural killer cell activating ligands (“NK cell ligands”), that would activate the immune system, causing these cancer cells to remain invisible to NK cells and evade the immune system. We have also identified DKK1 as being involved with the activity of T regulatory cells that can suppress anti-tumor T cells. Through these multiple activities, research has shown that DKK1 helps protect the cancer cells from being targeted by the immune system.

Preclinical studies that we and others have conducted demonstrated that using an anti-DKK1 antibody can lead to clinical benefits in xenograft cancer models. The anti-DKK1 antibody is believed to shift cell signaling in multiple cell types, thereby resulting in an anti-tumor immune effect. In these models, researchers demonstrated that an anti-DKK1 antibody allowed the immune system to recognize and attack the cancer cells. We believe that the more selective and local the activity is to the tumor, the more likely a drug will be safe and well tolerated and a potential combination partner to other anti-cancer drugs. Further, our preclinical and clinical data suggests that DKN-01 upregulates PD-L1, suggestive of synergy in combination with an anti-PD-1/PD-L1 therapy.

DKN-01 is a high affinity, neutralizing monoclonal antibody targeting DKK1. We have shown that DKN-01 reduces free DKK1 levels and has demonstrated an anti-tumor effect in preclinical models.

The FDA granted orphan drug designation to DKN-01 for the treatment of gastric and gastroesophageal junction cancer. In addition, on September 24, 2020, the FDA granted Fast Track designation to DKN-01 in combination with BeiGene’s tislelizumab for the treatment of patients with gastric and gastroesophageal junction adenocarcinoma whose tumors express high DKK1, following disease progression on or after prior fluoropyrimidine- and platinum- containing chemotherapy and if appropriate, human epidermal receptor growth factor (HER2)/neu-targeted therapy.

We are developing DKN-01 in clinical trials in three different indications: gastric cancer, endometrial cancer, and colorectal cancer.

Gastric Cancer

DisTinGuish Study

In collaboration with BeiGene, we are conducting P205, the DisTinGuish study, a three-part Phase 2 study of DKN-01 in combination with tislelizumab in patients with inoperable, locally advanced, gastric and gastroesophageal junction adenocarcinoma (“GEA”). Part A enrolled 25 patients with first-line, HER2-negative gastric cancer who received DKN-01 in combination with tislelizumab and oxaliplatin and chemotherapy, also known as standard of care (“SOC”) chemotherapy. Part B enrolled 52 patients with second-line, DKK1-high gastric cancer who received DKN-01 in combination with tislelizumab. Part C is enrolling approximately 160 first-line, HER2-negative patients. Patients will be randomized 1:1 to evaluate DKN-01 in combination with tislelizumab and SOC chemotherapy, compared to tislelizumab and SOC chemotherapy. The primary objective is progression-free survival (“PFS”) in DKK1-high patients. Secondary objectives of Part C include PFS in all patients regardless of DKK1 expression, as well as overall survival and objective response rate as measured by RECIST v1.1 in DKK1-high and all patients.

Part A –– First Line Combination with tislelizumab, capecitabine and oxaliplatin

Twenty-five first-line GEA patients were treated with DKN-01 in combination with tislelizumab, capecitabine and oxaliplatin (CAPOX) in Part A. DKN-01 and tislelizumab plus CAPOX was well tolerated in first-line treatment for advanced GEA patients, with a safety profile consistent with previous reports for each of the therapies. The most common DKN-01-related adverse events (AEs), were low grade (Grade 1 or 2): fatigue, nausea, diarrhea, neutrophil count decrease, and platelet count decrease.

As of July 31, 2022, the data cut-off date for our presentation at the European Society for Medical Oncology (ESMO) 2022 Annual Congress, the ORR among the 22 patients who received a full cycle of DKN-01 therapy was 68%, including 1 complete response (“CR”), and 14 partial responses (“PRs”). The DKK1-high patient subgroup had a 90% response rate, with 9 PRs and 1 patient non-evaluable, while the DKK1-low subgroup had a 56% response rate, with 1 CR, 4 PRs and 4 patients with a best response of stable disease (“SD”). The median PFS was 11.3 months for the overall population, with the DKK1-high subgroup experiencing 11.3 months PFS and the DKK1-low subgroup experiencing 12.0 months PFS. The median duration of response (“DoR”) in DKK1-high patients was 10.7 months and 7.9 months in DKK1-low patients. OS was not yet mature.

Patients with low PD-L1 expression, defined as having a vCPS (visually-estimated Combined Positive Score, also known as Tumor Area Positivity (TAP) score - Ventana Medical Systems) of less than 5, had a response rate of 79% while patients with high PD-L1 expression, defined as having a vCPS of greater than or equal to 5, had a response rate of 67%. All 6 of the patients who were DKK1-high and PD-L1-low had responses. The median PFS was 11.6 months for the PD-L1-high subgroup and the PD-L1-low subgroup experiencing 10.7 months PFS. OS was not yet mature.

Part B –– Second Line DKK1-high patients tislelizumab combination

Fifty-two second-line, DKK1-high GEA patients were treated with DKN-01 in combination with tislelizumab in Part B. The combination of DKN-01 and tislelizumab has been well tolerated with manageable toxicity across both the 300 mg and 600 mg doses of DKN-01. The higher DKN-01 dose at 600mg was not associated with higher frequency of AEs. The most common DKN-01-related AEs were low grade (Grade 1 and 2): fatigue and nausea. There were no Grade 5 treatment-emergent AEs (TEAE) and no TEAEs leading to study drug discontinuation or dose reduction.

As of August 31, 2022, the data cut-off date for our presentation at the Society for Immunotherapy in Cancer (“SITC”), Annual Meeting, the ORR for evaluable anti-PD-1/PD-L1 antibody naïve patients was 27%, median PFS was 1.4 months, and median OS was 7.7 months. In the dual biomarker-high (DKK1-high/PD-L1 high with vCPS > 10) patients, the ORR was 55% ORR (n=12: 6 PR, 2 SD, 3 PD, 1 NE), median PFS was 7.7 months, with median OS having not been reached. In DKK1-high/PD-L1 negative patients, the ORR was 27% (n=11: 3 PR, 1 SD, 7 PD), median PFS was 1.4 months, and median OS was 3.9 months. In DKK1-high/PD-L1 medium patients with vCPS between 1 and 10, the ORR was 8% (n=18: 1 PR, 3 SD, 9 PD (irPR), 5 NE), median PFS was 1.4 months PFS, and median OS was 5.2 months.

Part C –– First Line Randomized Controlled Trial combination with tislelizumab and SOC chemotherapy

Part C of the DisTinGuish study will enroll approximately 160 first-line, HER2-negative GEA patients. Patients will be randomized to receive either DKN-01 in combination with tislelizumab and SOC chemotherapy or to receive tislelizumab and SOC chemotherapy. The primary objective is to determine the effect of adding DKN-01 on the endpoint of median PFS in DKK1-high patients. Secondary objectives of Part C include PFS in all patients regardless of DKK1 expression, as well as OS and ORR as measured by RECIST v1.1 in DKK1-high and all patients.

Enrollment began in October 2022. We currently anticipate completion of enrollment of the 160 patient study late this year, with initial response rate data being available year end 2023/early 2024 and PFS data in 2024.

WAKING Study – Investigator-Sponsored Trial in Second and Third Line Patients Combination with Tecentriq

The Royal Marsden Hospital in the United Kingdom is conducting the WAKING study that is evaluating DKN-01 in combination with Roche’s Tecentriq® (atezolizumab) in patients with microsatellite stable esophagogastric cancer. Roche is providing atezolizumab drug supply and funding the study as part of its imCORE network.

In a presentation at the ESMO 2022 Annual Congress, DKN-01 at 300 mg or 600mg every 2 weeks in combination with atezolizumab was considered safe. No dose-limiting toxicity was observed, and no formal maximum tolerated dose was reached. No treatment-related deaths occurred, and no dose reductions were required.

As of August 16, 2022, the time of the data cut off, 18 patients were enrolled in the study, and 12 patients that were treated in the initial phase were presented. Ten patients were response evaluable at the time of data cut-off, and 1 patient had a PR and a DKK1 expression of 81% tumor-percentage score, which is a very high level of DKK1 expression. The ORR was 10%, with an additional 4 patients (40%) having SD. In the preliminary analysis, elevated baseline DKK1 expression (TPS > 20%) may be associated with clinical response, as the 4 DKK1-high patients had an ORR of 25% (1 PR, 1 SD, 1 PD, 1 NE). Translational analyses and assessment of PD-L1 status are ongoing.

Endometrial Cancer

We conducted study P204, a Phase 2 basket study of DKN-01 as a monotherapy and in combination with paclitaxel in patients with advanced epithelial endometrioid cancer (“EEC”), epithelial ovarian cancer (“EOC”), and carcinosarcoma. The study consisted of 6 dosing groups and enrolled 111 patients. The primary objective in each independent study group was to determine the ORR. Secondary objectives were to determine additional measurements of efficacy, such as OS and PFS, and to evaluate the safety of the study treatment regimen. The study was designed to enroll at least 50% of patients whose tumors have predefined activating mutations or signaling alterations in the Wnt pathway.

Twenty-nine EEC patients, who had previously received 1 to 10 lines of therapy, enrolled in DKN-01 monotherapy. Tumoral DKK1 expression data was available for 23 patients. In the group of 8 patients with DKK1-high tumors, one patient (12.5%) has had a CR for over 4.5 years, 1 patient (12.5%) had a PR, 3 patients (37.5%) had SD, and 3 patients (37.5%) had PD, representing an ORR of 25.0% and a Disease Control Rate (“DCR”), of 62.5%. In the group of 15 patients with DKK1-low tumors, 1 patient (6.7%) had SD, 11 patients (93.3%) had PD, and 3 patients were non-evaluable. The DKK1-high patients experienced PFS of 4.3 months, compared to the DKK1-low patients who experienced PFS of 1.8 months.

In the group of 24 EEC patients treated with DKN-01 plus paclitaxel, 72% of whom had received 3 or more prior systemic therapies, DKK1-high patients had improved median PFS (5.4 months vs. 1.8 months [HR 0.34; 95% CI: 0.12, 0.97]) compared to DKK1-low patients.

One patient with carcinosarcoma treated with DKN-01 and paclitaxel experienced a CR approximately two years on therapy, while another DKK1-high patient with carcinosarcoma treated with DKN-01 and paclitaxel experienced a PR.

Investigator-Sponsored Trial in Second Line Patients Combination with Keytruda (pembrolizumab)

An investigator-initiated trial of DKN-01 in combination with pembrolizumab is being conducted at M.D. Anderson Cancer Center and the University of Alabama, Birmingham Cancer Center. The study is an open-label, Bayesian design, Phase 2 trial and will initially enroll 15 patients each into DKK1-high and DKK1-low cohorts. If the efficacy criteria is met in either or both of the 15 patient cohort(s), then the cohort(s) will be expanded by an additional 15 patients. The primary objective of the study is ORR. Secondary objectives include clinical benefit rate, PFS, OS, and DOR. Merck is providing pembrolizumab for the study.

Colorectal Cancer

We have evaluated DKN-01 in multiple preclinical CRC models as a monotherapy, in combination with chemotherapy, and in combination with an anti-PD-1 antibody. DKN-01 showed additive activity with 5-fluorouracil (5-FU) chemotherapy, which is commonly used in CRC patients, and in two CRC models that were resistant to 5-FU therapy. Treatment with DKN-01 can result in tumor regressions as a monotherapy and can overcome 5-FU-resistance to have further activity in combination with 5-FU chemotherapy. We believe that these 5-FU-resistant models are reflective of the second-line CRC population currently being recruited in the DeFianCe clinical study. In addition, DKN-01 as monotherapy or in combination with an anti-PD-1 antibody has generated tumor regressions in a CT26 syngeneic CRC model. In this model, DKN-01 treatment increased PD-L1 expression, promoted substantial tumor necrosis, which was associated with a robust immune cell infiltrate, and generated a tumor immune infiltrate that contained a substantial number of CD3+ and CD8+ cells, implying the presence of an adaptive immune response to tumor antigen.

DeFianCe Study –Second Patients Combination with bevacizumab and chemotherapy

The DeFianCe study is a Phase 2, randomized, open-label, multicenter study of DKN-01 in combination with standard of care bevacizumab and chemotherapy in patients with advanced CRC who have received one prior systemic therapy. The study is designed with an initial 20 patient cohort and is expected to expand into a 130-patient randomized controlled trial against bevacizumab and standard of care chemotherapy. The primary objective is PFS. Secondary objectives include ORR, DoR and OS.

We expect to complete enrollment in Part A of the DeFianCe study in the coming weeks and have initial data from Part A in the middle of 2023.

FL-301

The cell surface molecule Claudin18.2 regulates barrier properties and contributes to cell-to-cell adhesion. It is a key component of the tight junction for cell polarity and sealing the spaces between adjacent cells. In normal tissue, expression of Claudin18.2 is very limited and largely inaccessible, as it is typically buried in the tight junction complex of gastric mucosal cells. In the development of cancer, however, cells lose their polarity and structure. As a result, Claudin18.2 may become exposed during tumorigenesis and accessible as a target for cancer therapy. Claudin18.2 is highly expressed on gastric cancer and pancreatic cancer cells and can also be present in esophageal, lung, and ovarian cancers. The expression pattern makes Claudin18.2 a highly selective biomarker for targeted cancer therapies.

Claudin18.2 is a validated target for cancer therapy, as randomized clinical trials from Astellas of their chimeric anti-Claudin18.2 antibody zolbetuximab have shown a survival benefit in combination with chemotherapy in first-line gastric cancer patients whose tumors express high (75% or greater) and intense levels of Claudin18.2. However, since Claudin18.2 expression in tumors is heterogenous, expansion to patients with lower expression and improved efficacy in patients with higher expression would benefit from an antibody with higher affinity and improved killing activity.

FL-301 is a fully human monoclonal antibody that binds to and blocks Claudin18.2. In nonclinical models presented at the American Association for Cancer Research (“AACR”) 2020 Annual Meeting, FL-301 was shown to have 10-20x higher affinity to Claudin18.2 than zolbetuximab and specificity to both gastric and pancreatic tumors. Through Fc engineering, FL-301 has been designed with enhanced antibody dependent cellular cytotoxicity, complement dependent cytotoxicity, and antibody dependent cellular phagocytosis, which are three mechanisms that can lead to improved cancer cell killing and greater potency relative to zolbetuximab in nonclinical models.

The U.S. Food and Drug Administration has granted orphan drug designation to FL-301 for the treatment of gastric and gastroesophageal junction cancer and for the treatment of pancreatic cancer.

FL-301 is being developed through an exclusive license from NovaRock Biotherapeutics for territories excluding China and is currently in a Phase 1 clinical trial in cancer patients in China. We expect to have initial clinical data to present later this year or early next year and intend to use this data to initiate clinically relevant combination studies in biomarker-selected cancer patients at appropriate dose levels.

FL-302

FL-302 is a Claudin18.2/CD137 (also known as 4-1BB) bispecific antibody that is in preclinical development. A bispecific antibody contains binding sites directed to two different targets or two different locations on one target. CD137 (4-1BB) is an activating receptor found on T cells. FL-302 is able to bind simultaneously both Claudin18.2 on tumor cells and CD137 on T cells and enhance the anti-tumor activity of T cells in the tumor microenvironment. We believe that there is an opportunity to improve the activity of Claudin18.2 targeting antibodies through bispecific binding to T cell activation markers and generate additional synergy when used in combination with other immunotherapies, including immune checkpoint inhibitors and potentially DKN-01.

FL-302 is being developed through an exclusive license from NovaRock Biotherapeutics for territories excluding China.

FL-501

FL-501 is a monoclonal antibody in preclinical development that targets growth and differentiation factor 15 (GDF15), which is a cytokine that is produced at elevated levels in response to various stresses, including chronic inflammation, obesity, cardiovascular diseases, cancers, and chemotherapy treatment. High GDF15 expression is associated with cachexia including loss of appetite, nausea and weight loss, and is also a validated target with a successful randomized clinical trial from Pfizer. We are particularly interested in the role of GDF15 in promoting an immunosuppressive tumor micro-environment, much like DKK1, and the broad range of cancers including gastric, colorectal, pancreatic and prostate, where elevated GDF15 also correlates with poor prognosis.

FL-501 is being developed through the collaboration agreement with Adimab.

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

Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; to defend and enforce our patents; to preserve the confidentiality of our know-how and trade secrets; and to operate without infringing on the valid and enforceable patents and proprietary rights of third parties.

Our ability to prevent third parties from making, using, selling, offering to sell or importing competing products to ours, including a competitor to DKN-01 or FL-301, depends on the validity, enforceability and/or scope of our patents. We have several patents and patent applications relating to DKN-01 and its therapeutic uses, and possess substantial know- how relating to the development and commercialization of DKN-01. We are the licensee of patents and patent applications relating to DKN-01 and FL-301. We cannot be sure that any of our pending patent applications or future patent filings will lead to the issuance of new patents, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be adequate to protect our market.

We plan on pursuing in-licensing opportunities to develop, strengthen and maintain our proprietary position in our field. We expect to use trademark protection for our products as they are marketed.

Patents

We exclusively license from Eli Lilly and Company (“Lilly”), rights under 25 issued patents and 2 pending patent applications, all of which belong to the same patent family. The patents and applications in this patent family are directed to the composition of matter and use of DKN-01, and include (i) one issued U.S. Patent, (ii) issued patents in the following jurisdictions: Argentina, Australia, Canada, China, Eurasia, Europe, Gulf Cooperation Council, India, Israel, Japan, Lebanon, Macao, Mexico, New Zealand, Pakistan, Singapore, South Africa, Taiwan, Ukraine, Hong Kong and South Korea and (iii) pending applications in the following jurisdictions: Venezuela and Thailand. The base 20-year term for patents in this family would expire in 2030. The U.S. patent will expire 87 days after the base term due to patent term adjustment. Patent term extensions for delays in marketing approval may also extend the terms of patents in this family.

We own one issued U.S. Patent and pending applications directed to the use of a biomarker in patients receiving DKN-01 therapy in the following jurisdictions: Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Russia, Singapore and the United States. The issued U.S. Patent and any additional patents that may issue in the United States based on the pending U.S. Application will expire in 2037, absent any terminal disclaimer, patent term adjustment due to administrative delays by the United States Patent and Trade Office (“USPTO”) or patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act or Hatch-Waxman Amendment, and provided that all required maintenance fee payments are timely paid. Any patents that may issue in foreign jurisdictions will likewise expire in 2037, provided that all required annuities are timely paid.

We also own two additional patent families both directed to the treatment of cancer using DKN-01 in specific subpopulations of patients. In the first patent family, the patient subpopulation is defined by its DKK-1 expression level. Applications are pending in the following jurisdictions: the United States of America, China, Japan, South Korea, Australia, New Zealand, Canada, Hong Kong, Mexico, Brazil, Israel, India, Europe and Singapore. In the second patent family, the patient subpopulation is defined as harboring a specific genetic mutation. Applications are pending in the following jurisdictions: the United States of America, China, Japan, South Korea, Australia, New Zealand, Canada, Mexico, Brazil, Israel, Europe and Singapore.

Any patents that may issue in the United States based on the applications in these two patent families will expire in 2040, absent any terminal disclaimers, patent term adjustment due to administrative delays at the USPTO or patent term extension under the Hatch-Waxman Act, and provided that all required maintenance fee payments are timely paid. Any patents that may issue in foreign jurisdictions will likewise expire in 2040, provided that all required annuities are timely paid.

We also own one U.S. Provisional patent application directed to treatment of colorectal cancer using combination therapy comprising DKN-01 and additional therapeutic agents. If non-Provisional patent applications claiming the benefit of the pending U.S. Provisional patent application referenced above are filed in 2023, any patent that may issue from such applications will expire no earlier than 2043 absent any terminal disclaimer. Any patents issued in foreign jurisdictions will likewise expire in 2043.

We jointly own with BeiGene a pending international application filed under the PCT directed to the combination of DKN-01 and tislelizumab. Any patents that may be issued in the United States based on the pending application will expire in 2042, absent any terminal disclaimers, patent term adjustment due to administrative delays at the USPTO or patent term extension under the Hatch-Waxman Act, and provided that all required maintenance fee payments are timely paid. Any patents that may issue in foreign jurisdictions will likewise expire in 2042, provided that all required annuities are timely paid.

In addition, we exclusively license from NovaRock Biotherapeutics, Ltd. (“NovaRock”), the rights under one issued patent and pending patent applications, all of which belong to the same patent family. The patents and applications in this patent family are directed to the composition of matter and use of FL-301, and include (i) one issued U.S. Patent, and (ii) pending applications in the following jurisdictions: :Australia, Canada, Eurasia, Europe, Japan, South Korea, Singapore, and the United States of America . The granted US patent and any additional patents that may issue in the United States based on the pending U.S. Application will expire in 2040, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act or Hatch-Waxman Amendment, and provided that all required maintenance fee payments are timely paid. Any patents that may issue in foreign jurisdictions will likewise expire in 2040, provided that all required annuities are timely paid.

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

The term of a U.S. patent may be eligible for patent term extension under the Hatch-Waxman Act, to account for at least some of the time a product is under development and regulatory review after the patent is granted. With regard to a product for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of protection of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved product, an FDA-approved method of treatment using the product, and/or a method of manufacturing the FDA-approved product. The extended protection cannot exceed the shorter of five years beyond the non-extended expiration of the patent or fourteen years from the date of the FDA approval of the product. Some foreign jurisdictions, including Europe, have patent extension provisions (e.g., supplementary protection certificates), which allow for extension of the protection of a patent that covers a drug approved by the applicable foreign regulatory agency. In the future, if and when DKN-01 or any of our other products receives FDA approval, we expect to apply for patent term extension to extend the protection of one of our U.S. patents covering the product, its use, or a method of manufacturing this product. We also may pursue extensions in foreign jurisdictions where applicable.

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

Lonza License Agreement

On May 28, 2015, we entered into a license agreement with Lonza Sales AG (the “Lonza Agreement”), pursuant to which Lonza granted us a world-wide, non-exclusive license for certain intellectual property rights relating to a gene expression system, solutions of nutrients used in mammalian cell culture and related know-how and patent rights to use, test, develop, manufacture, market, sell, offer for sale, distribute, import and export DKN-01. Such license includes a right to sublicense to (i) a competing contract manufacturer solely for the purpose of such manufacturer producing DKN-01 and (ii) our affiliates and strategic partners solely for undertaking commercial activities.

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

NovaRock License Agreement

On August 13, 2021, we entered into a strategic partnership and license agreement with NovaRock Biopharmaceuticals, Inc. (the “NovaRock Agreement”), pursuant to which NovaRock granted us a world-wide, excluding the People’s Republic of China, Hong Kong, Macau, and Taiwan, exclusive license for certain intellectual property rights relating to FL-301 and FL-302. Such license includes a right to sublicense. Pursuant to the NovaRock Agreement, we agreed to pay NovaRock milestones upon the completion of development, regulatory and sales milestones for up to three different products (FL-301, FL-302 and potentially one additional target), along with a royalty in the mid-single digits of net sales of each product in the territory during the applicable royalty term, with certain adjustments to be made to the royalty rate in connection with the lack of coverage by a valid claim in the NovaRock patents, sales of biosimilar products, and third party intellectual property licenses. We have not yet paid any royalties to NovaRock pursuant to this agreement.

The royalty term, with respect to each country in which a product is sold, on a country -by-country and product-by-product basis, begins on the first commercial sale of the product in the country and the later of (i) the expiration of the last-to-expire issued patent included within the patents licensed under the NovaRock Agreement having a valid claim covering the sale of the product in such country, and (ii) the tenth anniversary of the first date of commercial sale of the product in the territory.

The term of the NovaRock Agreement began on August 13, 2021, and, unless earlier terminated pursuant to the termination provisions described below, will continue on a product-by-product and country-by-country basis until we have no remaining royalty or other payment obligations in a specific country. Upon expiration in a given country, the licenses granted with respect to such country shall become fully paid up, perpetual and irrevocable.

We may terminate the NovaRock Agreement on a product-by-product basis (i) at any time without cause upon ninety (90) days written notice to NovaRock or (ii) upon material breach of the NovaRock Agreement by NovaRock upon sixty (60) days written notice to NovaRock, unless NovaRock cures such breach or violation during such sixty (60) day period, which shall be shortened to a thirty (30) day cure period for breaches of payment obligations. NovaRock may terminate the agreement on a product-by-product basis upon our material breach of the NovaRock Agreement upon sixty (60) days written notice to us, unless we cure such breach or violation during such sixty-day period, which shall be shortened to a thirty (30) day cure period for breaches of payment obligations. Either party may terminate the NovaRock Agreement with immediate effect if the other party enters into bankruptcy or takes similar action.

In the event of termination of the NovaRock by either party, all rights under the licensed intellectual property rights will terminate and immediately and automatically revert to NovaRock.

The NovaRock Agreement also contains certain standard representations and warranties and certain standard confidentiality and indemnification provisions.

Adimab Collaboration Agreement

On August 10, 2020, we entered into a collaboration agreement with Adimab, LLC (the “Adimab Agreement”), pursuant to which Adimab will conduct research programs to develop monoclonal antibodies to certain targets identified by us and provide us with an option to acquire exclusive rights to such antibodies. Upon payment of an option fee, on a product-by-product basis, Adimab will grant us a world-wide, exclusive license for, or assign ownership to us of, certain intellectual property rights and grant us a non-exclusive license with respect to the Adimab platform technology. Each such license includes a right to sublicense. Pursuant to the Adimab Agreement, after exercising an option and making the option payment, we agreed to pay Adimab milestones upon the completion of clinical development and regulatory milestones, along with a royalty in the low-single digits of net sales of each product during the applicable royalty term, with certain adjustments to be made to the royalty rate in connection with third person intellectual property or a challenge to the royalty term. FL-501 was discovered under the Adimab Agreement and is in the evaluation phase. We have not yet paid any option payments or royalties to Adimab pursuant to this agreement.

The royalty term, with respect to each country in which a product is sold, on a country-by-country and product-by-product basis, begins on the first commercial sale of the product in the country and the later of (i) the expiration of the last-to-expire issued patent included within the patents licensed under the Adimab Agreement having a valid claim covering the sale of the product, and (ii) the twelfth anniversary of the first date of commercial sale of the product in the country.

The term of the Adimab Agreement began on August 10, 2020, and, shall, unless earlier terminated pursuant to the termination provisions described below, expire (a) in the event that no option payment is made by us on any program under the Adimab Agreement, the conclusion of the last-to-expire evaluation term or (b) in the event that an option is exercised, on a country-by-country basis until we have no remaining royalty payment obligations in a specific country. Upon expiration in a given country, the licenses granted with respect to such country shall become fully paid up, perpetual and irrevocable.

Either we or Adimab may terminate the Adimab Agreement for the material breach of this Agreement by the other Party, if such breach remains uncured ninety (90) days following notice. If the Adimab Agreement expires or terminates (other than following an option exercise after all applicable royalties have been paid), we shall not research, develop or commercialize any Adimab-related product except as if it were part of the Adimab Agreement, and we shall not grant any right or options to any third party regarding any Adimab-related product. If we have entered into any sublicense and the Adimab Agreement is terminated, then such sublicenses will survive the termination of the Adimab Agreement and become direct licenses with Adimab.

If Adimab terminates the Adimab Agreement for our uncured material breach, then we shall assign to Adimab all right, title and interest in and to the intellectual property and all data with respect to Adimab-related products, transfer cell lines and manufacturing information to Adimab, transfer all filings with regulatory authorities, and Adimab shall pay us a royalty in low single digits.

The Adimab Agreement also contains certain standard representations and warranties and certain standard confidentiality and indemnification provisions.

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

Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. For example, Novartis, Merck, Amgen, and Pfizer are all currently developing or have previously been developing anti-DKK1 monoclonal antibodies. In addition, Astellas, Zai Labs, Amgen, Transcenta, and Elevation Oncology, among other companies, are all currently developing or have developed antibodies targeting Claudin18.2. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Manufacturing and Distribution

We do not have, and we do not currently plan to acquire or develop, the facilities or capabilities to manufacture clinical trial material for use in human clinical trials or finished drug product for commercialization. We depend on third-party contract manufacturers (“CMOs”), for the production of clinical trial material for our studies. Our DKN-01 bulk drug substance (“DS”), is produced at our CMO, ThermoFisher Scientific, which is required to comply with the FDA’s Current Good Manufacturing Practice (“cGMP”) regulations. Our finished drug product is produced at a contract fill/finisher provider, which is also required to comply with cGMP regulations. Our FL-301 clinical trial material was manufactured at WuXi Biologics, a global CMO. We have personnel with significant technical, manufacturing, analytical, quality and project management experience to oversee our third-party CMOs and to manage manufacturing and quality data and information for regulatory compliance purposes.

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

We have not yet established a sales, marketing or product distribution infrastructure because our lead candidates are still in clinical development. We eventually may, however, choose to build (or obtain through strategic acquisition) our own sales and marketing team to commercialize some or all of our products if they receive FDA approval and if it is in our long -term interests. We may choose to enter into distribution agreements with strategic partners with their own robust distribution channels for the United States, Europe, Japan, and other territories.

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

FDA Regulation

In the United States, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Public Health Services Act (“PHSA”), and their implementing regulations. Any product we may develop must be cleared by the FDA before it is marketed in the United States. The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s Good Laboratory Practice (“GLP”), regulations;
●	submission to the FDA of an Investigational New Drug application (“IND”), which must become effective before human clinical trials may begin;
●	approval by an Institutional Review Board (“IRB”), for each clinical site, or centrally, before each trial may be initiated;
●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed product candidates for its intended use, performed in accordance with GCPs;
●	development of manufacturing processes to ensure the product candidate’s identity, strength, quality, and purity;
●	submission to the FDA of a Biologics License Application (“BLA”);
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the products are produced to assess compliance with cGMPs, and to assure that the facilities, methods, and controls are adequate to preserve the therapeutic’s identity, strength, quality, and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites and selected clinical investigators to determine GCP compliance; and
●	FDA review and approval of the BLA to permit commercial marketing for particular indications for use.

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

Information about certain clinical trials, including a description of the study and study results, must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their clinicaltrials.gov website.

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

During the development of a new therapeutic, a sponsor may be able to request a Special Protocol Assessment (“SPA”), the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of product approval and an efficacy claim as well as preclinical carcinogenicity trials and stability studies. An SPA may only be modified with the agreement of the FDA and the trial sponsor, or if the director of the FDA reviewing division determines that a substantial scientific issue essential to determining the safety or efficacy of the product was identified after the testing began. An SPA is intended to provide assurance that, in the case of clinical trials, if the agreed upon clinical trial protocol is followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of a BLA. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPAs are not binding on the FDA if, among other reasons, previously unrecognized public health concerns arise during the performance of the clinical trial, other new scientific concerns regarding the product candidate’s safety or efficacy arise, or if the sponsoring company fails to comply with the agreed upon clinical trial protocol.

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

In addition, under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration, must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

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

Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA has set the review goal of completing its review of 90% of all applications within ten months from the 60-day filing date for its initial review of an initial BLA. Such deadlines are referred to as the PDUFA date. The PDUFA date is only a goal, thus, the FDA does not always meet its PDUFA dates. The review process and the PDUFA date may also be extended if the FDA requests or the sponsor otherwise provides substantial additional information or clarification regarding the submission.

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

After evaluating the BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter (“CRL”). If a CRL is issued, the applicant may either: resubmit the BLA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval and describes all of the specific deficiencies that the FDA identified in the BLA. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the BLA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.

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

Biosimilars, Orphan Drugs, and Exclusivity

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires a high similarity to the reference product notwithstanding minor differences in clinically inactive components, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the FDA. There must be no difference between the reference product and a biosimilar product in conditions of use, route of administration, dosage form, and strength. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation which are still being evaluated by the FDA.

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

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if the product will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapies based on efficacy, safety, or public health factors. If Fast Track designation is obtained, sponsors may be eligible for more frequent development meetings and correspondence with the FDA. In addition, the FDA may initiate reviews of certain sections of an application before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. In some cases, a Fast Track product may be eligible for accelerated approval or priority review. On September 24, 2020, the FDA granted Fast Track designation to DKN-01 for the treatment of patients with gastric and gastroesophageal junction adenocarcinoma whose tumors express high DKK1, following disease progression on or after prior fluoropyrimidine- and platinum- containing chemotherapy and if appropriate, human epidermal receptor growth factor (HER2)/neu targeted therapy.

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

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act (“FDASIA”), enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy”. A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Products designated as breakthrough therapies are eligible for the Fast Track designation features as described above, intensive guidance on an efficient development program beginning as early as Phase 1 trials, and a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative, cross-disciplinary review.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Post-approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements related to manufacturing, recordkeeping, and reporting, including adverse experience reporting, shortage reporting, periodic reporting, product sampling and distribution, advertising, marketing, promotion, certain electronic records and signatures, and post-approval obligations imposed as a condition of approval, such as Phase 4 clinical trials, REMS, and surveillance to assess safety and effectiveness after commercialization.

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

Moreover, the enacted Drug Quality and Security Act (“DQSA”) imposes obligations on manufacturers of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, will be required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers must also verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this legislation, manufacturers will have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are and will be imposed through this legislation on other companies within the biopharmaceutical product supply chain, such as distributors and dispensers.

Adverse event reporting and the submission of periodic reports, including annual reports and deviation reports, are required following FDA approval of a BLA. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in significant regulatory actions. Such actions may include refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, cyber letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, debarment from receiving government contracts, new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties, including fines and imprisonment, and result in adverse publicity, among other adverse consequences.

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

Research and Development Expenses

Our total research and development expenses were $45.0 million and $32.2 million, during the years ended December 31, 2022 and 2021, respectively. See Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional details regarding our research and development activities.

Employees

As of December 31, 2022, we had 44 full-time employees, including 33 in research and development and 11 in general and administrative roles. We have 3 employees who have an M.D., 12 employees who have a Ph.D., 1 employee who has a JD, and 11 employees with a master’s degree. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

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

We are a clinical-stage biopharmaceutical company with a limited operating history on which to base your investment decision. Investment in our biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that our lead product candidates, DKN-01 and FL-301, or any other products will fail to gain regulatory approval or become commercially viable. We do not currently have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales. We have incurred significant research, development and other expenses related to our ongoing operations.

As a result, we have not been profitable to date and have incurred losses in every reporting period since our inception in 2011. For the year ended December 31, 2022, we reported a net loss of $54.6 million, and had an accumulated deficit of $318.2 million at December 31, 2022.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue the research and development of, and seek regulatory approvals for DKN-01, FL-301 and our preclinical programs, and as we potentially begin to commercialize DKN-01 and FL-301, if either product receives regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If DKN-01 or FL-301 fails in clinical trials or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We currently have no source of product revenue and may never become profitable.

We have not generated any product revenues, and we have no commercial products. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully gain regulatory approval and commercialize DKN-01, FL-301, our preclinical programs, or other product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval, we do not know when we will generate revenue from product sales, if at all. Our ability to generate revenue from product sales from any product candidates also depends on a number of additional factors, including but not limited to, our ability to:

●	initiate and successfully complete development activities, including enrollment of study participants and completion of the necessary clinical trials;
●	complete and submit new drug applications (“NDAs”), or biologics license applications (“BLAs”) to the FDA and obtain regulatory approval for indications for which there is a commercial market;
●	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;
●	make or have made commercial quantities of our products at acceptable cost levels;
●	develop a commercial organization capable of manufacturing, sales, marketing and distribution for any products we intend to sell ourselves in the markets in which we choose to commercialize on our own; and
●	obtain adequate pricing, coverage and reimbursement from third parties, including government and private payors.

In addition, because of the numerous risks and uncertainties associated with product development, including that our product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability.

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may be unable to complete the development and potential commercialization of DKN-01 or FL-301 or acquire other products.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of DKN-01 and FL-301 and launch and commercialize our product candidates, if we receive regulatory approval. We will require additional capital for further development and potential commercialization. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

●	receipt of stockholder approval for the conversion of the Series X Non-Voting Convertible Preferred Stock (the “Series X Preferred Stock”) into common stock within six months of the date of issuance of the Series X Preferred Stock;
●	initiation, progress, timing, costs and results of pre-clinical studies and clinical trials for our product candidates;
●	costs and timing of additional clinical trial and commercial manufacturing activities;
●	clinical development plans we establish for DKN-01, FL-301 and any other future product candidates;
●	preclinical development plans we establish for FL-302, FL-501 and any other future product candidates;
●	number and characteristics of any new product candidates that we in-license and develop;
●	outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;
●	costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;
●	effect of competing product candidates and market developments; and
●	costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

If we are unable to fund our operations or otherwise capitalize on our business opportunities due to a lack of capital, our ability to become profitable will be compromised.

If we fail to obtain the required stockholder approval to convert the Series X Preferred Stock into common stock, we may be required to redeem the shares of Series X Preferred Stock at their as-converted fair market value.

In connection with the merger with Flame and pursuant to the Certificate of Designation of the Series X Preferred Stock, if stockholder approval for the conversion of the Series X Preferred Stock to common stock (the “Stockholder Approval”) is not obtained from the holders of our common stock within six months from the date of issuance of the Series X Preferred Stock, the Company will have an obligation to settle all of the then-outstanding shares of Series X Preferred Stock for cash at fair value. There can be no assurance that the Stockholder Approval will be received. Failure to receive the Stockholder Approval within six months from the date of issuance of the Series X Preferred Stock would have a material adverse effect on our financial position, and we could be forced to seek additional funding, which may not be available on acceptable terms or at all, or reduce or eliminate certain clinical trials, programs and operating expenses, which would adversely affect our business prospects.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates.

Until we can generate substantial revenue from product sales, if ever, we expect to seek additional capital through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements, and mergers with other companies. To the extent that we raise additional capital through the sale or issuance of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves. If we raise additional funds through strategic collaborations and alliances, licensing arrangements, or mergers with third parties, we may have to relinquish valuable rights to our product candidates in particular countries, or grant licenses on terms that are not favorable to us.

Risks Related to Our Business and Industry

Our recent acquisition of Flame Biosciences may not be successfully integrated into our operations or may not achieve its desired benefits.

On January 17, 2023, we acquired Flame Biosciences, a privately-held biotechnology company, and their clinical stage program FL-301, two preclinical programs FL-302 and FL-501, and cash balance. We have no experience with external acquisitions of companies, and there can be no assurance that the merger will achieve its intended benefits in broadening our development pipeline and extending our cash runway. The combined company may fail to realize the anticipated benefits of the merger for a variety of reasons, including the following:

●	failure to successfully manage relationships with strategic partners, including NovaRock and Adimab;
●	failure of the FL-301 first-in-human clinical trial in China being managed by NovaRock to demonstrate safety and desired levels of activity;
●	failure of manufacturing campaigns for FL-301 and our preclinical programs to supply material for preclinical testing and clinical trials;
●	inability to hire additional personnel to staff the new product development programs;
●	inexperience with developing bispecific monoclonal antibodies;
●	competition with other pharmaceutical and biotechnology companies on similar targets; and
●	inflation increasing our expected costs of preclinical and clinical development.

Unstable banking, market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

On March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) issued a press release stating that Silicon Valley Bank, Santa Clara, California (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. We maintained several accounts at SVB including checking accounts, cash deposits accounts, and cash sweep accounts that are invested in money market funds for which another banking institution is the custodian. We also maintain similar accounts at other banks. We may, from time to time, have bank deposits in excess of FDIC insured amounts. If one or more of the banks in which we have accounts were to fail, or if the treatment of our cash sweep accounts were called into question in a bank receivership, it could have a disruptive impact on our business operations and could have a material adverse effect on our overall financial position.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, due to inflation and economic pressures, the costs of our clinical trials and other development activities have increased substantially and may continue to increase. In addition, the ongoing COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

The ongoing outbreak of COVID-19 could have a material adverse impact on our business and operations, including on our development of our lead product candidates, DKN-01 and FL-301.

As a result of the continuing COVID-19 pandemic, we may experience disruptions that could severely affect our business, including our plans to clinically develop our clinical stage product candidates, DKN-01 and FL-301. We are continuing to monitor and assess the real and potential effects of the COVID-19 pandemic on our business, including with respect to our development of DKN-01 and FL-301. However, the ultimate extent to which COVID-19 continues to impact our business will depend upon future developments which are highly uncertain and cannot be accurately predicted at this time.

The failure of BeiGene to perform its obligations to supply tislelizumab for the DisTinGuish trial could negatively impact our business.

In March 2023, BeiGene notified us that they did not intend to exercise their option under the Exclusive Option and License Agreement for DKN-01. BeiGene committed to continue the clinical collaboration testing DKN-01 in combination with tislelizumab in patients with gastric cancer and to provide tislelizumab drug supply for the DisTinGuish trial. If BeiGene were to delay or fail to supply tislelizumab, it could have a material adverse affect on our ability to complete the study as designed and on our business as a whole.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

The results of preclinical studies, preliminary study results, and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials or the ultimately completed trials. For instance, while we have early clinical trial results for our clinical studies of DKN-01 in esophagogastric cancer and gynecologic cancer, additional clinical trials are still ongoing and will be needed for the registration of DKN-01. Moreover, these results may not be representative of the ultimate study population. The ultimate study results of our ongoing or future trials may be different than the ones we have seen to date. Additionally, the clinical trials conducted to date were relatively small, open -label, uncontrolled studies. Preliminary and final results from such studies may not be representative of study results that are found in larger, controlled, blinded, and longer-term studies.

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

We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or adversely affect our existing or future development programs, including:

●	we may have delays in identifying and adding new investigators or clinical trial sites, we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and our third-party clinical research organizations (“CROs”) or we may experience a withdrawal of clinical trial sites;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment may be slower than we anticipate or participants may drop out at a higher rate than we anticipate;
●	clinical trials of our product candidates may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical significance, and we may decide to conduct additional clinical trials or abandon product development programs;
●	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development;
●	the cost of clinical trials of our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial;
●	the supply or quality of the clinical trial material of our product candidates may be insufficient or inadequate to conduct clinical trials; and
●	there may be changes to the therapies which we are administering in combination with our product candidates or changes to standards of care, which require that we change our study design, or otherwise halt, discontinue or delay our clinical studies.

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

In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Any such change may require us to amend our clinical trial protocols, conduct additional studies that require regulatory or IRB approval, or otherwise cause delays in the approval or rejection of an application. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Moreover, we have only completed single-arm, uncontrolled studies for DKN-01, and FL-301 is in its first-in-human clinical trial. Both DKN-01 and FL-301 will require additional preclinical and clinical development, as well as additional manufacturing development before we will be able to submit a marketing application to the FDA. Moreover, should the FDA determine that a companion diagnostic device is required for use of our product candidates or should we decide to pursue the development of a companion diagnostic device for the use of our product candidates, further development work would be required for such a device, including, possibly the approval of an Investigational Device Exemption for the study of such a device from the FDA, compliance with the FDA’s device regulations, and either FDA clearance or approval of the device for commercial use. Such development would require additional time and expense and be subject to the risk of FDA non-approval or clearance of the diagnostic. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or the ability of any of our future collaborators to generate revenue from the particular product candidate, which could result in significant harm to our financial position and adversely impact our stock price.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, marketing, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency (“EMA”), and similar regulatory authorities outside the United States and Europe. Failure to obtain marketing approval for a product candidate will prevent us from commercializing that product candidate. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on CROs and consultants to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity, and potency for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the relevant regulatory authorities.

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

Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays or limitations in the approval of or the decision not to approve an application. It is possible that neither of our clinical stage product candidates, DKN-01 and FL-301, nor any product candidates we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us or any future collaborators to commence product sales.

Finally, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications or uses than we request, may require significant safety warnings, including black box warnings, contraindications, and precautions, may grant approval contingent on the performance of costly post-marketing clinical trials, surveillance, or other requirements, including risk evaluation and mitigation strategies (“REMS”), to monitor the safety or efficacy of the product, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of these scenarios could compromise the commercial prospects for our product candidates.

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

We may not be able to initiate or continue conducting clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications or use the same mechanism of action as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:

●	the size and nature of the patient population;
●	the severity of the disease under investigation;
●	the eligibility criteria for, and design of, the clinical trial in question, including factors such as frequency of required assessments, length of the study and ongoing monitoring requirements;
●	the perceived risks and benefits of the product candidate under study, including the potential advantages or disadvantages of the product candidate being studied in relation to other available therapies;
●	competition in recruiting and enrolling patients in clinical trials;
●	the patient referral practices of physicians;
●	patients’ ability to comply with the specific instructions related to the trial protocol, proper documentation, and use of the biologic product;
●	our inability to obtain or maintain patient informed consents;
●	the risk that enrolled patients will drop out before completion or not return for post-treatment follow-up;
●	the ability to monitor patients adequately during and after treatment; and

●	the proximity and availability of clinical trial sites for prospective patients.

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

Risks Related to the Development and Commercialization of Our Product Candidates

The therapeutic safety and efficacy of DKN-01 and FL-301 are unproven, and we may not be able to successfully develop and commercialize any of our products.

Both of our clinical stage products, DKN-01 and FL-301, are novel monoclonal antibodies and their potential benefit as a therapeutic cancer drug is unproven. Our ability to generate revenues from product sales, which we do not expect will occur in the short term, if ever, will depend on successful development and commercialization after approval, if achieved, which is subject to many potential risks. DKN-01 and FL-301 may interact with human biological systems in unforeseen, ineffective or harmful ways. If our products are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to be ineffective in later stage studies or cause side effects that prevented further development of the compound. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third party licensing or collaboration transactions with respect to, or successfully commercialize DKN-01 or FL-301, in which case we will not achieve profitability and the value of our stock may decline.

Our future success is heavily dependent on the success of DKN-01.

We do not have any products that have gained regulatory approval. Currently, our most advanced clinical-stage product candidate is DKN-01, and it is currently in its first randomized, controlled clinical trial. As a result, our business is substantially dependent on our ability to successfully develop, form strategic partnerships for, obtain regulatory approval for, and, if approved, to successfully commercialize DKN-01. We must demonstrate, with substantial evidence gathered in preclinical studies and well-controlled clinical trials, that the product is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Even if DKN-01 were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations, such as use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may discover, in-license, develop or acquire in the future. If we are unable to successfully develop or commercialize our products, we may not be able to earn sufficient revenues or generate sufficient funding to continue our business.

We face substantial competition from much larger competitors, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.

The development and commercialization of new drug products is highly competitive, especially in the oncology space in which we operate. We face competition with respect to DKN-01 and FL-301, and will likely face competition with respect to any other product candidates that we may seek to develop in the future, from major pharmaceutical companies and biotechnology companies worldwide. There are several companies that are marketing drugs and testing product candidates in the same cancer indications as we are. Some of these competitive products and therapies are based on scientific mechanisms of action that are the same as or similar to our approaches for DKN-01 and FL-301. For example, Novartis, Merck, Pfizer, and Amgen have previously been developing anti-DKK1 monoclonal antibodies. In addition, Astellas, Zai Labs, Amgen, Transcenta, and Elevation Oncology, among other companies, are all currently developing or have developed antibodies targeting Claudin18.2.

More established companies may have a competitive advantage over us due to their greater size, cash flows, and institutional experience. Compared to us, many of our competitors may have significantly greater financial, technical, and human resources. As a result of these factors, our competitors may obtain regulatory approval of their products before we are able to, which may limit our ability to develop or commercialize DKN-01 and FL-301. Our competitors may also develop drugs that are safer, more effective, more widely used, and/or cheaper than ours, and may also be more successful than us in manufacturing and marketing their products. These advantages could render our product candidates non-competitive before we can recover the expenses of development and commercialization.

We may acquire other assets, form collaborations or make investments in other companies or technologies, that could harm our operating results, dilute our stockholders’ ownership, or cause us to incur significant expense.

As part of our business strategy, we intend to pursue acquisitions of assets, including preclinical or clinical stage product candidates, or enter into strategic alliances and collaborations to expand our existing programs and operations, such as we did with the merger with Flame Biosciences. We may not realize the anticipated benefits of any such transaction, any of which could have a detrimental effect on our financial condition, results of operations and cash flows. We may not be able to consistently find suitable acquisition candidates, and we may not be able to integrate these acquisitions successfully into our existing business. Any integration of an acquired company or assets may also disrupt our ongoing operations, expose us to additional liabilities, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, and require intensive management resources.

To finance any acquisitions or collaborations, we may choose to issue shares of our common stock as consideration. Any such issuance of shares would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other assets or companies or fund a transaction using our stock as consideration. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.

Risks Related to Our Dependence on Third Parties

We rely on NovaRock to perform its obligations under the NovaRock Agreement and to complete the clinical trial for FL-301 in China

Pursuant to the terms of the NovaRock Agreement, NovaRock retained the right to develop, manufacture and commercialize FL-301 and FL-302 in the People’s Republic of China, Hong Kong, Macau, and Taiwan. We expect to rely on NovaRock to manage the manufacturing of FL-301 and FL-302 at their CMO, to execute the ongoing clinical trial of FL-301 in cancer patients in China, and to participate in joint research and development activities for FL-301 and FL-302. We will have limited influence over their performance. The failure of NovaRock to successfully carry out its contractual development responsibilities could substantially harm our development of FL-301 and FL-302 and adversely affect our business.

We rely on BeiGene to supply tislelizumab for the DisTinGuish trial

As part of our collaboration with BeiGene, we rely on BeiGene to supply tislelizumab for the DisTinGuish trial and will have limited influence over their performance. The failure of BeiGene to supply tislelizumab for the DisTinGuish trial could substantially harm our ability to complete the DisTinGuish trial which could delay our DKN-01 development activities and adversely affect our business.

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

Our reliance on these third parties for development activities reduces our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocols, legal, regulatory, and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and applicable protocols for that trial and for ensuring that our preclinical trials are conducted in accordance with Good Laboratory Practice Standards (“GLPs”), as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with Good Clinical Practices, commonly referred to as GCPs, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our CROs fail to comply with applicable GCPs or other regulatory requirements, we or our CROs may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Although we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects, and results of operations.

If the contract manufacturers upon whom we rely fail to produce our product candidates or components in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to biopharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our product candidates and may lose potential revenues.

We do not manufacture any of our product candidates, and we do not currently plan to develop any capacity to do so. We utilize third-party contract manufacturing organizations (“CMOs”), to manufacture the clinical trial material of DKN-01 and expect to do so for commercial products, if approved. We do not have any long-term commitments from our CMOs for clinical trial material or guaranteed prices for our product candidates. Any delays in obtaining adequate supplies with respect to our product candidates will delay the development or commercialization of our product candidates.

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

In addition, all CMOs of our product candidates and therapeutic substances must comply with cGMP requirements enforced by the FDA that are applicable to both finished products and their active components used both for clinical and commercial supply, through its facilities inspection program. Our CMOs must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the agency. Our CMOs will also be subject to continuing FDA and other regulatory authority inspections should we receive marketing approval. Further, we, in cooperation with our CMOs, must supply all necessary chemistry, manufacturing, and control documentation in support of a BLA on a timely basis. The cGMP requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our product candidates and therapeutic substances may be unable to comply with our specifications, these cGMP requirements and with other FDA, state, and foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of product candidates that may not be detectable in final product testing. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they may not be able to secure or maintain regulatory approval for their manufacturing facilities. Any such deviations may also require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

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

As a biopharmaceutical company, we are subject to many federal and state healthcare laws in the United States and healthcare and data protection laws around the world. If we or our operations are found to be in violation of any federal or state healthcare law, global general data protection laws, or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal, or administrative penalties, damages, fines, disgorgement, debarment from government contracts and/or refusal of orders under existing contracts, exclusion from participation in U.S. federal or state health care programs, corporate integrity agreements, or the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including but not limited to, exclusions from participation in government healthcare programs, which could also materially adversely affect our business.

Although an effective compliance program can mitigate the risks of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable privacy, security, and fraud laws may prove to be costly. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

The patent positions of biotechnology and pharmaceutical companies generally are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation. As a result, the scope, validity, enforceability, and commercial value of our patents, including those patent rights licensed to us by third parties, are highly uncertain. The steps we or our licensors have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, both inside and outside the U.S. Further, the examination process may require us or our licensors to narrow the claims for our pending patent applications and those of our licensors, which may limit the scope of patent protection that may be obtained if these applications issue. The rights already granted under any of our currently issued patents or those licensed to us and those that may be granted under future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. If we or our licensors are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize technology and products similar or superior to ours, and our ability to successfully commercialize our technology and products may be adversely affected. It is also possible that we or our licensors will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection for them.

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

Our pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, issued patents that we own or have licensed from third parties may be challenged in the courts, administrative agencies or patent offices in the U.S. and abroad. Such challenges may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection for our technology and products. Protecting against the unauthorized use of our or our licensors’ patented technology, trademarks and other intellectual property rights is expensive, difficult and may in some cases not be possible. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult.

Risks Related to our Common Stock

Our share price has been low and volatile. If our share price continues to be low and volatile, we could be subject to securities class action litigation and our stockholders could incur substantial losses.

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

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general, and Nasdaq in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If in the future any of our stockholders brought a lawsuit against us, we could incur significant legal expenses, settlement costs or damage awards that are not covered by, or exceed the limits of, our available directors’ and officers’ liability insurance, which could adversely impact our financial condition, results of operations or cash flows. Such a lawsuit could also divert the time and attention of our management.

We were previously an “emerging growth company” and are still a “smaller reporting company,” and we take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in our common stock being less attractive to investors.

Prior to January 1, 2023, we were an “emerging growth company,” as defined in the JOBS Act, and we took advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As of January 1, 2023, we are no longer an emerging growth company, however, we still continue to qualify as a “smaller reporting company” which will allow us to take advantage of scaled disclosure requirements. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, our stock price may be more volatile and it may be difficult for us to raise additional capital as and when we need it. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Our business is subject to changing regulations for corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

Each year we are required to evaluate our internal controls systems in order to allow management to report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act. As a result, we continue to incur additional expenses and expend our management’s time to comply with these regulations. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

Sales of a substantial number of shares of our common stock in the public market by our stockholders, particularly the former Flame shareholders, could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In the merger with Flame, we issued approximately 19,794,373 shares of our common stock and 136,833 shares of Series X Non-Voting Convertible Preferred Stock, which are convertible into approximately 136,833,000 shares of common stock upon approval by our shareholders, to the former shareholders of Flame. These were issued as unregistered securities, and we have committed to file a resale registration statement on Form S-3 to permit the resale of these shares. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. Substantial sales of common stock by our stockholders, particularly those who acquired their shares through the merger with Flame, could have a material adverse effect on the trading price of our common stock.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.Properties.

We have leased our principal offices in Cambridge, Massachusetts covering approximately 7,667 square feet of space. In November 2018, we entered into a lease through April 30, 2022. On May 16, 2022, we entered into a Third Amendment to Lease and extended the lease through July 31, 2024.

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

Holders of Record

As of March 20, 2023, there were approximately 82 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Acquisition of Flame Biosciences

On January 17, 2023, we acquired Flame Biosciences, Inc., a Delaware corporation (“Flame”), in accordance with the terms of an Agreement and Plan of Merger. Pursuant to the merger, we issued an aggregate of approximately 19,794,373 shares of Common Stock, and approximately 136,833 shares of Series X Non-Voting Convertible Preferred Stock to the shareholders of Flame. Subject to and upon the requisite approval of our stockholders, each share of Series X Preferred Stock shall convert into 1,000 shares of Common Stock.

The securities issued and sold in connection with the merger are exempt from registration under the Securities Act in reliance on Section 4(a)(2) thereof and Regulation D promulgated thereunder. Each Flame shareholder was either (i) an “accredited investor” as defined in Rule 501(a)(1), (a)(2), (a)(3), (a)(7) or (a)(8) under the Securities Act or (ii) a “qualified institutional buyer” as defined in Rule 144A(a) under the Securities Act and acquired the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. The securities were not issued through any general solicitation or advertisement.

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

Overview

We are a biopharmaceutical company developing biomarker-targeted antibody therapies designed to treat patients with cancer by inhibiting fundamental tumor-promoting pathways, targeting cancer-specific cell surface molecules, and harnessing the immune system to attack cancer cells. Our strategy is to identify, acquire, and develop molecules that will rapidly translate into high impact therapeutics that generate durable clinical benefit and enhanced patient outcomes.

Our lead clinical stage program is DKN-01, a monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. We are currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, gynecologic cancers, or colorectal cancer. Our second clinical stage program is FL-301, a monoclonal antibody that targets cells that express Claudin18.2 on their cell surface. We also have two preclinical antibody programs, FL-302 and FL-501.

We intend to apply our extensive experience identifying and developing transformational products to build a pipeline of programs that have the potential to change the practice of cancer medicine.

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

We have incurred net losses in each year since our inception in 2011. Our net loss was $54.6 million for the year ended December 31, 2022 and $40.6 million for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of approximately $318.2 million. Our net losses have resulted primarily from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and have operating losses for at least the next several years as we:

●	continue the development of our product candidates, DKN-01, FL-301, FL-302 and FL-501;
●	seek to obtain regulatory approvals for our product candidates;
●	outsource the manufacturing of our product candidates for clinical trials and any indications for which we receive regulatory approval;
●	contract with third parties for the sales, marketing and distribution of DKN-01 for any indications for which we receive regulatory approval;
●	maintain, expand and protect our intellectual property portfolio;
●	continue our research and development efforts;
●	add operational, financial and management information systems and personnel, including personnel to support our product development efforts; and
●	operate as a public company.

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

As of December 31, 2022, we had cash and cash equivalents of $65.5 million. We believe that our cash and cash equivalents as of December 31, 2022, together with the approximately $50.0 million in cash and cash equivalents acquired in the merger with Flame, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the filing of this Annual Report on Form 10-K. See “—Liquidity and Capital Resources.”

In connection with the merger with Flame and pursuant to the Certificate of Designation of the Series X non-voting convertible preferred stock (“Series X Preferred Stock”), if stockholder approval for the conversion of the Series X Preferred Stock to common stock (the “Stockholder Approval”) is not obtained from the holders of our common stock within six months from the date of issuance of the Series X Preferred Stock, the holders of the Series X Preferred Stock may require us to settle all of the then-outstanding shares of Series X Preferred Stock for cash at fair value. We fully expect the vote to pass and for the Series X Preferred Stock to convert into common stock. However, there can be no assurance that the Stockholder Approval will be received. If we fail to receive the Stockholder Approval within six months from the date of issuance of the Series X Preferred Stock and are required to settle then-outstanding shares of Series X Preferred Stock for cash at fair value, our financial position would be materially adversely affected and we would be forced to seek additional funding, which may not be available on acceptable terms or at all, or reduce or eliminate certain clinical trials, programs and operating expenses, which would adversely affect our business prospects.

Financial Overview

Research and Development Expenses

Our research and development activities have included conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates, primarily DKN-01. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

●	salaries and related overhead expenses for personnel in research and development functions, including costs related to stock-based compensation;
●	fees paid to consultants and CROs for our nonclinical and clinical trials, and other related clinical trial fees, including, but not limited, to laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis;
●	costs related to acquiring and manufacturing clinical trial materials; and
●	costs related to compliance with regulatory requirements.

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

We participate, through our subsidiary in Australia, in the Australian government’s R&D Incentive program, such that a percentage of our eligible research and development expenses are reimbursed by the Australian government as a refundable tax offset and such incentives are reflected as other income. This percentage was 43.5% for both the years ended December 31, 2022 and 2021.

The table below summarizes our research and development expenses incurred by development program and the R&D incentive income for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

	(in thousands)
Direct research and development by program:
DKN-01 program	$44,884	$32,107
TRX518 program	81	53
Total research and development expenses	$44,965	$32,160
Australian research and development incentives	$2,051	$1,226

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

Income taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year, due to our uncertainty of realizing a benefit from those items. As of December 31, 2022, we had federal, state and foreign net operating loss carryforwards of $210.5 million, $191.5 million and $0.4 million, respectively. The federal and state net operating losses begin to expire in 2030, while the foreign net operating losses carryforward indefinitely. Our federal net operating losses include $129.2 million which can also be carried forward indefinitely. We may be able to utilize our net operating loss carryforwards to reduce future federal and state income tax liabilities. However, these net operating losses are subject to various limitations under Internal Revenue Code (“IRC”) Section 382, which limits the use of net operating loss carryforwards to the extent there has been an ownership change of more than 50 percentage points. In addition, the net operating loss carryforwards are subject to examination by the taxing authorities and could be adjusted or disallowed due to such exams. Although we have not undergone an IRC Section 382 Analysis, it is possible that the utilization of our net operating loss carryforwards may be limited.

As of December 31, 2022, we also had federal and state research and development tax credits of $7.9 million and $1.8 million, respectively, which begin to expire in 2030.

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

JOBS Act

Previously, we were an “emerging growth company”, or EGC, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b) (1) of the JOBS Act. This election allowed us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

We were able to take advantage of these reporting exemptions until we were no longer an emerging growth company. We were an EGC until the last day of our 2022 fiscal year, containing the fifth anniversary of the date on which shares of our common stock became publicly traded in the U.S. As of January 1, 2023, we ceased to be an EGC.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following tables summarize our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change

	(in thousands)

License revenue	$—	$1,500	$(1,500)

Operating expenses:
Research and development	44,965	32,160	12,805
General and administrative	11,798	10,766	1,032
Total operating expenses	56,763	42,926	13,837
Loss from operations	(56,763)	(41,426)	(15,337)
Interest income	925	9	916
Interest expense	(54)	(41)	(13)
Australian research and development incentives	2,051	1,226	825
Foreign currency losses	(608)	(379)	(229)
Loss before income taxes	(54,449)	(40,611)	(13,838)
Benefit from (provision for) income taxes	(147)	24	(171)
Net loss	$(54,596)	$(40,587)	$(14,009)

Revenues

License revenue for the year ended December 31, 2021 was $1.5 million, related to the Exclusive Option and License Agreement with BeiGene (the “BeiGene Agreement”) for the development and commercialization of DKN- 01 in Asia (excluding Japan), Australia, and New Zealand. The BeiGene Agreement became effective on January 3, 2020. There was no such license revenue recognized during the year ended December 31, 2022 as the upfront payment was recognized in full as of December 31, 2021.

Research and Development Expenses

	Year Ended December 31,		Increase
	2022	2021	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$44,884	$32,107	$12,777
TRX518 program	81	53	28
Total research and development expenses	$44,965	$32,160	$12,805

Research and development expenses were $45.0 million for the year ended December 31, 2022, compared to $32.2 million for the year ended December 31, 2021. The increase of $12.8 million in research and development expenses was primarily due to an increase of $6.3 million in manufacturing costs related to clinical trial material due to timing of manufacturing campaigns, an increase of $3.6 million in clinical trial costs due to patient enrollment and the duration of patients on study, an increase of $1.8 million in payroll and other related expenses due to an increase in headcount of our research and development full time employees and an increase of $0.9 million in stock based compensation expense due to new stock options granted to employees during the year ended December 31, 2022. There was also an increase of $0.2 million in consulting fees associated with research and development activities.

General and Administrative Expenses

General and administrative expenses were $11.8 million for the year ended December 31, 2022, compared to $10.8 million for the year ended December 31, 2021. The increase of $1.0 million was primarily due to an increase of $0.6 million in stock based compensation expense due to new stock options granted to employees during the year ended December 31, 2022, and a $0.3 million increase in payroll and other related expenses due to an increase in headcount of our general and administrative full time employees. There was also a $0.1 million increase in professional fees during the year ended December 31, 2022 as compared to 2021, primarily due to higher recruiting costs.

Interest Income

We recorded interest income of $0.9 million during the year ended December 31, 2022. During the year ended December 31, 2021, we recorded an immaterial amount of interest income. The increase in interest income is primarily due to higher interest rates during the year ended December 31, 2022 as compared to 2021.

Australian Research and Development Incentives

We recorded R&D incentive income of $2.1 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, net of our Australia tax liability, which expenses included the cost of manufacturing of clinical trial material.

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

During the year ended December 31, 2022, we received $1.1 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the 2021 research and development activities. During the year ended December 31, 2021, we received $0.1 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the 2020 research and development activities.

The remaining R&D incentive receivable has been recorded as “Research and development incentive receivable” in the consolidated balance sheets.

Foreign Currency Losses

We recorded foreign currency losses of $0.6 million and $0.4 million, respectively, for the years ended December 31, 2022 and 2021. The change in foreign currency losses is due to the changes in the Australian dollar exchange rate related to activities of the Australian entity.

Interest Expense

We recorded an immaterial amount of interest expense for the years ended December 31, 2022 and 2021.

Liquidity and Capital Resources

Since our inception, we have been engaged in organizational activities, including raising capital, and research and development activities. We do not yet have a product that has been approved by the Food and Drug Administration (the “FDA”) and have not yet achieved profitable operations or generated positive cash flows from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, our future operations are dependent on the success of efforts to raise additional capital, our research and commercialization efforts, regulatory approval, and, ultimately, the market acceptance of our products.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2022, we had cash and cash equivalents of $65.5 million. Additionally, we had an accumulated deficit of $318.2 million at December 31, 2022, and during the year ended December 31, 2022, we incurred a net loss of $54.6 million. We expect to continue to generate operating losses in the foreseeable future.

We believe that our cash and cash equivalents of $65.5 million as of December 31, 2022, along with approximately $50.0 million in cash and cash equivalents that we acquired through the merger with Flame, will be sufficient to fund our operating expenses for at least the next 12 months from the issuance of this Annual Report on Form 10-K. In connection with the merger with Flame and pursuant to the Certificate of Designation of the Series X non-voting convertible preferred stock (the “Series X Preferred Stock”), if stockholder approval for the conversion of the Series X Preferred Stock to common stock (the “Stockholder Approval”) is not obtained from the holders of our common stock within six months from the date of issuance of the Series X Preferred Stock, the holders of Series X Preferred Stock may require us to settle all of the then-outstanding shares of Series X Preferred Stock for cash at fair value. We fully expect the vote to pass and for the Series X Preferred Stock to convert to common stock. However, there can be no assurance that the Stockholder Approval will be received. If we fail to receive the Stockholder Approval within six months from the date of issuance of the Series X Preferred Stock and are required to settle then-outstanding shares of Series X Preferred Stock for cash at fair value, our financial position would be materially adversely affected and we would be forced to seek additional funding, which may not be available on acceptable terms or at all, or reduce or eliminate certain clinical trials, programs and operating expenses, which would adversely affect our business prospects. In addition, to support our future operations, we will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If we do not obtain additional funding or development program cost-sharing, we could be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which could adversely affect our business prospects. The inability to obtain funding, as and when needed, could have a negative impact on Leap’s financial condition and our ability to pursue our business strategies.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2022	2021

	(in thousands)
Cash used in operating activities	$(49,044)	$(35,157)
Cash provided by (used in) financing activities	(210)	98,035
Effect of exchange rate changes on cash and cash equivalents	(162)	(33)
Net increase(decrease) in cash and cash equivalents	$(49,416)	$62,845

Operating activities.

Net cash used in operating activities for the year ended December 31, 2022 was primarily related to our net loss of $54.6 million and net changes in working capital, including an increase in research and development receivable of $1.0 million, an increase of $0.8 million in other assets and a decrease in lease liabilities of $0.4 million. These changes were partially offset by an increase in accounts payable and accrued expenses of $0.9 million and a decrease in prepaid expenses and other assets of $0.4 million, decrease in deferred tax assets of $0.2 million, noncash stock-based compensation expense of $5.2 million and noncash lease expense of $0.4 million. There was also a noncash change of $0.6 million due to foreign currency losses.

Net cash used in operating activities for the year ended December 31, 2021 was primarily related to our net loss from the operation of our business of $40.6 million and net changes in working capital, including a decrease in deferred revenue of $1.5 million, an increase in research and development receivable of $1.2 million, an increase in prepaid expenses and other assets of $0.6 million, a decrease in lease liabilities of $0.4 million and change in restricted stock liability of $0.2 million. These changes were partially offset by an increase in accounts payable and accrued expenses of $3.9 million, a decrease in other assets of $0.6 million, an increase in deferred offering costs of $0.2 million, noncash stock-based compensation expense of $3.7 million, noncash lease expense of $0.4 million and amortization of contract asset of $0.1 million. There was also a noncash change of $0.4 million due to foreign currency losses.

Investing Activities.

There were no investing activities during the years ended December 31, 2022 and 2021.

Financing Activities.

Net cash used in financing activities for the year ended December 31, 2022 consisted of payments of offering costs of $0.2 million.

Net cash provided by financing activities for the year ended December 31, 2021 consisted of $97.2 million in proceeds from the issuance of common stock in connection with the public offering we completed in September 2021 (the “2021 Public Offering”) and $1.0 million in proceeds from the issuance of common stock upon the exercise of stock options and warrants. These increases were partially offset by payments of $0.2 million for offering costs.

Capital Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates in development.

Our expenses will also increase as we:

●	pursue the clinical development of our most advanced product candidate, DKN-01, and our newly acquired product candidates, FL-301, FL-302 and FL-501;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company; and

Additional funding may not be available at the time needed on commercially reasonable terms, if at all.

Contractual Obligations and Contingent Liabilities

On May 16, 2022, we entered into a third amendment to the 47 Thorndike Street Lease, the (“Third Amendment”). Under the Third Amendment, we extended the term of the 47 Thorndike Street Lease through July 31, 2024. Under the Third Amendment, we will continue to pay the current monthly base rent amount of $37,000 contemplated by the 47 Thorndike Street Lease through January 31, 2023, with an increase commencing on February 1, 2023 adjusting the monthly base rent amount to approximately $37,696 through January 31, 2024, and then another increase commencing on February 1, 2024 adjusting the monthly base rent amount to $38,335 for the period of February 2024 through July 31, 2024.

We remain committed to $4.7 million of non-cancellable commitments under manufacturing agreements with vendors to manufacture DKN-01 for use in clinical trials.

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

As of December 31, 2022, our management, with the participation of our Chief Executive Officer, who is also serving as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer has concluded based upon the evaluation described above that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Attestation Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

Item 9C.  Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item is set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022, and is incorporated into this Annual Report on Form 10-K by reference.

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

2.1

Merger Agreement, dated January 17, 2023, by and among Leap Therapeutics, Inc., Fire Merger Sub, Inc., Flame Biosciences LLC, Flame Biosciences, Inc., and the Stockholder Representative named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2023).

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

3.3

Certificate of Designation of Preferences, Rights and Limitations of Series X Non-Voting Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on January 17, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2023).

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

10.1#

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

10.10	Form of Indemnification Agreement (filed as Exhibit 10.10 to Amendment No. 1 to the Registrant’s registration statement on Form S-4, as filed on November 2, 2016).
10.11˄	Macrocure 2013 Share Incentive Plan (filed as Exhibit 10.4 to the Company’s registration statement on Form S-8, as filed on January 27, 2017).
10.12˄	Amendment No. 1 to Macrocure 2013 Share Incentive Plan (filed as Exhibit 10.5 to the Company’s registration statement on Form S-8, as filed on January 27, 2017).
10.13˄	Summary Translation of Macrocure 2008 Stock Option Plan stockholders (filed as Exhibit 10.3 to the Registrant’s registration statement on Form S-8, as filed on January 27, 2017).
10.14˄

Employment Agreement, by and between the Company and Douglas E. Onsi, dated as of April 10, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, as filed on April 15, 2020).

10.15˄

Executive Employment Agreement and accompanying Employee Proprietary Information, Inventions, Non-Competition and Non-Solicitation Agreement, by and between Leap and Christopher K. Mirabelli, dated as of August 29, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-4, as filed on September 26, 2016).

10.16˄

Executive Employment Agreement and accompanying Employee Proprietary Information, Inventions, Non-Competition and Non-Solicitation Agreement, by and between Leap and Augustine Lawlor, dated as of August 29, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form S-4, as filed on September 26, 2016).

10.17˄

Employment Agreement, by and between the Company and Christine Granfield, dated as of August 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed on November 12, 2020).

10.18˄

Employment Agreement, by and between the Company and Cynthia Sirard, dated as of April 10, 2020 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed on March 12, 2021).

10.19˄

Employment Agreement, by and between the Company and John Mark O’ Mahony, dated as of April 10, 2020 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed on March 12, 2021).

10.20˄	Amended and Restated 2012 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8, as filed on January 27, 2017).
10.21˄

Form of Stock Option Grant Notice and Stock Option Agreement under the Registrant’s Amended and Restated 2012 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed on March 31, 2017).

10.22˄	2016 Equity Incentive Plan of Leap Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-8, as filed on January 27, 2017).
10.23˄

Form of Stock Option Grant Notice and Stock Option Agreement under Leap’s 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-4, as filed on November 2, 2016).

10.24˄	First Amendment to the 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8, as filed on June 11, 2019).
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
10.28

Third Amendment to Lease by and between Bulfinch Square Limited Partnership and Leap Therapeutics, Inc. dated as of May 16, 2022 (incorporated by reference to Exhibit 10.1 to the Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed on August 12, 2022).

10.29

Support Agreement by and between Leap Therapeutics, Inc. and HealthCare Ventures IX L.P., dated January 17, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2023).

10.30

Support Agreement by and between Leap Therapeutics, Inc. and HealthCare Ventures VIII Liquidating Trust, dated January 17, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2023).

10.31

Registration Rights Agreement, dated January 17, 2023, by and among the Company and the Holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2023).

10.32˄	Leap Therapeutics, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8, as filed on August 17, 2022).
21.1*	Subsidiaries of Leap Therapeutics, Inc.
23.1*	Consent of EisnerAmper LLP related to Leap Therapeutics, Inc. financial statements.
31.1*	Certification of Principal Executive and Principal Financial Officer Required Under Rule 13a- 14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*+	Principal Executive and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from Leap Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2022 and 2021, (ii) Consolidated Statements of Operations for the year ended December 31, 2022 and December 31, 2021, (iii) Consolidated Statements of Shareholders’ Equity (Deficit) at December 31, 2022 and December 31, 2021
(iv) Consolidated Statements of Cash Flows for the year ended December 31, 2022 and December 31, 2021, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Exhibits filed herewith
˄	Indicates management contract or compensation plan
#	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
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

March 24, 2023
By:	/s/ DOUGLAS E. ONSI
Name: Douglas E. Onsi
Title: President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

Chief Executive Officer, President, Chief
/s/ DOUGLAS E. ONSI	Financial Officer and Director (Principal	March 24, 2023
Douglas E. Onsi	Executive Officer and Principal Financial Officer)

/s/ CHRISTOPHER K. MIRABELLI, PH.D.	Chairman of the Board of Directors	March 24, 2023
Christopher K. Mirabelli, Ph.D.

/s/ JAMES CAVANAUGH, PH.D.	Director	March 24, 2023
James Cavanaugh, Ph.D.

/s/ THOMAS DIETZ, PH.D.	Director	March 24, 2023
Thomas Dietz, Ph.D.

/s/ WILLIAM LI, M.D.	Director	March 24, 2023
William Li, M.D.

/s/ JOSEPH LOSCALZO, M.D., PH.D.	Director	March 24, 2023
Joseph Loscalzo, M.D., Ph.D.

/s/ PATRICIA MARTIN	Director	March 24, 2023
Patricia Martin

/s/ NISSIM MASHIACH	Director	March 24, 2023
Nissim Mashiach

/s/ CHRISTIAN RICHARD	Director	March 24, 2023
Christian Richard

/s/ RICHARD L. SCHILSKY, M.D.	Director	March 24, 2023
Richard L Schilsky, M.D

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Leap Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Leap Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accruals for Clinical Trial Expenses

As described in Note 2 to the consolidated financial statements, at each balance sheet date, the Company estimates its accrued clinical trial expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants in connection with performing research and development activities, and in making that estimate, may depend on factors such as successful enrollment of certain numbers of patients, site initiation, and the completion of contract milestones. The Company accounts for research and development expenses based on services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when an invoice has not been received or the Company has not otherwise been notified of the actual cost. The Company estimates the time period over which services will be performed and the level of effort to be expended in each period. The Company’s accrual for clinical trial expenses of $2,093,000 is included in accrued expenses on the December 31, 2022 consolidated balance sheet. The amounts recorded for clinical trial expenses represent the Company’s estimate of the unpaid clinical trial expenses based on the information available to the Company at that time.

We identified the accrual for clinical trial expenses as a critical audit matter due to the significant judgment and estimation required by management in determining progress or state of completion of trials or services completed. This in turn led to a high degree of auditor subjectivity and significant audit effort was required in performing our procedures and evaluating audit evidence relating to estimates made by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s estimation process, including the process of estimating the expenses incurred to date based on the status of the clinical trials. Our procedures also included, among others, reading agreements and contract amendments entered into with vendors in connection with conducting clinical trials, evaluating the significant assumptions described above and the methods used in developing the clinical trial estimates and calculating the amounts that were unpaid at the balance sheet date. We confirmed selected liabilities recorded directly with the third parties involved in performing the research and development services on behalf of the Company. We also made direct inquiries of financial and clinical trial client personnel regarding status and progress towards completion of clinical trials and description of future commitments. We compared the current estimate of expenses incurred to estimates previously made by management and assessed the historical accuracy of management’s previous estimates. We also examined invoices issued and payments made to service providers after the consolidated balance sheet date.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Iselin, New Jersey

March 23, 2023

F-2

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$65,500	$114,916
Research and development incentive receivable	2,099	1,189
Prepaid expenses and other current assets	351	769
Total current assets	67,950	116,874

Property and equipment, net	20	36
Right of use assets, net	669	459
Deferred tax assets, net	—	159
Deferred costs	576	—
Other long term assets	30	90
Deposits	1,108	293
Total assets	$70,353	$117,911
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,657	$4,189
Accrued expenses	5,152	5,366
Lease liability - current portion	416	432
Total current liabilities	11,225	9,987

Non current liabilities:
Lease liability, net of current portion	262	37
Total liabilities	11,487	10,024

Stockholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 99,021,376 and 88,318,454 shares issued and outstanding as of December 31, 2022 and 2021, respectively	99	88
Additional paid-in capital	376,807	371,638
Accumulated other comprehensive income (loss)	128	(267)
Accumulated deficit	(318,168)	(263,572)
Total stockholders’ equity	58,866	107,887
Total liabilities and stockholders’ equity	$70,353	$117,911

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
License revenue	$—	$1,500
Operating expenses:
Research and development	44,965	32,160
General and administrative	11,798	10,766
Total operating expenses	56,763	42,926
Loss from operations	(56,763)	(41,426)
Interest income	925	9
Interest expense	(54)	(41)
Australian research and development incentives	2,051	1,226
Foreign currency loss	(608)	(379)
Loss before income taxes	(54,449)	(40,611)
Benefit from (provision for) income taxes	(147)	24
Net loss attributable to common stockholders	$(54,596)	$(40,587)

Net loss per share
Basic & diluted	$(0.48)	$(0.47)

Weighted average common shares outstanding
Basic & diluted	113,239,092	85,825,283

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(54,596)	$(40,587)
Other comprehensive income:
Foreign currency translation adjustments	395	312
Comprehensive loss	$(54,201)	$(40,275)

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2021

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	59,657,742	$60	$270,155	$(579)	$(222,985)	$46,651

Issuance of common stock upon exercise of warrants	530,643	—	993	—	—	993
Issuance of common stock upon exercise of prefunded warrants	559,705	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	2,292	—	4	—	—	4
Issuance of common stock in connection with September 2021 Public Offering, net of issuance costs of $6,733	27,568,072	27	96,801	—	—	96,828
Foreign currency translation adjustment	—	—	—	312	—	312
Stock-based compensation	—	—	3,686	—	—	3,686
Net loss	—	—	—	—	(40,587)	(40,587)
Balances at December 31, 2021	88,318,454	$88	$371,638	$(267)	$(263,572)	$107,887

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	88,318,454	$88	$371,638	$(267)	$(263,572)	$107,887

Foreign currency translation adjustment	—	—	—	395	—	395
Issuance of common stock upon exercise of prefunded warrants	10,702,922	11	(11)			—
Stock-based compensation	—	—	5,180	—	—	5,180
Net loss	—	—	—	—	(54,596)	(54,596)
Balances at December 31, 2022	99,021,376	$99	$376,807	$128	$(318,168)	$58,866

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(54,596)	$(40,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	16	29
Amortization of contract asset	—	135
Change in right-of-use asset	399	392
Stock-based compensation expense	5,180	3,686
Foreign currency loss	608	379
Change in fair value of restricted stock liability	—	(204)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	416	(639)
Deferred tax asset	152	11
Research and development incentive receivable	(1,009)	(1,159)
Deferred costs	—	209
Accounts payable and accrued expenses	945	3,900
Deferred revenue	—	(1,500)
Lease liability	(400)	(406)
Other assets	(755)	597
Net cash used in operating activities	(49,044)	(35,157)
Cash flows from financing activities:
Proceeds from the issuance of common stock and prefunded warrants, net of offering costs - September 2021 Public Offering	—	97,222
Proceeds from the exercise of common stock warrants	—	993
Proceeds from the exercise of stock options	—	4
Payment of deferred costs	(210)	(184)
Net cash provided by (used in) financing activities	(210)	98,035

Effect of exchange rate changes on cash and cash equivalents	(162)	(33)
Net increase (decrease) in cash and cash equivalents	(49,416)	62,845
Cash and cash equivalents at beginning of period	114,916	52,071
Cash and cash equivalents at end of period	$65,500	$114,916

Supplemental disclosure of non-cash financing activities:
Deferred costs in accounts payable and accrued expense - January 2023 Flame Merger	$576	$—
Deferred costs in accounts payable and accrued expense - September 2021 Public Offering	$—	$210
Remeasurement of right-of-use asset and lease liability	$609	$323

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

On January 17, 2023, the Company entered into a merger agreement with Flame Biosciences, Inc., a privately held, biotechnology corporation (“Flame”), whereby Flame became a wholly owned subsidiary of the Company under the name Flame Biosciences, LLC.

The mailing address of the Company’s principal executive office is 47 Thorndike Street, Suite B1-1, Cambridge, MA 02141. The Company’s telephone number is 617-714 -0360 and its website address is www.leaptx.com (the information contained therein or linked thereto shall not be considered incorporated by reference in this Form 10-K).

The Company is a biopharmaceutical company developing novel biomarker-targeted antibody therapies designed to treat patients with cancer by inhibiting fundamental tumor-promoting pathways, targeting cancer-specific cell surface molecules, and harnessing the immune system to attack cancer cells. The Company’s strategy is to identify, acquire, and develop molecules that will rapidly translate into high impact therapeutics that generate durable clinical benefit and enhanced patient outcomes. The Company’s lead clinical stage program is DKN-01, a monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. The Company is currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, gynecologic cancers, or colorectal cancer. It’s second clinical stage program is FL-301, a monoclonal antibody that targets cells that express Claudin18.2 on their cell surface. The Company also has two preclinical antibody programs, FL-302 and FL-501.

In January 2020, the Company entered into an Option and License Agreement with BeiGene, Ltd., or BeiGene, which granted BeiGene an option to obtain an exclusive license from the Company that would grant to BeiGene the right to develop and commercialize DKN-01 in Asia (excluding Japan), Australia, and New Zealand. In March 2023, BeiGene notified the Company that it did not intend to exercise its option, and the agreement is continuing as a clinical collaboration.

The Company intends to apply its extensive experience identifying and developing transformational products to build a pipeline of programs that have the potential to change the practice of cancer medicine.

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

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

1. Nature of Business, Basis of Presentation and Liquidity (continued)

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2022, the Company had cash and cash equivalents of $65,500. Additionally, the Company had an accumulated deficit of $318,168 at December 31, 2022, and during the year ended December 31, 2022, the Company incurred a net loss of $54,596. The Company expects to continue to generate operating losses for the foreseeable future. In connection with the merger with Flame and pursuant to the Certificate of Designation of the Series X non-voting convertible preferred stock (the “Series X Preferred Stock”), if stockholder approval for the conversion of the Series X Preferred Stock to common stock (the “Stockholder Approval”) is not obtained from the holders of the Company’s common stock within six months from the date of issuance of the Series X Preferred Stock, the holders of Series X Preferred Stock may require the Company to settle all of the then-outstanding shares of Series X Preferred Stock for cash at fair value. The Company fully expects the vote to pass and for the Series X Preferred Stock to convert into common stock. However, there can be no assurance that the Stockholder Approval will be received. If the Company fails to receive Shareholder Approval within six months from the date of issuance of the Series X Preferred Stock and the Company is required to settle then-outstanding shares of Series X Preferred Stock for cash at fair value, the Company’s financial position would be materially adversely affected and the Company would be forced to seek additional funding, which may not be available on acceptable terms or at all, or reduce or eliminate certain clinical trials, programs and operating expenses, which would adversely affect its business prospects.

The Company believes that its cash and cash equivalents of $65,500 as of December 31, 2022, along with the approximately $50,000 in cash and cash equivalents that it acquired through its merger with Flame, will be sufficient to fund its operating expenses for at least 12 months from the issuance of these financial statements.

In addition, to support its future operations, the Company will likely seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If the Company does not obtain additional funding or development program cost-sharing, or exceeds its current spending forecasts or fails to receive the research and development tax incentive payment, the Company has the ability and would be forced to: delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, any of which could adversely affect its business prospects. The inability to obtain funding, as and when needed, could have a negative impact on the Company’s financial condition and ability to pursue its business strategies.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. This percentage was 43.5% for the years ended December 31, 2022 and 2021.

The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of $2,099 and $1,189 as of December 31, 2022 and 2021, respectively, in the consolidated balance sheets and other income from Australian research and development incentives of $2,051 and $1,226, in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively, related to refundable research and development incentive program payments in Australia.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (continued)

The following table shows the change in the research and development incentive receivable from January 1, 2021 to December 31, 2022:

Balance at January 1, 2021	$73
Australian research and development incentive income, net	1,226
Cash received for 2020 eligible expenses	(111)
Foreign currency translation	1
Balance at December 31, 2021	1,189
Cash received for 2021 eligible expenses	(1,064)
Australian research and development incentive income, net	2,051
Foreign currency translation	(77)
Balance at December 31, 2022	$2,099

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are held in United States or Australian financial institutions and money market funds. At times, the Company may maintain cash balances in excess of the federally insured amount of $250 per depositor, per insured bank, for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the years ended December 31, 2022 and 2021.

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

The Company recognizes accrued interest and penalties associated with uncertain tax position as part of the income tax provision. There were no uncertain tax positions or income tax related interest and penalties recorded for the years ended December 31, 2022 and 2021. The income tax returns of the Company for the year ended December 31, 2019 and subsequent years are subject to examination by the Internal Revenue Service and other taxing authorities, generally for three years after the return is filed.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not record any impairment losses on long-lived assets during 2022 and 2021.

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

As of December 31, 2022 there was $576 of deferred costs. As of December 31, 2021, the Company did not have any deferred costs.

Deposits

Deposits as of December 31, 2022 and 2021 included $1,108 and $293, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized.

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

During the years presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2022 and 2021.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
December 31, 2022
Assets:
Cash equivalents	$62,074	$62,074	$—	$—
Total assets	$62,074	$62,074	$—	$—

December 31, 2021
Assets:
Cash equivalents	$112,726	$112,726	$—	$—
Total assets	$112,726	$112,726	$—	$—

Cash equivalents of $62,074 and $112,726 as of December 31, 2022 and 2021, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

In May 2021, FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. FASB issued this update to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The updated guidance is effective for the Company for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2021-04 in the first quarter of fiscal 2022 and the Company’s adoption of this standard did not have an effect on the Company’s financial statements.

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options, or ASC 470 and Derivatives and Hedging—Contracts in Entity’s Own Equity, or ASC 815. FASB issued this update to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. The updated guidance is effective for the Company for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASC 470 in the first quarter of fiscal 2022 and the Company’s adoption of this standard did not have an effect on the Company’s financial statements.

3. BeiGene Exclusive Option and License Agreement

Terms of Agreement

On January 3, 2020, the Company entered into an exclusive option and license agreement (the “BeiGene Agreement”) with BeiGene, Ltd. (“BeiGene”) pursuant to which BeiGene was granted an option to obtain an exclusive license from the Company for the clinical development and commercialization of DKN-01, in Asia (excluding Japan), Australia, and New Zealand. The Company retained exclusive rights for the development, manufacturing, and commercialization of DKN-01 for the rest of the world.

Pursuant to the BeiGene Agreement, the Company received an upfront cash payment of $3,000 from BeiGene in exchange for granting BeiGene an option to an exclusive license to develop and commercialize DKN-01 in Asia (excluding Japan), Australia, and New Zealand. In March 2023, BeiGene notified the Company that it did not intend to exercise its option under the BeiGene Agreement.

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

The Company determined the transaction price is equal to the up-front fee of $3,000. The transaction price was fully allocated to the single performance obligation and is recognized as revenue on a straight-line basis over the performance period of the research and development services. During the year ended December 31, 2021, the Company recognized $1,500 of license revenue related to the up-front fee received from BeiGene. During the year ended December 31, 2022, the Company did not recognize any such revenue as the upfront payment was fully recognized as of December 31, 2021.

Cost of Contract Acquisition

The Company incurred contract acquisition costs of $270 which were capitalized under ASC 340-40 as incremental costs of obtaining the contract with BeiGene. This cost is amortized on a straight-line basis over the performance period of the research and development services. The total amount of amortization expense during the year ended December 31, 2021 was $135. During the year ended December 31, 2022, the Company did not recognize any such amortization expense as the contract acquisition costs were fully amortized as of December 31, 2021.

Royalties

As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the years ended December 31, 2022 and 2021.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

4. Property and equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2022	2021
Computer office equipment	$51	$51
Leasehold improvements	69	69
Lab equipment	76	76
Furnitures and fixtures	30	30
	226	226
Less: accumulated depreciation	(206)	(190)
Property and equipment, net	$20	$36

Depreciation expense was $16 and $29 for the years ended December 31, 2022 and 2021, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2022	2021
Clinical trials	$2,093	$2,499
Professional fees	533	181
Payroll and related expenses	2,526	2,686
Accrued expenses	$5,152	$5,366

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

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the remaining lease term at the date of adoption. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has existing net leases in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. During the year ended December 31, 2022, the Company extended the term of its operating lease and recorded an additional right-of-use asset and lease liability of $609. As of December 31, 2022, a right-of-use asset of $669 and lease liability of $678 are reflected on the consolidated balance sheets. The Company recorded rent expense of $451 and $423, respectively, during the years ended December 31, 2022 and 2021

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

6. Leases (continued)

Future lease payments under non-cancelable operating leases as of December 31, 2022 are detailed as follows:

Future Operating Lease Payments
2023	452
2024	267
Total Lease Payments	719
Less: imputed interest	(41)
Total operating lease liabilities	$678

7. Warrants

As of December 31, 2022, outstanding warrants to purchase common stock, all of which are classified as equity warrants, consisted of the following:

December 31, 2022
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

During the year ended December 31, 2021, 47,458 of the 2017 Warrants were exercised for cash resulting in gross proceeds to the Company of $50.

2019 Warrants

On February 5, 2019, in connection with the 2019 Public Offering, the Company issued immediately exercisable warrants (the “2019 Warrants”) to purchase 7,557,142 shares of common stock to investors. The 2019 Warrants have an exercise price of $1.95 per share and expire on February 5, 2026. The 2019 Warrants qualify for equity classification.

During the year ended December 31, 2021, 483,185 of the 2019 Warrants were exercised for cash resulting in gross proceeds to the Company of $943.

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

During the year ended December 31, 2022, there were cashless exercises of 6,166,732 of the March 2020 Pre-funded Warrants, at an exercise price of $0.001 per share, resulting in the issuance of 6,161,000 shares of the Company’s common stock.

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

During the year ended December 31, 2022, there were cashless exercises of 1,690,137 of the June 2020 Pre-funded Warrants, at an exercise price of $0.001 per share, resulting in the issuance of 1,688,571 shares of the Company’s common stock. As of December 31, 2022, there were no June 2020 Warrants outstanding.

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

During the year ended December 31, 2022, there were cashless exercises of 2,855,898 of the September 2021 Pre-funded Warrants, at an exercise price of $0.001 per share, resulting in the issuance of 2,853,351 shares of the Company’s common stock.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

8. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through December 31, 2022, no dividends have been declared for shares of common stock.

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

9. Stock-Based Compensation

Equity Incentive Plans

In September 2012, the Company adopted the 2012 Equity Incentive Plan (the “2012 Plan”), as amended, which provides designated employees of the Company and its affiliates, certain consultants and advisors who perform services for the Company and its affiliates, and nonemployee members of the Board of Directors of the Company and its affiliates with the opportunity to receive grants of incentive stock options, nonqualified stock options and stock awards. During the year ended December 31, 2022, the 2012 Equity Plan expired.

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

As of December 31, 2022, there were 5,400,921 shares available for grant under the Company’s Equity Incentive Plans, which excludes the 2012 Plan which expired during the year ended December 31, 2022.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

9. Stock-Based Compensation (continued)

A summary of stock option activity under the Company’s Equity Incentive Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2020	6,393,853	5.29	7.96	1,961
Granted	2,482,650	2.19
Exercised	(2,292)	1.55
Forfeited	(348,593)	3.17
Outstanding at December 31, 2021	8,525,618	4.48	7.58	7,673
Granted	4,024,900	1.50
Forfeited	(633,187)	2.17
Outstanding at December 31, 2022	11,917,331	3.59	7.47
Options exercisable at December 31, 2022	7,543,973	4.74	6.46
Options vested and expected to vest at December 31, 2022	11,917,331	3.59	7.47

The grant date fair value of the options granted during the years ended December 31, 2022 and 2021 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of comparable public companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The weighted average grant date fair value for the stock options granted during the years ended December 31, 2022 and 2021 was $1.08 and $1.37 per share, respectively.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the years ended December 31, 2022 and 2021 were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2022	2021
Expected volatility	82.70%	67.64%
Weighted average risk-free interest rate	3.10%	0.82%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.42	6.82

Stock options generally vest over a three or four year period, as determined by the compensation committee of the board of directors at the time of grant. The options expire ten years from the grant date. As of December 31, 2022, there was approximately $4,644 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.21 years.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

9. Stock-Based Compensation (continued)

Restricted Stock Units

During the years ended December 31, 2022 and 2021, the Company granted 2,650,000 and 275,000, respectively, RSUs to executive officers that will cliff vest and will be settled after three years of continuous service, or upon a change of control of the Company, whichever is earlier, pursuant to the 2016 Plan. During the years ended December 31, 2022 and 2021, the Company recognized $2,086 and $530, respectively, of stock based compensation expense related to these equity classified RSUs.

The following table presents RSU activity under the 2016 Plan as of December 31, 2022:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2020	753,106	$1.52
Awarded	275,000	$2.57
Settled in cash	(92,500)	$1.97
Outstanding at December 31, 2021	935,606	$1.76
Awarded	2,650,000	$1.94
Outstanding at December 31, 2022	3,585,606	$1.89

As of December 31, 2022, there were 3,585,606 shares outstanding covered by RSUs that were vested and expected to vest with a weighted average grant date fair value of $1.89 per share and an aggregate grant date fair value of $6,777. As of December 31, 2022, there was approximately $3,898 of unrecognized compensation costs related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 2.01 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and RSUs to employees and non-employees in the consolidated statements of operations during the years ended December 31, 2022 and 2021 as follows:

Stock Based Compensation Expense

	Year Ended
	December 31,
	2022	2021
Research and development	$2,540	$1,641
General and administrative	2,640	2,045
Total	$5,180	$3,686

10. Income Taxes

As of December 31, 2022, the Company had federal, state and foreign net operating loss carryforwards of approximately $210,487, $191,524 and $393, respectively, which begin to expire in 2030 for federal and state purposes, while the foreign net operating losses carryforward indefinitely. The Company’s federal net operating losses include $129,179 which can be also carried forward indefinitely.

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

10. Income Taxes (continued)

In addition, the Company has federal and state research and development tax credits of approximately $7,903 and $1,841, respectively, that begin to expire in 2030 for federal and state tax purposes.

There is no provision for income taxes in the United States because the Company has historically incurred operating losses and maintains a full valuation allowance against its deferred tax assets in these jurisdictions.

Income (loss) before income taxes consisted of the following:

	Year Ended
	December 31,
	2022	2021
U.S.	$(50,325)	$(39,155)
Foreign	(4,124)	(1,456)
Loss before income taxes	$(54,449)	$(40,611)

A summary of the Company’s current and deferred expense for income tax is as follows:

	Year Ended
	December 31,
	2022	2021
Current expense (benefit):
Federal	$—	$—
State	—	—
Foreign	—	(37)
Total current expense (benefit):	$—	$(37)
Deferred expense (benefit):
Federal	$—	$—
State	—	—
Foreign	147	13
Total deferred expense (benefit):	$147	$13
Total income tax expense (benefit):	$147	$(24)

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2022	2021
Income at US Statutory Rate	21.0%	21.0%
State taxes, net of federal benefit	6.0%	7.2%
Permanent differences	0.7%	0.6%
Research and development credits	1.0%	1.5%
Foreign rate differential	0.3%	0.2%
Change in valuation allowance	-27.3%	-30.6%
Other	2.0%	0.1%
	0.3%	0.0%

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

10. Income Taxes (continued)

The significant components of the Company’s deferred tax assets as of December 31, 2022 and 2021 were as follows:

	Year Ended
	December 31,
	2022	2021
Federal net operating loss carryforwards	$44,202	$41,207
State net operating loss carryforwards	12,104	11,246
Foreign net operating loss carryforwards	98	—
Research and development (R&D) tax credits	9,358	7,172
Capitalized R&D expenses	9,312	—
Stock based compensation	4,757	4,671
Accrued expenses	—	729
License fees	840	1,004
Other	297	212
Total Deferred tax assets	80,968	66,241
Valuation Allowance	(80,968)	(66,082)
Net deferred tax assets	$—	$159

As of December 31, 2022, the Company has provided a full valuation allowance against its overall net deferred tax assets, as realization of any associated tax benefit in the future is not more likely than not. As of December 31, 2021, the Company had provided a full valuation allowance against its net US deferred tax assets, but had recorded a deferred tax asset with no offsetting valuation allowance for its foreign subsidiary. Under applicable accounting requirements, as of December 31, 2022, the Company has established a full valuation allowance against its Australia deferred tax assets based on negative evidence associated with a three-year cumulative loss position. The valuation allowance, inclusive of the adjustment for the Australia deferred tax asset, increased during the years ended December 31, 2022 and 2021 by $14,886 and $12,413, respectively.

The Tax Cuts and Jobs Act (“TCJA”) resulted in significant changes to the treatment of research and developmental expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all research and development expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based research and development activities must be amortized over five years and costs for foreign research and development activities must be amortized over 15 years, both using a midyear convention. During the year ended December 31, 2022, the Company capitalized $37,873 million of research and development expenses.

The Company follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2022 the Company has not recorded any uncertain tax positions.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The earliest tax years that may be subject to examination by jurisdiction are 2019 for both federal and state purposes. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There were no interest and penalties pertaining to uncertain tax positions for the years ended December 31, 2022 or 2021.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

11. Net Loss Per Share

Basic and diluted net loss per share for the years ended December 31, 2022 and 2021 was calculated as follows:

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(54,596)	$(40,587)
Net loss attributable to common stockholders for basic and diluted loss per share	$(54,596)	$(40,587)

Denominator:
Weighted average number of common shares outstanding - basic and diluted	113,239,092	85,825,283
Net loss per share attributable to common stockholders - basic and diluted	$(0.48)	$(0.47)

Included within weighted average common shares outstanding for the years ended December 31, 2022 and 2021, are 14,217,716 and 24,930,483, respectively, common shares issuable upon the exercise of the pre-funded warrants and penny warrants, as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2022 and 2021, as the effect would be to reduce the net loss per share. The following table includes the potential common shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Restricted stock units to purchase common stock	3,585,606	935,606
Options to purchase common stock	11,917,331	8,525,618
Warrants to purchase common stock	35,455,674	35,455,674
	50,958,611	44,916,898

12. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of December 31, 2022, noncancelable commitments under these agreements totaled $4,701.

License and Service Agreements—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through December 31, 2022.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

12. Commitments and Contingencies (continued)

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through December 31, 2022.

Legal Proceedings—At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings. As of the date of this report, the Company is not currently a party to any material legal proceedings.

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 and 2021.

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

Employees participating in the 401(k) Plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of $333 and $247 for the years ended December 31, 2022 and 2021, respectively.

14. Related Party Transactions

The Company has a license agreement with a stockholder (See Note 12).

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

15. Subsequent Events

Acquisition of Flame

On January 17, 2023, the Company acquired 100 percent of the outstanding equity of Flame Biosciences, Inc. (“Flame”). Pursuant to the terms of the agreement and plan of merger, the Company issued an aggregate of 19,794,373 shares of its common stock, par value $0.001 per share, and 136,833 shares of Series X non-voting convertible preferred stock, par value $0.001 per share (the “Series X Preferred Stock”). Subject to and upon the requisite approval of the stockholders of Leap, each share of Series X Preferred Stock shall convert into 1,000 shares of common stock. Under the terms of the merger agreement, the Company held back approximately 15,662 shares out of the aggregate number of shares of Series X Preferred Stock that the common stockholders of Flame otherwise would be entitled to receive pursuant to the Merger so that the Company can have recourse to these shares for purposes of satisfying certain claims for indemnification that the Company may have against the sellers in connection with the merger. The Company will account for the transaction as an asset acquisition.

Expiration of BeiGene Option

In March 2023, BeiGene notified the Company that it would not exercise its option under the BeiGene Agreement.