Form 10-Q
period 2023-03-31
LEAP THERAPEUTICS, INC.
filed 2023-05-15
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

N/A

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	LPTX	Nasdaq Capital Market

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

As of May 10, 2023, there were 119,410,992 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements which reflect our current views with respect to, among other things, our operations and financial performance. Such statements are based upon our current plans, estimates and expectations that are subject to various risks and uncertainties that could cause actual results to differ materially from such statements. The inclusion of forward-looking statements should not be regarded as a representation that such plans, estimates and expectations will be achieved. Words such as “anticipate,” “expect,” “project,” “intend,” “believe,” “may,” “will,” “should,” “plan,” “could,” “continue,” “target,” “contemplate,” “estimate,” “forecast,” “guidance,” “predict,” “possible,” “potential,” “pursue,” “likely,” and words and terms of similar substance used in connection with any discussion of future plans, actions or events identify forward-looking statements. All statements, other than historical facts, including statements regarding estimations of projected cash runway; our future product development plans; the potential, safety, efficacy, and regulatory and clinical progress of our product candidates, including the anticipated timing for initiation of clinical trials and release of clinical trial data and the expectations surrounding potential regulatory submissions, approvals and timing thereof; and any assumptions underlying any of the foregoing, are forward-looking statements. Important factors that could cause actual results to differ materially from our plans, estimates or expectations could include, but are not limited to: (i) our ability and plan to develop and commercialize DKN-01, FL-301 and our preclinical programs; (ii) status, timing and results of our preclinical studies and clinical trials; (iii) the potential benefits of DKN-01, FL-301 and our preclinical programs; (iv) the timing of our development programs and seeking regulatory approval of DKN-01, FL-301 and our preclinical programs; (v) our ability to obtain and maintain regulatory approval; (vi) our estimates of expenses and future revenues and profitability; (vii) our estimates regarding our capital requirements and our needs for additional financing; (viii) our estimates of the size of the potential markets for DKN-01, FL-301 and our preclinical programs; (ix) the benefits to be derived from any collaborations, license agreements, or other acquisition efforts, including the acquisition of Flame Biosciences and the ongoing collaboration with BeiGene; (x) sources of revenues and anticipated revenues, including contributions from any collaborations or license agreements for the development and commercialization of products; (xi) the rate and degree of market acceptance of DKN-01, FL-301 or our preclinical products; (xii) the success of other competing therapies that may become available; (xiii) the manufacturing capacity for our products; (xiv) our intellectual property position; (xv) our ability to maintain and protect our intellectual property rights; (xvi) our results of operations, financial condition, liquidity, prospects, and growth and strategies; (xvii) the industry in which we operate; (xviii) the trends that may affect the industry or us; (xix) our ability to successfully integrate the Flame operations and realize the anticipated benefits of the acquisition of Flame; (xx) whether our stockholders approve the conversion of the Series X Non-Voting Convertible Preferred Stock; (xxi) exposure to inflation, currency rate and interest rate fluctuations, as well as fluctuations in the market price of our traded securities; (xxii) that the initiation, conduct, and completion of clinical trials, laboratory operations, manufacturing campaigns, and other studies may be delayed, adversely affected, or impacted by ongoing COVID-19 related issues, global conflict or supply chain related issues; and (xxiii) our ability to comply with the continued listing requirements of the Nasdaq Capital Market.

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

You should refer to Part II, Item 1A, Risk Factors in this Quarterly Report and Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 24, 2023, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard any such statement as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and, except to the extent required by applicable law, we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

DKN-01 and FL-301 are investigational drugs undergoing clinical development and have not been approved by the U.S. Food and Drug Administration (the “FDA”), nor have they been submitted to the FDA for approval. DKN-01 and FL-301 have not been, and may never be, approved by any regulatory agency or marketed anywhere in the world. Statements contained in this Quarterly Report should not be deemed to be promotional.

INTRODUCTORY COMMENT

References to Leap

Throughout this Quarterly Report on Form 10-Q, the “Company,” “Leap,” “Leap Therapeutics,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Leap Therapeutics, Inc. and its consolidated subsidiaries, and “Board of Directors” refers to the board of directors of Leap Therapeutics, Inc.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,038	$65,500
Research and development incentive receivable	2,071	2,099
Prepaid expenses and other current assets	590	351
Total current assets	104,699	67,950

Property and equipment, net	16	20
Right of use assets, net	569	669
Research and development incentive receivable, net of current portion	272	—
Deferred costs	—	576
Other long term assets	15	30
Deposits	976	1,108
Total assets	$106,547	$70,353

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,498	$5,657
Accrued expenses	4,388	5,152
Lease liability - current portion	425	416
Total current liabilities	10,311	11,225

Non current liabilities:
Lease liability, net of current portion	152	262
Series X preferred stock warrant liability	40	—
Total liabilities	10,503	11,487

Mezzanine equity:
Series X Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 136,248 and 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	67,715	—

Stockholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 119,410,992 and 99,021,376 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	119	99
Additional paid-in capital	387,886	376,807
Accumulated other comprehensive income	355	128
Accumulated deficit	(360,031)	(318,168)
Total stockholders’ equity	28,329	58,866
Total liabilities, mezzanine equity and stockholders' equity	$106,547	$70,353

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	38,942	7,784
General and administrative	3,784	2,848
Total operating expenses	42,726	10,632
Loss from operations	(42,726)	(10,632)
Interest income	848	5
Interest expense	—	(21)
Australian research and development incentives	272	37
Foreign currency gain (loss)	(307)	235
Change in fair value of Series X preferred stock warrant liability	50	—
Net loss attributable to common stockholders	$(41,863)	$(10,376)

Net loss per share
Basic & diluted	$(0.32)	$(0.09)

Weighted average common shares outstanding
Basic & diluted	129,344,272	113,248,937

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(41,863)	$(10,376)
Other comprehensive income (loss):
Foreign currency translation adjustments	227	(158)
Comprehensive loss	$(41,636)	$(10,534)

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

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2023

(In thousands, except share amounts)

(Unaudited)

	Mezzanine Equity		Stockholders Equity
						Accumulated
	Series X Non Voting Convertiable				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2022	—	$—	99,021,376	$99	$376,807	$128	$(318,168)	$58,866

Issuance of Series X Preferred Stock in connection with Flame merger	136,248	67,715	—	—	—	—	—	—
Issuance of common stock in connection with Flame merger	—	—	19,729,010	19	9,786	—	—	9,805
Issuance of common stock warrants in connection with Flame merger	—	—	—	—	13	—	—	13
Redemption of 2019 Warrants	—	—	—	—	(29)	—	—	(29)
Issuance of common stock upon vest of restricted stock units	—	—	660,606	1	(1)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	227	—	227
Stock-based compensation	—	—	—	—	1,310	—	—	1,310
Net loss	—	—	—	—	—	—	(41,863)	(41,863)
Balances at March 31, 2023	136,248	$67,715	119,410,992	$119	$387,886	$355	$(360,031)	$28,329

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(41,863)	$(10,376)
Adjustments to reconcile net loss to net cash	—	—
used in operating activities:	—	—
In-process research and development costs acquired in connection with the acquistion of Flame	29,582	—
Depreciation expense	4	4
Amortization of right-of-use assets	100	104
Stock-based compensation expense	1,310	1,204
Foreign currency transaction (gain) loss	307	(235)
Change in fair value of warrant liability	(50)	—
Changes in operating assets and liabilities:	—	—
Prepaid expenses and other assets	(239)	277
Research and development incentive receivable	(278)	(38)
Accounts payable and accrued expenses	(2,196)	(2,368)
Lease liability	(100)	(106)
Other assets	723	16
Net cash used in operating activities	(12,700)	(11,518)

Cash flows from investing activities:
Cash acquired in connection with the acquistion of Flame	50,362	—
Payment of direct and incremental costs of the asset acquisition	(1,045)	—
Net cash provided by investing activities	49,317	—

Cash flows from financing activities:
Payment of redemption of 2019 warrants	(29)	—
Payment of deferred costs	—	(210)
Net cash used in financing activities	(29)	(210)

Effect of exchange rate changes on cash and cash equivalents	(50)	32
Net increase (decrease) in cash and cash equivalents	36,538	(11,696)
Cash and cash equivalents at beginning of period	65,500	114,916
Cash and cash equivalents at end of period	$102,038	$103,220

Supplemental disclosure of non-cash financing activities:
Issuance of Series X Preferred Stock in connection with acquisition of Flame	$67,715	$—
Issuance of warrants to purchase convertible Series X preferred stock in connection with the acquisition of Flame	$90	$—
Issuance of common stock in connection with the acquisition of Flame	$9,805	$—
Issuance of warrants for the purchase of common stock in connection with the acquisition of Flame	$13	$—
Direct and incremental costs of the asset acquisition recorded in accounts payable	$348	$—
Issuance of common stock up on the vesting of restricted stock units	$1	$—
Net liabilities assumed from acquistion of Flame	$928	$—

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

The Company is a biopharmaceutical company developing novel biomarker-targeted antibody therapies designed to treat patients with cancer by inhibiting fundamental tumor-promoting pathways, targeting cancer-specific cell surface molecules, and harnessing the immune system to attack cancer cells. The Company’s strategy is to identify, acquire, and develop molecules that will rapidly translate into high impact therapeutics that generate durable clinical benefit and enhanced patient outcomes. The Company’s lead clinical stage program is DKN-01, a monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. The Company is currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, gynecologic cancers, or colorectal cancer. Its second clinical stage program is FL-301, a monoclonal antibody that targets cells that express Claudin18.2 on their cell surface. The Company also has two preclinical antibody programs, FL-302 and FL-501.

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2023.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of March 31, 2023, statements of operations and statements of comprehensive loss for the three months ended March 31, 2023, and 2022 and statements of cash flows for the three months ended March 31, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Liquidity

Since inception, the Company has been engaged in organizational activities, including raising capital, and research and development activities. The Company does not yet have a product that has been approved by the FDA, has not generated any product sales revenues and has not yet achieved profitable operations, nor has it ever generated positive cash flows from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approval, and, ultimately, the market acceptance of the Company’s products.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2023, the Company had cash and cash equivalents of $102,038. Additionally, the Company had an accumulated deficit of $360,031 at March 31, 2023, and during the three months ended March 31, 2023, the Company incurred a net loss of $41,863. The Company expects to continue to generate operating losses for the foreseeable future. In connection with the merger with Flame and pursuant to the Certificate of Designation of the Series X non-voting convertible preferred stock (the “Series X Preferred Stock”), if stockholder approval for the conversion of the Series X Preferred Stock to common stock (the “Stockholder Approval”) is not obtained from the holders of the Company’s common stock within six months from the date of issuance of the Series X Preferred Stock, the holders of Series X Preferred Stock may require the Company to settle all of the then-outstanding shares of Series X Preferred Stock for cash at fair value. The Company fully expects the vote to pass and for the Series X Preferred Stock to convert into common stock. However, there can be no assurance that the Stockholder Approval will be received. If the Company fails to receive Stockholder Approval within six months from the date of issuance of the Series X Preferred Stock and the Company is required to settle then-outstanding shares of Series X Preferred Stock for cash at fair value, the Company’s financial position would be materially adversely affected and the Company would be forced to seek additional funding, which may not be available on acceptable terms or at all, or reduce or eliminate certain clinical trials, programs and operating expenses, which would adversely affect its business prospects.

The Company believes that its cash and cash equivalents of $102,038 as of March 31, 2023 will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these financial statements.

In addition, to support its future operations, the Company will likely seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If the Company does not obtain additional funding or development program cost-sharing, or exceeds its current spending forecasts or fails to receive the research and development tax incentive payment, the Company has the ability and would be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, any of which could adversely affect its business prospects. The inability to obtain funding, as and when needed, could have a negative impact on the Company’s financial condition and ability to pursue its business strategies.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% for the year ended December 31, 2022 and for the three months ended March 31, 2023.

The research and development incentive receivable represents an amount due in connection with the above program. The Company recorded a research and development incentive receivable of $2,343 and $2,099 as of March 31, 2023 and December 31, 2022, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $272 and $37, respectively, for the three months ended March 31, 2023 and 2022.

The following table shows the change in the research and development incentive receivable from January 1, 2022 to March 31, 2023 (in thousands):

Balance at January 1, 2022	$1,189
Australian research and development incentive income, net	2,051
Cash received for 2021 eligible expenses	(1,064)
Foreign currency translation	(77)
Balance at December 31, 2022	2,099
Australian research and development incentive income, net	272
Foreign currency translation	(28)
Balance at March 31, 2023	$2,343

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are held in United States or Australian financial institutions and money market funds. At times, the Company may maintain cash balances in excess of the federally insured amount of $250 per depositor, per insured bank, for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the year ended December 31, 2022 or for the three months ended March 31, 2023.

Deposits

As of March 31, 2023 and December 31, 2022, there were $976 and $1,108, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized, which were recorded in the condensed consolidated balance sheets.

Warrants

The Company will recognize on a prospective basis the value of the effect of the down round feature in the warrants to purchase shares of common stock that were issued in a private placement in November 2017 (the “2017 Warrants”) and in the warrants that were issued in a private placement in March 2020 (the “March 2020 Coverage Warrants”) when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic EPS calculation.

The Company classifies the warrants that are exercisable for shares for Series X non-voting convertible preferred stock (the “January 2023 Series X Preferred Stock Warrants”) as a liability on its condensed consolidated balance sheet. The Company initially recorded the January 2023 Series X Preferred Stock Warrants as a liability on January 17, 2023, and the warrant liability will be subsequently remeasured to fair value at each reporting date until the Stockholder Approval to convert shares of Series X Preferred Stock into shares of common stock is obtained. Changes in the fair value of the warrant liability are recognized as gains (losses) in the Company’s condensed consolidated statement of operations.

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
March 31, 2023
Assets:
Cash equivalents	$70,704	$70,704	$—	$—
Total assets	$70,704	$70,704	$—	$—

Liabilities:
Series X Preferred Stock warrant liability	$40	$—	$—	$40
Total liabilities	$40	$—	$—	$40

December 31, 2022
Assets:
Cash equivalents	$62,074	$62,074	$—	$—
Total assets	$62,074	$62,074	$—	$—

Cash equivalents of $70,704 and $62,074 as of March 31, 2023 and December 31, 2022, respectively, consisted of overnight investments and money market funds which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

The carrying values of the research and development incentive receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these assets and liabilities.

A roll-forward of the recurring fair value measurements of the warrant liability categorized with Level 3 inputs are as follows (in thousands):

Balance at January 17, 2023	$90
Change in fair value	(50)
Balance at March 31, 2023	$40

The warrant liability in the table above is composed of the fair value of the January 2023 Series X Preferred Stock Warrants. The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company utilized the Black-Scholes option valuation model to fair value the warrant liability. The expected life was estimated to be the term from the valuation date to the warrant expiry date. The expected volatility was based on the historical volatility of the Company. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies.” in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2022.

3. Acquisition of Flame Biosciences

Merger

On January 17, 2023 (the “Effective Date”), Leap acquired 100% of the outstanding equity of Flame, in accordance with the terms of the Agreement and Plan of Merger, dated as of the Effective Date (the “Merger Agreement”), by and among Leap, Fire Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Leap (“First Merger Sub”), Flame Biosciences LLC, a Delaware limited liability company and wholly owned subsidiary of Leap (“Second Merger Sub”), Flame, and the Stockholder Representative named therein. Pursuant to the Merger Agreement, First Merger Sub merged with and into Flame, and Flame was the surviving corporation of such merger and became a wholly owned subsidiary of Leap (the “First Merger”). Immediately following the First Merger, Flame merged with and into Second Merger Sub, and Second Merger Sub was the surviving entity of such merger (together with the First Merger, the “Merger”).

Pursuant to the Merger, Leap issued to the stockholders of Flame (the “Flame Stockholders”) 19,729,010 shares of common stock, and 136,248 shares of Series X non-voting convertible preferred stock (the “Series X Preferred Stock”), which was a newly designated series of preferred stock that is intended to have economic rights equivalent to the common stock, but with limited voting rights, and issued to the warrant holders of Flame (the “Flame Warrant Holders”) the right to acquire 65,301 shares of common stock (the “January 2023 Common Stock Warrants”) and 443 shares of Series X Preferred Stock (the “January 2023 Series X Preferred Stock Warrants”). Each share of Series X Preferred Stock is convertible into 1,000 shares of common stock, subject to the terms of any reverse stock split approved by the stockholders and effected by the Board of Directors. Under the terms of the Merger Agreement, Leap held back approximately 15,604 shares (the “Holdback Shares”) out of the aggregate number of shares of Series X Preferred Stock that the Flame Stockholders otherwise would be entitled to receive pursuant to the Merger so that Leap can have recourse to the Holdback Shares for purposes of satisfying certain claims for indemnification that Leap may have against the Flame Stockholders in connection with the Merger.

The Company accounted for the acquisition of Flame as an asset acquisition allocating the purchase price under GAAP of $79,016 to net assets acquired. Although there is a presumption under SEC Rule 11-01(d) (“11-01(d)”) that when a legal entity is acquired, it represents a business acquisition, the Company concluded that in this case, the transaction did not represent the acquisition of a business. After considering the criteria set forth in 11-01(d), the Company concluded that the acquisition of Flame by the Company was an acquisition of assets and not an acquisition of a business in accordance 11-01(d). Specifically, the Company concluded that 1) the entity did not generate revenue and 2) there was not sufficient continuity of Flame’s operations prior to and following the transaction, in that no facilities, employees, sales force, distribution system, customer base, trade names or production techniques remained with the entity after the acquisition.

Leap primarily acquired cash of $50,362, certain working capital items ($928) and a portfolio of clinical- and pre-clinical-stage intellectual property, in connection with the acquisition of Flame. The Company accounted for the acquisition of Flame by recording the cash and any other assets and liabilities of Flame on its condensed consolidated balance sheet at their historical carrying values, which approximates fair values. The remaining fair value of the consideration transferred was allocated to the in-process research and development (“IPR&D”) assets acquired. Certain transaction costs that were not deemed to meet the criteria of costs directly attributable to the issuance of securities were capitalized in accordance with ASC 805-50-30-1 and recognized as part of fair value of assets acquired. As the Company concluded that such IPR&D does not have an alternative future use, the relative fair value allocated to acquired IPR&D of $29,582 was expensed in research and development expenses within the Company’s condensed consolidated statement of operations during the three months ended March 31, 2023.

The following table summarizes the net assets acquired based on their estimated fair values as of January 17, 2023 (in thousands):

Acquired IPR&D	$29,582
Cash and cash equivalents	50,362
Accounts payable and accrued liabilities	(928)
Total acquisition value	$79,016

The fair value assigned to each component of the purchase consideration, including direct costs of the acquisition of $1,393, as of the Effective Date is set forth in the table below (in thousands, except share and per share amounts):

		Equivalent common
	Number of shares	shares	Fair Value
Leap common stock (par value $0.0001 per share)	19,729,010	19,729,010	$9,805
Leap Series X Preferred Stock (1000:1)	136,248	136,248,000	67,715
Warrants on Leap common stock	65,301	65,301	13
Warrants on Leap Series X Preferred Stock (1000:1)	443	443,000	90
Direct and incremental costs of the asset acquisition			1,393

Total		156,485,311	$79,016

In addition, subject to and upon the terms and conditions set forth in the Merger Agreement, the Company may also (i) pay Contingent Merger Consideration (as defined in the Merger Agreement) that may become payable if, and only if, certain assets of Flame related to Flame’s FL-101 program and/or FL-103 program are sold after the consummation of the Merger pursuant to the FL-101/103 Disposition Agreement (as defined in the Merger Agreement), which Contingent Merger Consideration shall be 80% of the after-tax net proceeds of such sale, if any, and the payment thereof is subject to the terms and conditions set forth in the Merger Agreement and (ii) issue pursuant to the Merger additional shares of Series X Preferred Stock or common stock as a result of any applicable post-closing purchase price adjustment in the event that Flame’s actual Company Net Cash (as defined in the Merger Agreement) as of the Effective Date is determined to be greater than Flame’s estimated Company Net Cash as of the closing.

Series X Preferred Stock

Pursuant to the Merger, the Company issued 136,248 shares of Series X Preferred Stock to Flame Stockholders and January 2023 Series X Preferred Stock Warrants for 443 shares of Series X Preferred Stock to Flame Warrant Holders. Subject to and upon the requisite approval of the stockholders of Leap, each issued share of Series X Preferred Stock and each share of Series X Preferred Stock issuable pursuant to the January 2023 Series X Preferred Stock Warrants shall convert into 1,000 shares of common stock, subject to the terms of any reverse stock split approved by the stockholders and effected by the Board of Directors. In the event that stockholder approval is not obtained, the Company must also include a proposal to approve the conversion of the Series X Preferred Stock to common stock at a meeting of stockholders (“Special Meeting”), to be held no less than once in each subsequent six-month period beginning on the date of the Special Meeting until such approval is obtained. If stockholders have not approved the conversion of the Series X Preferred Stock into common stock by July 17, 2023 (six months from the Effective Date), then, holders of Series X Preferred Stock may thereafter require the Company to repurchase the Series X Preferred Stock at the then-current fair value of the underlying common stock.

Conversion

Subject to stockholder approval and the terms of any reverse stock split approved by the stockholders and effected by the Board of Directors, the Series X Preferred Stock is convertible into common stock at a rate of approximately 1,000 shares of common stock for every one share of Series X Preferred Stock that is converted. On the second business day following stockholder approval, each share of Series X Preferred Stock then outstanding shall automatically convert into 1,000 shares of common stock, subject to the terms of any reverse stock split approved by the stockholders and effected by the Board of Directors.

Voting Rights

Except as otherwise required by law, the Series X Preferred Stock does not have voting rights. However, as long as any shares of Series X Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series X Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series X Preferred Stock, (b) alter or amend the Series X Certificate of Designation, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series X Preferred Stock, (d) issue shares of Series X Preferred Stock (other than pursuant to, and in accordance with, the Merger Agreement), or increase the number of authorized shares of Series X Preferred Stock, or decrease the number of authorized shares of Series X Preferred Stock below an aggregate number of shares of Series X Preferred Stock then outstanding plus the total number of shares of Series X Preferred Stock issuable pursuant to the Merger Agreement that have not then previously been issued, (e) prior to the requisite approval of the conversion of the Series X Preferred Stock to common stock by the stockholders of Leap, consummate a Fundamental Transaction or any merger or consolidation of Leap with or into another entity or any stock sale to, or other business combination in which the stockholders of Leap immediately before such transaction do not hold at least a majority of the capital stock of Leap immediately after such transaction, or (f) enter into any agreement with respect to any of the foregoing. The Series X Preferred Stock shall rank, as to distributions of assets upon liquidation, as follows: (i) senior to any class or series of capital stock of Leap created after the closing date specifically ranking by its terms junior to the common stock (“Junior Securities”); (ii) on parity with the common stock and any other class or series of capital stock of Leap created after the closing date specifically ranking by its terms on parity with the Series X Preferred Stock or the common stock (“Parity Securities”); and (iii) junior to any class or series of capital stock of Leap created after the closing specifically ranking by its terms senior to the common stock (“Senior Securities”).

Dividends

Holders of Series X Preferred Stock are entitled to receive dividends on shares of Series X Preferred Stock equal, on an as-if-converted-to-common-stock basis, and in the same form as dividends actually paid on shares of the common stock.

Liquidation and Dissolution

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (“Liquidation”), each holder of Series X Preferred Stock shall be entitled to receive, in preference to any distributions to the holders of the Junior Securities, pari passu with any distributions to the holders of the Parity Securities, and subject and junior to the prior and superior rights of the holders of any Senior Securities to receive any distributions, an equivalent amount of distributions as would be paid on the common stock underlying such holder’s shares of Series X Preferred Stock, determined on an as-converted to common stock basis by treating all then outstanding shares of Series X Preferred Stock as if they had been converted to common stock (without regard to the Beneficial Ownership Limitation) and all then outstanding Parity Securities that are entitled to receive distributions on substantially the same terms as the Series X Preferred Stock as if such then outstanding Parity Securities had been converted to common stock (without regard to any beneficial ownership limitation similar to the Beneficial Ownership Limitation), plus, without duplication, an additional amount equal to any dividends declared but unpaid on such holder’s shares of Series X Preferred Stock, before any distributions to holders of any class of any Junior Securities. If, upon any such Liquidation, the assets of the Company shall be insufficient to pay the holders of shares of the Series X Preferred Stock the amount required under the preceding sentence, then all remaining assets of the Company available for distribution to the stockholders of the Company shall be distributed ratably to the holders and the holders of Parity Securities in accordance with the respective amounts that would be payable on all outstanding Series X Preferred Stock and all outstanding Parity Securities if all amounts payable thereon upon any such Liquidation were paid in full.

Redemption

If Stockholder Approval is not obtained within six months from the date of issuance of the Series X Preferred Stock and the Series X Preferred Stock becomes eligible to be settled in cash, the Company will be required to recognize changes in the redemption value immediately as it occurs and then subsequently adjust the carrying amount of the Series X Preferred Stock to equal the redemption value at the end of each reporting period as if the end of the reporting period were also the redemption date for the Series X Preferred Stock. The change in fair value of the Series X Preferred Stock would be recognized as a deemed dividend, which adjusts retained earnings and earnings available to common stockholders in computing basic and diluted earnings per share. Upon cash settlement, if the fair value of the consideration transferred is greater than the carrying amount of the Series X Preferred Stock surrendered, (1) retained earnings should be reduced by the difference and (2) earnings available to common stockholders would be reduced by the difference in accordance with ASC 260-10, Earnings Per Share.

January 2023 Common Stock Warrants and January 2023 Series X Preferred Stock Warrants

In January 2023, pursuant to the Merger, the warrants held by the Flame Warrant Holders became exercisable for 65,301 shares of Leap’s common stock (the “January 2023 Common Stock Warrants”). The January 2023 Common Stock Warrants have an exercise price of $0.68 per share and expire in February 2025. The January 2023 Common Stock Warrants qualify for equity classification.

Also in January 2023, pursuant to the Merger, the warrants held by the Flame Warrant Holders became exercisable for 443 shares of Series X Preferred Stock (the “January 2023 Series X Preferred Stock Warrants”). Each share of Series X Preferred Stock is convertible into 1,000 shares of Common Stock, subject to the terms of any reverse stock split approved by the stockholders and effected by the Board of Directors. The January 2023 Series X Preferred Stock Warrants have an exercise price of $678.48 per share (subject to the terms of any reverse stock split approved by the stockholders and effected by the Board of Directors) and expire in February 2025.

The Company classifies the January 2023 Series X Preferred Stock Warrants as a liability on its consolidated balance sheet. The Company initially recorded the January 2023 Series X Preferred Stock Warrants as a liability on the Effective Date and the warrant liability will be subsequently remeasured to fair value at each reporting date until the Stockholder Approval to convert shares of Series X Preferred Stock into shares of common stock (from mezzanine equity into permanent equity) is obtained.

Changes in the fair value of the warrant liability are recognized as gains (losses) in the Company’s consolidated statement of operations. During the three months ended March 31, 2023, the Company recorded a gain of $50 in its condensed consolidated statement of operations.

4. Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2023	2022
Clinical trials	$2,374	$2,093
Professional fees	398	533
Payroll and related expenses	1,616	2,526
Accrued expenses	$4,388	$5,152

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

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the lease term. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has existing net leases in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. During the year ended December 31, 2022, the Company extended the term of its operating lease and recorded an additional right-of-use asset and lease liability of $609. As of March 31, 2023, a right-of-use asset of $569 and lease liability of $577 are reflected on the condensed consolidated balance sheets. The Company recorded rent expense of $114 and $108, respectively, during the three months ended March 31, 2023 and 2022.

Future lease payments under non-cancelable operating leases as of March 31, 2023 are detailed as follows:

Future Operating Lease Payments
2023	339
2024	268
Total Lease Payments	607
Less: imputed interest	(30)
Total operating lease liabilities	$577

6. Warrants

As of March 31, 2023, the number of shares of common stock and Series X Preferred Stock issuable upon the exercise of outstanding warrants, consisted of the following:

March 31, 2023
	Number of Common Shares
Description	Issuable	Number of Series X Preferred Shares Issuable	Exercise Price	Expiration Date
January 23 2017 Warrants	54,516	—	$0.01	Upon M&A Event
2017 Warrants	2,502,382	—	$1.055	November 2024
2019 Warrants	6,908,257	—	$1.95	February 2026
March 2020 Pre-funded Warrants	8,247,170	—	$0.001	No Expiry
March 2020 Coverage Warrants	25,945,035	—	$2.11	Jan - March 2027
September 2021 Pre-funded Warrants	5,916,030	—	$0.001	No Expiry
January 2023 Common Stock Warrants	65,301	—	$0.680	February 2025
January 2023 Series X Preferred Stock Warrants (Convertible 1000 to 1)	—	443	$678.48	February 2025
	49,638,691	443

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

During the three months ended March 31, 2023, the Company redeemed 100,000 of the 2019 Warrants at a purchase price of $0.29 per share.

March 2020 Warrants

On January 3, 2020, the Company entered into a Securities Purchase Agreement with investors, providing for a private placement transaction exempt from the Securities Act of 1933, as amended, pursuant to which the Company issued and sold 1,421,801 shares of its Series A Preferred Stock, at a purchase price of $10.54 per share, and 1,137,442 shares of its Series B Preferred Stock at a purchase price of $10.55 per share, and one share of the Company’s Special Voting Stock entitling the purchaser of Series A Preferred Stock to elect one member of the Company’s Board of Directors.

On March 5, 2020, the Company’s stockholders approved the conversion of the Series A Preferred Stock into a pre-funded warrant to purchase 14,413,902 shares of common stock at an exercise price of $0.001 (the “March 2020 Pre-funded Warrants”) and the conversion of the Series B Preferred Stock into 11,531,133 shares of common stock. Each investor also received a warrant to purchase an equal number of shares of common stock at an exercise price of $2.11 per share (the “March 2020 Coverage Warrants”). The March 2020 Pre-funded Warrants and the March 2020 Coverage Warrants qualify for equity classification.

The March 2020 Coverage Warrants contain full ratchet anti-dilution protection provisions, relating to the issuance of “Convertible Securities”, as defined therein. The Company will recognize on a prospective basis the value of the effect of the down round feature in the Coverage Warrants when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic EPS calculation.

During the year ended December 31, 2022, there were cashless exercises of 6,166,732 March 2020 Pre-funded Warrants, exercise price $0.001 per share, resulting in the issuance of 6,161,000 shares of the Company’s common stock.

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

During the year ended December 31, 2022, there were cashless exercises of 1,690,137 June 2020 Pre-funded Warrants, exercise price $0.001 per share, resulting in the issuance of 1,688,571 shares of the Company’s common stock.

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

During the year ended December 31, 2022, there were cashless exercises of 2,855,898 September 2021 Pre-funded Warrants, exercise price $0.001 per share, resulting in the issuance of 2,853,351 shares of the Company's common stock.

January 2023 Common Stock Warrants

In January 2023, pursuant to the Merger, the warrants held by the Flame Warrant Holders became exercisable for 65,301 shares of Leap’s common stock (the “January 2023 Common Stock Warrants”). The January 2023 Common Stock Warrants have an exercise price of $0.68 per share and expire in February 2025. The January 2023 Common Stock Warrants qualify for equity classification.

January 2023 Series X Preferred Stock Warrants

In January 2023, pursuant to the Merger, the warrants held by the Flame Warrant Holders also became exercisable for 443 shares of Series X Preferred Stock (the “January 2023 Series X Preferred Stock Warrants”). Each share of Series X Preferred Stock is convertible into 1,000 shares of common stock, subject to Stockholder Approval and the terms of any reverse stock split approved by the stockholders and effected by the Board of Directors. The January 2023 Series X Preferred Stock Warrants have an exercise price of $678.48 per share (subject to the terms of any reverse stock split approved by the stockholders and effected by the Board of Directors) and expire in February 2025.

The Company classifies the January 2023 Series X Preferred Stock Warrants as a liability on its consolidated balance sheet. The Company initially recorded the January 2023 Series X Preferred Stock Warrants as a liability on the Effective Date and the warrant liability will be subsequently remeasured to fair value at each reporting date until the Stockholder Approval to convert shares of Series X Preferred Stock into shares of common stock (from mezzanine equity into permanent equity) is obtained.

Changes in the fair value of the warrant liability are recognized as gains (losses) in the Company’s consolidated statement of operations. During the three months ended March 31, 2023, the Company recorded a gain of $50 in its condensed consolidated statement of operations.

7. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through March 31, 2023, no dividends have been declared for shares of common stock.

Acquisition of Flame – January 2023

On January 17, Leap acquired 100% of the outstanding equity of Flame. Pursuant to the Merger, Leap issued to Flame Stockholders 19,729,010 shares of common stock. The Company also issued Series X Preferred Stock to Flame Stockholders pursuant to the Merger (see Note 3).

In accordance with Nasdaq listing rules, holders of shares of common stock issued by the Company as consideration for the acquisition of Flame are not entitled to vote any of such shares at any shareholder meeting on the approval of the conversion of the Series X Preferred Stock into common stock.

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

On January 20, 2017, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). Beginning on January 1, 2018, the number of shares of common stock authorized for issuance pursuant to the 2016 Plan was increased each January 1 by an amount equal to 4% of the Company’s outstanding common stock as of the end of the immediately preceding calendar year or such other amount as determined by the compensation committee of the Company’s Board of Directors.

On June 16, 2022, the Company’s stockholders approved the 2022 Equity Incentive Plan (the “2022 Plan”), which provides for a total of 7,500,000 new shares of the Company’s common stock to be granted.

As of March 31, 2023, there were 1,190,949 shares available for grant under the Company’s equity incentive plans.

A summary of stock option activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2022	11,917,331	3.59	7.47	—
Granted	8,235,000	0.34
Forfeited	(64,173)	1.90
Outstanding at March 31, 2023	20,088,158	2.27	8.33	—
Options exercisable at March 31, 2023	8,247,158	4.49	6.35	—
Options vested and expected to vest at March 31, 2023	20,088,158	2.27	8.33	—

The grant date fair value of the options granted during the three months ended March 31, 2023 and 2022 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of the Company. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The weighted average grant date fair value for the stock options granted during the three months ended March 31, 2023 and 2022 was $0.25 and $1.39 per share, respectively.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the three months ended March 31, 2023 and 2022 were as follows, presented on a weighted average basis:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2023	2022

Expected volatility	89.99%	82.70%
Weighted average risk-free interest rate	3.56%	1.67%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.42	6.01

Stock options generally vest over a three or four year period, as determined by the compensation committee of the Board of Directors at the time of grant. The options expire 10 years from the grant date. As of March 31, 2023, there was approximately $5,866 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.29 years.

Restricted Stock Units

During the three months ended March 31, 2022, the Company granted 2,575,000 Restricted Stock Units (“RSUs”) to employees that will cliff vest and will be settled after three years of continuous service, or upon a change of control of the Company, whichever is earlier, pursuant to the 2016 Plan. The Company did not grant any RSUs during the three months ended March 31, 2023.

The following table presents RSU activity under the 2016 Plan during the three months ended March 31, 2023:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Outstanding at December 31, 2022	3,585,606	$1.89
Vested	(660,606)	$1.42
Outstanding at March 31, 2023	2,925,000	$2.00

As of March 31, 2023, there were 2,925,000 shares outstanding covered by RSUs that are expected to vest with a weighted average grant date fair value of $2.00 per share and an aggregate grant date fair value of approximately $5,850. As of March 31, 2023, there was approximately $3,353 of unrecognized compensation costs related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 1.8 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and RSUs to employees and non-employees in the condensed consolidated statements of operations during the three months ending March 31, 2023 and 2022 as follows:

Stock Based Compensation Expense

	Three Months Ended March 31,
	2023	2022

Research and development	$704	$554
General and administrative	606	650
Total	$1,310	$1,204

9. Net Loss Per Share

Basic and diluted net loss per share for the three months ended March 31, 2023 and 2022 was calculated as follows (in thousands except share and per share amounts).

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(41,863)	$(10,376)
Net loss attributable to common stockholders for basic and diluted loss per share	$(41,863)	$(10,376)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	129,344,272	113,248,937
Net loss per share attributable to common stockholders – basic and diluted	$(0.32)	$(0.09)

Included within weighted average common shares outstanding for the three months ended March 31, 2023 and 2022 are 14,217,716 and 24,930,483, respectively, common shares issuable upon the exercise of the pre-funded warrants and penny warrants, as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

All warrants and shares of Series X Preferred Stock issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the board of directors, on the Company’s common stock. For purposes of computing EPS, these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants and Series X Preferred Stock for the three months ended March 31, 2023 and 2022, as results of operations were a loss for the period.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2023 and 2022, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Restricted stock units to purchase common stock	2,925,000	3,510,606
Options to purchase common stock	20,088,158	9,101,507
Warrants to purchase common stock	35,420,975	35,455,674
	58,434,133	48,067,787

Pursuant to the Merger, the Company issued 136,248 shares of Series X Preferred Stock to Flame Stockholders. As of March 31, 2023, the number of potentially dilutive shares of the Company’s common stock into which these Series X preferred shares can be converted into is 136,248,000, and is not included in diluted earnings per share since the shares are contingently convertible. Subject to and upon the requisite approval of the stockholders of Leap, each issued share of Series X Preferred Stock shall convert into 1,000 shares of common stock, subject to the terms of any reverse stock split approved by the stockholders and effected by the Board of Directors. In the event that stockholder approval is not obtained, the Company must also include a proposal to approve the conversion of the Series X Preferred Stock into common stock at a meeting of stockholders (“Special Meeting”), to be held no less than once in each subsequent six-month period beginning on the date of the Special Meeting until such approval is obtained. If stockholders have not approved the conversion of the Series X Preferred Stock into common stock by July 17, 2023 (six months from the Effective Date), then, holders of Series X Preferred Stock may thereafter require the Company to repurchase the Series X Preferred Stock at the then-current fair value of the underlying common stock.

10. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of March 31, 2023, there were $3,469 noncancelable commitments under these agreements.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through March 31, 2023.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through March 31, 2023.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2023 or December 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q, including the disclosures under Part II, Item IA “Risk Factors,” and our audited condensed consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission, or the SEC, on March 24, 2023. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and, unless otherwise indicated, amounts are presented in U.S. dollars.

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

Recent Developments

Since December 31, 2022, we have continued to make progress with the development of DKN-01 and our business strategy.

●	Leap completed the acquisition of Flame Biosciences and added FL-301 and two preclinical antibody programs to Leap’s pipeline. In January 2023, Leap acquired Flame Biosciences, Inc. (“Flame”) and its assets, including FL-301, its clinical stage anti-Claudin18.2 monoclonal antibody, FL-302, its preclinical anti-Claudin18.2/CD137 bispecific monoclonal antibody, FL-501, its preclinical anti-GDF15 monoclonal antibody, and cash of approximately $50.4 million as of January 17, 2023 (the “Effective Date”). In the merger, Leap issued 19,729,010 shares of its common stock and 136,248 shares of Series X Preferred Stock to Flame stockholders and assumed warrants exercisable for 65,301 shares of common stock and 443 shares of Series X Preferred Stock. Leap will seek stockholder approval for the conversion of the Series X Preferred Stock into common stock, pursuant to the terms of the Certificate of Designation and Nasdaq rules, at the 2023 Annual Meeting of Stockholders, which is expected to be held on June 16, 2023. Upon stockholder approval, each share of Series X Preferred Stock will convert into 1,000 shares of common stock, subject to the terms of any reverse stock split approved by the stockholders and implemented by the Board of Directors.
●	Leap provided an update on the agreement with BeiGene. In March 2023, Leap announced that BeiGene’s option under the Exclusive Option and License Agreement between Leap and BeiGene, granting rights in certain Asian territories to DKN-01 has expired in accordance with the terms of the agreement. Leap and BeiGene will continue to collaborate on the ongoing Part C of the DisTinGuish trial, a randomized controlled trial of DKN-01 in combination with tislelizumab and chemotherapy in first-line gastric cancer patients, as a clinical collaboration with BeiGene supplying tislelizumab.
●	Promotion of Jason Baum, Ph.D. to Chief Scientific Officer. Dr. Baum has served as our Vice President and Head of Translational Research since August 2020 and was promoted to Chief Scientific Officer effective April 1, 2023.
●	Completion of Enrollment in Part A of DeFianCe Study. In April 2023, Leap announced that enrollment has been completed in Part A of the Phase 2 DeFianCe study evaluating DKN-01, in combination with standard of care bevacizumab and chemotherapy as a second-line treatment for patients with advanced colorectal cancer (CRC). The Part A cohort enrolled 33 patients.

●	Upcoming Presentation of Data from Part A of DisTinGuish Study. In April 2023, Leap announced that new long-term follow-up data in first-line patients with advanced gastroesophageal adenocarcinoma (GEA) from Part A of the DisTinGuish study, a Phase 2 clinical trial evaluating DKN-01 in combination with tislelizumab and chemotherapy, will be presented at the upcoming 2023 American Society of Clinical Oncology (ASCO) Annual Meeting taking place in Chicago, Illinois on June 2-6, 2023. Part A enrolled 25 first-line HER2- GEA cancer patients to receive DKN-01 in combination with tislelizumab and capecitabine and oxaliplatin. Part B enrolled 52 second-line GEA cancer patients whose tumors expressed high levels of DKK1 to receive DKN-01 in combination with tislelizumab. Part C is currently enrolling approximately 160 first-line HER2- GEA cancer patients in a randomized controlled trial of DKN-01 in combination with tislelizumab and chemotherapy compared to tislelizumab and chemotherapy.

Financial Overview

Research and Development Expenses

Our research and development activities have included conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates, primarily DKN-01. We recognize research and development expenses as they are incurred. Our research and development expenses during the three months ended March 31, 2023 consisted primarily of:

●	the fair value of the in-process research and development (“IPR&D”) acquired from Flame;
●	salaries and related overhead expenses for personnel in research and development functions, including costs related to stock-based compensation;
●	fees paid to consultants and CROs for our nonclinical and clinical trials, and other related clinical trial fees, including but not limited to laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis;
●	costs related to acquiring and manufacturing clinical trial material; and
●	costs related to compliance with regulatory requirements.

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Direct research and development by program:
DKN‑01 program	$9,342	$7,740
TRX518 program	18	44
In-process research and development acquired from Flame	29,582	—

Total research and development expenses	$38,942	$7,784

Australian research and development incentives	$272	$37

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

Companies engaged in research and development may be eligible for either:

●	a refundable tax offset at a rate of 18.5% above the company's tax rate for entities with income of less than A$20 million per annum, or
●	a non-refundable tax offset for all other entities which is a progressive marginal tiered R&D intensity threshold. Increasing rates of benefit apply for incremental research and development expenditure by intensity:
●	0 to 2% intensity: an 8.5% premium to the company’s tax rate
●	Greater than 2% intensity: a 16.5% premium to the company’s tax rate.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 24, 2023, and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

●	revenue recognition;
●	accrued research and development expenses;
●	research and development incentive receivable; and
●	stock-based compensation.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change

	(in thousands)
Operating expenses:
Research and development	$38,942	$7,784	$31,158
General and administrative	3,784	2,848	936
Total operating expenses	42,726	10,632	32,094
Loss from operations	(42,726)	(10,632)	(32,094)
Interest income	848	5	843
Interest expense	—	(21)	21
Australian research and development incentives	272	37	235
Foreign currency gain (loss)	(307)	235	(542)
Change in fair value of warrant liability	50	—	50
Net loss	$(41,863)	$(10,376)	$(31,487)

Research and Development Expenses

	Three Months Ended March 31,
			Increase
	2023	2022	(Decrease)

	(in thousands)
Direct research and development by program:
DKN‑01 program	$9,342	$7,740	$1,602
TRX518 program	18	44	(26)
In-process research and development acquired from Flame	29,582	—	29,582

Total research and development expenses	$38,942	$7,784	$31,158

Research and development expenses were $38.9 million for the three months ended March 31, 2023, compared to $7.8 million for the three months ended March 31, 2022. The increase of $31.1 million in research and development expenses during the three months ended March 31, 2023 as compared to the same period in 2022, was primarily due to $29.6 million of in-process research and development (“IPR&D”) acquired in the Flame merger which the Company expensed during the three months ended March 31, 2023. The increase was also attributable to $0.8 million in manufacturing costs related to clinical trial material and manufacturing campaigns, $0.8 million in payroll and other related expenses due to an increase in headcount of our research and development full-time employees and an increase of $0.1 million in stock-based compensation expense due to new stock options granted to research and development full-time employees. These increases were partially offset by a $0.2 million decrease in clinical trial costs.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended March 31, 2023, compared to $2.8 million for the three months ended March 31, 2022. The increase of $1.0 million in general and administrative expenses was primarily due to an increase of $0.7 million in professional fees due to higher finance and legal costs associated with our business development activities and a $0.3 million increase in payroll and other related expenses due to an increase in headcount of our general and administrative full-time employees.

Interest Income

During the three months ended March 31, 2023, we recorded interest income of $0.8 million. During the three months ended March 31, 2022, we recorded an immaterial amount of interest income. The increase during the three months ended March 31, 2023 as compared to the same period in 2022 was due to higher interest rates.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.3 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gains (loss)

During the three months ended March 31, 2023 and 2022, we recorded a foreign currency transaction gain (loss) of ($0.3) million and $0.2 million, respectively. Foreign currency transaction gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2023, we had cash and cash equivalents of $102.0 million. Additionally, we had an accumulated deficit of $360.0 million at March 31, 2023, and during the three months ended March 31, 2023, we incurred a net loss of $41.9 million. We expect to continue to generate operating losses in the foreseeable future.

We believe that our cash and cash equivalents of $102.0 million as of March 31, 2023 will be sufficient to fund our operating expenses for at least the next 12 months from the issuance of this report on Form 10-Q. In connection with the merger with Flame and pursuant to the Certificate of Designation of the Series X Preferred Stock, if stockholder approval for the conversion of the Series X Preferred Stock to common stock (the “Stockholder Approval”) is not obtained from the holders of our common stock within six months from the date of issuance of the Series X Preferred Stock, the holders of Series X Preferred Stock may require us to settle all of the then-outstanding shares of Series X Preferred Stock for cash at fair value. We fully expect the vote to pass and for the Series X Preferred Stock to convert to common stock. However, there can be no assurance that the Stockholder Approval will be received. If we fail to receive the Stockholder Approval within six months from the date of issuance of the Series X Preferred Stock and are required to settle then-outstanding shares of Series X Preferred Stock for cash at fair value, our financial position would be materially adversely affected and we would be forced to seek additional funding, which may not be available on acceptable terms or at all, or reduce or eliminate certain clinical trials, programs and operating expenses, which would adversely affect our business prospects. In addition, to support our future operations, we will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If we do not obtain additional funding or development program cost-sharing, we could be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which could adversely affect our business prospects. The inability to obtain funding, as and when needed, could have a negative impact on Leap’s financial condition and our ability to pursue our business strategies.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Cash used in operating activities	$(12,700)	$(11,518)
Cash provided by investing activities	49,317	—
Cash used in financing activities	(29)	(210)
Effect of exchange rate changes on cash and cash equivalents	(50)	32
Net increase (decrease) in cash and cash equivalents	$36,538	$(11,696)

Operating activities. Net cash used in operating activities for the three months ended March 31, 2023 was primarily related to our net loss from the operation of our business of $41.9 million and net changes in working capital, including a decrease in accounts payable and accrued expenses of $2.2 million, an increase in research and development incentive receivable of $0.3 million, an increase in prepaid expenses and other assets of $0.2 million and a decrease in lease liabilities of $0.1 million. These changes were partially offset by a noncash IPR&D expense of $29.6 million, noncash stock based compensation expense of $1.3 million, a decrease of $0.7 million in other assets, change in a right-of-use asset of $0.1 million and foreign currency transaction losses of $0.3 million.

Net cash used in operating activities for the three months ended March 31, 2022 was primarily related to our net loss from the operation of our business of $10.4 million and net changes in working capital, including a decrease in accounts payable and accrued expenses of $2.4 million, a decrease in lease liabilities of $0.1 million and foreign currency transaction gains of $0.2 million. These changes were partially offset by a decrease of $0.3 million in prepaid expenses and other assets, noncash stock based compensation expense of $1.2 million and change in a right-of-use asset of $0.1 million.

Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2023 was related to cash acquired in connection with the acquisition of Flame of $50.4 million and payment of direct and incremental costs of $1.0 million associated with the acquisition of Flame. There were no investing activities during the three months ended March 31, 2022.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2023 consisted of an immaterial amount paid by the Company for the redemption of 100,000 of the 2019 warrants. Net cash used in financing activities for the three months ended March 31, 2022 consisted of payments of deferred offering costs of $0.2 million.

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

As of March 31, 2023, our management, with the participation of our Chief Executive Officer, who is also serving as Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded, based upon the evaluation described above, that, as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in our ordinary shares involves a high degree of risk. You should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 24, 2023, which could materially affect our business, financial condition, operating results or cash flows. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 24, 2023. Except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022.

We are not in compliance with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Global Market or the Nasdaq Capital Market, our Common Stock could be delisted, which could affect our Common Stock’s market price and liquidity and reduce our ability to raise capital.

On November 2, 2022, we received a letter (the “Notice”) from Nasdaq Stock Market, or Nasdaq, notifying us that, because the closing bid price for our common stock has been below $1.00 per share for 30 consecutive business days, it no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Global Market. The Notice provided us with a compliance period of 180 calendar days, or until May 1, 2023, to regain compliance.

On April 26, 2023, the Company applied to transfer its securities to The Nasdaq Capital Market (the “Capital Market”), as allowed under Nasdaq Listing Rules. On May 3, 2023, Nasdaq approved the Company’s application to list its common stock on the Capital Market. The approval was in part based upon the Company meeting the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on the Capital Market (except for the bid price requirement), the Company’s written notice of its intention to cure the deficiency by effecting a reverse stock split, if necessary, its agreement to the conditions outlined in the Nasdaq Listing Agreement, and additional supporting information provided in its application. The Company’s securities were transferred to the Capital Market at the opening of business on May 4, 2023 and Nasdaq has determined that the Company will be eligible for an additional 180 calendar day period, or until October 30, 2023, to regain compliance. If at any time during this additional time period the closing bid price of the Company’s security is at least $1 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation of compliance and this matter will be closed.

If compliance cannot be demonstrated by October 30, 2023, or the Company does not comply with the terms of this extension, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal the determination to a Hearings Panel.

We have submitted a proposal to our stockholders to approve a reverse stock split in the range of 1 to 5 up to 1 to 20 (the “Reverse Stock Split”) in order, in part, to regain compliance with the $1.00 bid price requirement. There can be no assurance that we will regain compliance or otherwise maintain compliance with the other listing requirements for the Nasdaq Global Market or Nasdaq Capital Market.

We cannot assure you that the proposed Reverse Stock Split will increase the price of the Common Stock.

We expect that the Reverse Stock Split will increase the market price of our common stock. However, the effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty, and the history of reverse stock splits for other companies in our industry is varied, particularly since some investors may view a reverse stock split negatively. It is possible that the per share price of the common stock after the Reverse Stock Split will not increase in the same proportion as the reduction in the number of outstanding shares of common stock following the Reverse Stock Split, and the Reverse Stock Split may not result in a per share price that would attract investors who do not trade in lower priced stocks. In addition, we cannot assure you that the common stock will be more attractive to investors. Even if we implement the Reverse Stock Split, the market price of the common stock may decrease due to factors unrelated to the Reverse Stock Split, including our future performance and the impact of shares available to be sold by the former Flame stockholders. If the Reverse Stock Split is consummated and the trading price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split.

There is no guarantee that the acquisition of Flame by us will increase stockholder value.

We cannot guarantee that the acquisition of Flame and related transactions will not impair stockholder value or otherwise adversely affect our business as a result of the dilution caused by the number of shares of common stock issued to the former Flame stockholders or the risk that the holders of Series X Preferred Stock will redeem their shares for cash in the event that stockholder approval of the Series X Preferred Stock conversion is not obtained by six months from the date of issuance.

In addition, certain of our outstanding warrants that expire on January 3, 2027 and are exercisable for an aggregate of 25,945,035 shares of our common stock at an exercise price per share of $2.11, and certain of our outstanding warrants that expire on November 14, 2024 and are exercisable for an aggregate of 2,502,382 shares of our common stock at an exercise price per share of $1.055, have anti-dilution provisions included in their respective terms that provide for a reduction of the applicable exercise price per share of each of such warrants in the event that we issue any security that is convertible for shares of our common stock and the effective price per share at which we issue any such convertible security is less than the applicable exercise price per share of any of such warrants (any such convertible security being referred to as a “Dilutive Convertible Security”). If we issue any Dilutive Convertible Security, the anti-dilution provisions included in the respective terms of such warrants would cause the applicable exercise price per share of any of such warrants that is higher than the effective price per share at which we issue such Dilutive Convertible Security to be adjusted and reduced to a new applicable exercise price per share that is equal to the effective price per share of such Dilute Convertible Security. Although the effective price per share (on an as-converted to common stock basis) of $0.5501 at which we issued the shares of Series X Preferred Stock to the former Flame stockholders at the closing of the acquisition was less than the applicable exercise price per share of each of such warrants, we do not believe that the anti-dilution provisions included in the respective terms of such warrants were triggered by such issuance of Series X Preferred Stock because the Series X Preferred Stock, by its terms, was not convertible into shares of our common stock at the time the Series X Preferred Stock was issued and would not be convertible at any time thereafter into shares of our common stock unless the requisite approval of the stockholders of Leap were obtained approving such conversion, in which case such shares of Series X Preferred Stock would be convertible into shares of our common stock at that time in accordance with the terms of the Series X Preferred Stock. If there is a disagreement between us and the holders of such warrants about whether the anti-dilution provisions included in the respective terms of such warrants were triggered by the issuance or, if applicable, the subsequent conversion of the Series X Preferred Stock, and if it were ultimately determined that such anti-dilution provisions were triggered by the issuance or, if applicable, the subsequent conversion of the Series X Preferred Stock, the applicable exercise price per share of each of such warrants would be adjusted and reduced to $0.5501 per share. Any such adjustment and reduction of the applicable exercise price per share of such warrants would dilute stockholder value. There can be no assurance that the benefits and value to be generated by us or our stockholders from the acquisition would exceed any dilution to stockholder value that may result from any such adjustment and reduction of the applicable exercise price per share of such warrants. All references in this paragraph to a number of shares of our common stock or to prices per share are subject to appropriate proportionate adjustment to reflect the effect of the Reverse Stock Split, if approved by the shareholders and effected by the board of directors.

If we fail to obtain the required stockholder approval to convert the Series X Preferred Stock into common stock, we may be required to redeem the shares of Series X Preferred Stock at their as-converted fair market value.

In connection with the merger with Flame and pursuant to the Certificate of Designation of the Series X Preferred Stock, if stockholder approval for the conversion of the Series X Preferred Stock to common stock (the “Stockholder Approval”) is not obtained from the holders of our common stock within six months from the date of issuance of the Series X Preferred Stock, the Company will have an obligation to settle all of the then-outstanding shares of Series X Preferred Stock for cash at fair value. There can be no assurance that the Stockholder Approval will be received. Failure to receive the Stockholder Approval within six months from the date of issuance of the Series X Preferred Stock would have a material adverse effect on our financial position, and we could be forced to seek additional funding, which may not be available on acceptable terms or at all, or reduce or eliminate certain clinical trials, programs and operating expenses, which would adversely affect our business prospects. If we are forced to redeem a significant amount of shares of Series X Preferred Stock for cash as described above, such cash settlement could materially affect our results of operations, including raising a substantial doubt about our ability to continue as a going concern.

Sales of a substantial number of shares of our Common Stock in the public market by our stockholders, particularly the former Flame stockholders, could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to comply with Nasdaq listing requirements or raise capital through the sale of additional equity securities. In the merger with Flame, we issued approximately 19,729,010 shares of our common stock and 136,248 shares of Series X Preferred Stock, which are convertible into approximately 136,248,000 shares of Common Stock (subject to adjustment pursuant to the Reverse Stock Split) upon approval by our stockholders, to the former stockholders of Flame, and 65,301 shares of common stock and 443 shares of Series X Preferred Stock, convertible into 443,000 shares of common stock, subject to existing Flame Warrant terms. These were issued as unregistered securities, and we filed a resale registration statement on Form S-3 to permit the resale of these shares. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. Substantial sales of common stock by our stockholders, particularly those who acquired their shares through the merger with Flame, could have a material adverse effect on the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 17, 2023, pursuant to the merger with Flame, Leap issued to the Flame Stockholders 19,729,010 shares of common stock and 136,248 shares of Series X Preferred Stock, which was a newly designated series of preferred stock that is intended to have economic rights equivalent to the common stock, but with limited voting rights, and issued to the Flame Warrant Holders the right to acquire 65,301 shares of common stock and 443 shares of Series X Preferred Stock. Each share of Series X Preferred Stock is convertible into 1,000 shares of Common Stock, subject to the terms of any reverse stock split approved by the stockholders and effected by the Board of Directors. Under the terms of the Merger Agreement, Leap held back approximately 15,604 shares (the “Holdback Shares”) out of the aggregate number of shares of Series X Preferred Stock that the Flame Stockholders otherwise would be entitled to receive pursuant to the merger so that Leap can have recourse to the Holdback Shares for purposes of satisfying certain claims for indemnification that Leap may have against the Flame Stockholders in connection with the merger. The holdback period is one year from the Effective Date. Leap acquired cash of approximately $50.4 million, certain working capital items, and a portfolio of clinical and pre-clinical-stage intellectual property in connection with the merger. These unregistered securities were issued in reliance on the exemption to registration pursuant to Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.

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

3.3	Certificate of Amendment to the Certificate of Designation of Special Voting Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 16, 2023).

4.1*	Form of Warrant, dated May 6, 2020, by and among the Flame Biosciences, Inc. and the Warrantholders.

10.1*+	Strategic Partnership and License Agreement, dated August 13, 2021, by and between NovaRock Biotherapeutics Ltd. and Flame Biosciences, Inc.

10.2*+	Collaboration Agreement, dated August 10, 2020, by and between Adimab, LLC and Flame Biosciences, Inc.

10.3

Continuing Clinical Collaboration Letter Agreement, dated March 16, 2023, by and between Leap Therapeutics, Inc. and BeiGene, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 16, 2023).

10.4

Second Amendment to Executive Employment Agreement, dated April 3, 2023, by and between the Company and Dr. Cynthia Sirard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2023).

10.5*	Second Amendment to Executive Employment Agreement, dated April 3, 2023, by and between the Company and John Mark O’Mahony.

10.6*	Executive Employment Agreement, by and between the Company and Jason S. Baum.

10.7*	First Amendment to Executive Employment Agreement, dated April 3, 2023, by and between the Company and Jason S. Baum.

10.8

Support Agreement by and between Leap Therapeutics, Inc. and HealthCare Ventures IX L.P., dated January 17, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2023).

10.9

Support Agreement by and between Leap Therapeutics, Inc. and HealthCare Ventures VIII Liquidating Trust, dated January 17, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2023).

10.10

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

101*

The following materials from Leap Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

**Furnished with this report.

+ Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP THERAPEUTICS, INC.

Date: May 15, 2023	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Duly
Authorized Signatory)