Form 10-Q
period 2023-06-30
LEAP THERAPEUTICS, INC.
filed 2023-08-14
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, there were 25,565,414 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements which reflect our current views with respect to, among other things, our operations and financial performance. Such statements are based upon our current plans, estimates and expectations that are subject to various risks and uncertainties that could cause actual results to differ materially from such statements. The inclusion of forward-looking statements should not be regarded as a representation that such plans, estimates and expectations will be achieved. Words such as “anticipate,” “expect,” “project,” “intend,” “believe,” “may,” “will,” “should,” “plan,” “could,” “continue,” “target,” “contemplate,” “estimate,” “forecast,” “guidance,” “predict,” “possible,” “potential,” “pursue,” “likely,” and words and terms of similar substance used in connection with any discussion of future plans, actions or events identify forward-looking statements. All statements, other than historical facts, including statements regarding estimations of projected cash runway; our future product development plans; the potential, safety, efficacy, and regulatory and clinical progress of our product candidates, including the anticipated timing for initiation of clinical trials and release of clinical trial data and the expectations surrounding potential regulatory submissions, approvals and timing thereof; and any assumptions underlying any of the foregoing, are forward-looking statements. Important factors that could cause actual results to differ materially from our plans, estimates or expectations could include, but are not limited to: (i) our ability and plan to develop and commercialize DKN-01, FL-301 and our preclinical programs; (ii) status, timing and results of our preclinical studies and clinical trials; (iii) the potential benefits of DKN-01, FL-301 and our preclinical programs; (iv) the timing of our development programs and seeking regulatory approval of DKN-01, FL-301 and our preclinical programs; (v) our ability to obtain and maintain regulatory approval; (vi) our estimates of expenses and future revenues and profitability; (vii) our estimates regarding our capital requirements and our needs for additional financing; (viii) our estimates of the size of the potential markets for DKN-01, FL-301 and our preclinical programs; (ix) the benefits to be derived from any collaborations, license agreements, or other acquisition efforts, including the acquisition of Flame Biosciences and the ongoing collaboration with BeiGene; (x) sources of revenues and anticipated revenues, including contributions from any collaborations or license agreements for the development and commercialization of products; (xi) the rate and degree of market acceptance of DKN-01, FL-301 or our preclinical products; (xii) the success of other competing therapies that may become available; (xiii) the manufacturing capacity for our products; (xiv) our intellectual property position; (xv) our ability to maintain and protect our intellectual property rights; (xvi) our results of operations, financial condition, liquidity, prospects, and growth and strategies; (xvii) the industry in which we operate; (xviii) the trends that may affect the industry or us; (xix) our ability to successfully integrate the Flame operations and realize the anticipated benefits of the acquisition of Flame; (xx) the effect of inflation and currency rate fluctuations on our future expenses, (xxi) fluctuations in the market price of our traded securities and (xxii) that the initiation, conduct, and completion of clinical trials, laboratory operations, manufacturing campaigns, and other studies may be delayed, adversely affected, or impacted by global conflict or supply chain related issues.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$91,415	$65,500
Research and development incentive receivable	2,046	2,099
Prepaid expenses and other current assets	419	351
Total current assets	93,880	67,950

Property and equipment, net	13	20
Right of use assets, net	467	669
Research and development incentive receivable, net of current portion	563	—
Deferred costs	—	576
Other long term assets	—	30
Deposits	934	1,108
Total assets	$95,857	$70,353

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,500	$5,657
Accrued expenses	4,826	5,152
Lease liability - current portion	436	416
Total current liabilities	11,762	11,225

Non current liabilities:
Lease liability, net of current portion	38	262
Total liabilities	11,800	11,487

Stockholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 25,565,414 and 9,902,137 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	26	10
Additional paid-in capital	457,038	376,896
Accumulated other comprehensive income	414	128
Accumulated deficit	(373,421)	(318,168)
Total stockholders’ equity	84,057	58,866
Total liabilities and stockholders’ equity	$95,857	$70,353

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$11,104	$14,045	$50,046	$21,829
General and administrative	3,558	2,855	7,342	5,703
Total operating expenses	14,662	16,900	57,388	27,532
Loss from operations	(14,662)	(16,900)	(57,388)	(27,532)
Interest income	1,157	39	2,005	44
Interest expense	—	(17)	—	(38)
Australian research and development incentives	298	587	570	624
Foreign currency loss	(145)	(733)	(452)	(498)
Change in fair value of Series X preferred stock warrant liability	(38)	—	12	—
Net loss attributable to common stockholders	$(13,390)	$(17,024)	$(55,253)	$(27,400)

Net loss per share
Basic & diluted	$(0.91)	$(1.50)	$(4.01)	$(2.42)

Weighted average common shares outstanding
Basic & diluted	14,710,375	11,324,893	13,794,605	11,324,893

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(13,390)	$(17,024)	$(55,253)	$(27,400)
Other comprehensive income:
Foreign currency translation adjustments	59	519	286	361
Comprehensive loss	$(13,331)	$(16,505)	$(54,967)	$(27,039)

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2022

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at March 31, 2022	8,831,845	$9	$372,921	$(425)	$(273,948)	$98,557

Foreign currency translation adjustment	—	—	—	519	—	519
Stock-based compensation	—	—	1,266	—	—	1,266
Net loss	—	—	—	—	(17,024)	(17,024)
Balances at June 30, 2022	8,831,845	$9	$374,187	$94	$(290,972)	$83,318

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2021	8,831,845	$9	$371,717	$(267)	$(263,572)	$107,887

Foreign currency translation adjustment	—	—	—	361	—	361
Stock-based compensation	—	—	2,470	—	—	2,470
Net loss	—	—	—	—	(27,400)	(27,400)
Balances at June 30, 2022	8,831,845	$9	$374,187	$94	$(290,972)	$83,318

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2023

(In thousands, except share amounts)

(Unaudited)

	Mezzanine Equity		Stockholders Equity
						Accumulated
	Series X Non Voting Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at March 31, 2023	136,248	$67,715	11,941,099	$12	$387,993	$355	$(360,031)	$28,329

Conversion of Series X preferred stock to common stock	(136,248)	(67,715)	13,624,800	14	67,702	—	—	67,716
Reclassification of Series X preferred stock warrants to equity	—	—	—	—	78	—	—	78
Fractional shares paid in cash	—	—	(485)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	59	—	59
Stock-based compensation	—	—	—	—	1,265	—	—	1,265
Net loss	—	—	—	—	—	—	(13,390)	(13,390)
Balances at June 30, 2023	—	$—	25,565,414	$26	$457,038	$414	$(373,421)	$84,057

	Mezzanine Equity		Stockholders Equity
						Accumulated
	Series X Non Voting Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2022	—	$—	9,902,137	$10	$376,896	$128	$(318,168)	$58,866

Issuance of Series X Preferred Stock in connection with Flame merger	136,248	67,715	—	—	—	—	—	—
Issuance of common stock in connection with Flame merger	—	—	1,972,901	2	9,803	—	—	9,805
Issuance of common stock warrants in connection with Flame merger	—	—	—	—	13	—	—	13
Redemption of 2019 Warrants	—	—	—	—	(29)	—	—	(29)
Issuance of common stock upon vest of restricted stock units	—	—	66,061	—	—	—	—	—
Conversion of Series X preferred stock to common stock	(136,248)	(67,715)	13,624,800	14	67,702	—	—	67,716
Reclassification of Series X preferred stock warrants to equity	—	—	—	—	78	—	—	78
Fractional shares paid in cash	—	—	(485)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	286	—	286
Stock-based compensation	—	—	—	—	2,575	—	—	2,575
Net loss	—	—	—	—	—	—	(55,253)	(55,253)
Balances at June 30, 2023	—	$—	25,565,414	$26	$457,038	$414	$(373,421)	$84,057

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(55,253)	$(27,400)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development costs acquired in connection with the acquistion of Flame	29,582	—
Depreciation expense	8	8
Amortization of right-of-use assets	202	206
Stock-based compensation expense	2,575	2,470
Foreign currency transaction loss	452	498
Changes in operating assets and liabilities:	—	—
Prepaid expenses and other assets	(70)	336
Research and development incentive receivable	(575)	(638)
Accounts payable and accrued expenses	(382)	679
Lease liability	(203)	(208)
Other assets	779	272
Net cash used in operating activities	(22,885)	(23,777)

Cash flows from investing activities:
Cash acquired in connection with the acquistion of Flame	50,362	—
Payment of direct and incremental costs of the asset acquisition	(1,393)	—
Net cash provided by investing activities	48,969	—

Cash flows from financing activities:
Payment of redemption of 2019 warrants	(29)	—
Payment of deferred costs	—	(210)
Net cash used in financing activities	(29)	(210)

Effect of exchange rate changes on cash and cash equivalents	(140)	(46)
Net increase (decrease) in cash and cash equivalents	25,915	(24,033)
Cash and cash equivalents at beginning of period	65,500	114,916
Cash and cash equivalents at end of period	$91,415	$90,883

Supplemental disclosure of non-cash financing activities:
Issuance and conversion of Series X Preferred Stock issued in connection with the acquisition of Flame to common stock	$67,715	$—
Reclassification of Series X Preferred Stock Warrants from liability to equity	$78	$—
Issuance of common stock in connection with the acquisition of Flame	$9,805	$—
Issuance of warrants for the purchase of common stock in connection with the acquisition of Flame	$13	$—
Net liabilities assumed from acquistion of Flame	$928	$—
Remeasurement of right-of-use asset and lease liability	$—	$609

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2023.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of June 30, 2023, statements of operations and statements of comprehensive loss for the three and six months ended June 30, 2023, and 2022 and statements of cash flows for the six months ended June 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2023, the Company had cash and cash equivalents of $91,415. Additionally, the Company had an accumulated deficit of $373,421 at June 30, 2023, and during the six months ended June 30, 2023, the Company incurred a net loss of $55,253. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash and cash equivalents of $91,415 as of June 30, 2023 will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these financial statements.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% for the year ended December 31, 2022 and for the six months ended June 30, 2023.

The research and development incentive receivable represents an amount due in connection with the above program. The Company recorded a research and development incentive receivable of $2,609 and $2,099 as of June 30, 2023 and December 31, 2022, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $298 and $587, respectively, for the three months ended June 30, 2023 and 2022, and $570 and $624 for the six months ended June 30, 2023 and 2022, respectively, in the condensed consolidated statements of operations related to refundable research and development incentive program payments in Australia.

The following table shows the change in the research and development incentive receivable from January 1, 2022 to June 30, 2023 (in thousands):

Balance at January 1, 2022	$1,189
Australian research and development incentive income, net	2,051
Cash received for 2021 eligible expenses	(1,064)
Foreign currency translation	(77)
Balance at December 31, 2022	2,099
Australian research and development incentive income, net	570
Foreign currency translation	(60)
Balance at June 30, 2023	$2,609

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are held in United States or Australian financial institutions and money market funds. At times, the Company may maintain cash balances in excess of the federally insured amount of $250 per depositor, per insured bank, for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the year ended December 31, 2022 or for the six months ended June 30, 2023.

Deposits

As of June 30, 2023 and December 31, 2022, there were $934 and $1,108, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized, which were recorded in the condensed consolidated balance sheets.

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

The Company initially classified the warrants that were exercisable for shares for Series X Non-Voting Convertible Preferred Stock (the “January 2023 Series X Preferred Stock Warrants”) as a liability on its condensed consolidated balance sheet on January 17, 2023 and subsequently remeasured the warrant liability to fair value at each reporting date until the conversion of Series X Non-

Voting Convertible Preferred Stock (the “Series X Preferred Stock”) into common stock, which occurred on June 21, 2023. Changes in the fair value of the warrant liability were recognized as gains (losses) in the Company’s condensed consolidated statement of operations.

During the three months ended June 30, 2023, in connection with obtaining Stockholder Approval to convert shares of Series X Preferred Stock into shares of common stock (“Stockholder Approval”), the January 2023 Series X Preferred Stock Warrants were reclassified from liability to equity.

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

A summary of the assets carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2023
Assets:
Cash equivalents	$61,135	$61,135	$—	$—
Total assets	$61,135	$61,135	$—	$—

December 31, 2022
Assets:
Cash equivalents	$62,074	$62,074	$—	$—
Total assets	$62,074	$62,074	$—	$—

Cash equivalents of $61,135 and $62,074 as of June 30, 2023 and December 31, 2022, respectively, consisted of overnight investments and money market funds which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Reverse Stock Split

On June 21, 2023, the Company effected a one-for-ten reverse stock split of its issued and outstanding shares of common stock, which also adjusted the conversion ratio of its Series X Preferred Stock such that each share of Series X Preferred Stock became convertible into 100 shares of common stock. Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split. All fractional shares resulting from the reverse stock split were paid in cash.

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

Pursuant to the Merger, Leap agreed to issue to the stockholders of Flame (the “Flame Stockholders”) 1,972,901 shares of common stock, and 136,248 shares of Series X Preferred Stock, which was a newly designated series of preferred stock that is intended to have economic rights equivalent to the common stock, but with limited voting rights, and issued to the warrant holders of Flame (the “Flame Warrant Holders”) the right to acquire 6,530 shares of common stock (the “January 2023 Common Stock Warrants”) and 443 shares of Series X Preferred Stock (the “January 2023 Series X Preferred Stock Warrants”). Each share of Series X Preferred Stock converted into 100 shares of common stock, as a result of the 1 for 10 reverse stock split approved by the stockholders and effected by the Board of Directors during the three months ended June 30, 2023. Under the terms of the Merger Agreement, Leap held back approximately 15,604 Series X Preferred shares (the “Holdback Shares”), which converted into 1,560,400 shares of common stock out of the aggregate number of shares that the Flame Stockholders otherwise would be entitled to receive pursuant to the Merger so that Leap can have recourse to the Holdback Shares for purposes of satisfying certain claims for indemnification that Leap may have against the Flame Stockholders in connection with the Merger.

On June 16, 2023, the Company obtained Stockholder Approval to convert the Series X Preferred Stock into shares of its common stock, which occurred on June 21, 2023.

The Company accounted for the acquisition of Flame as an asset acquisition allocating the purchase price under GAAP of $79,016 to net assets acquired. Although there is a presumption under SEC Rule 11-01(d) (“11-01(d)”) that when a legal entity is acquired, it represents a business acquisition, the Company concluded that in this case, the transaction did not represent the acquisition of a business. After considering the criteria set forth in 11-01(d), the Company concluded that the acquisition of Flame by the Company was an acquisition of assets and not an acquisition of a business in accordance with 11-01(d). Specifically, the Company concluded that 1) the entity did not generate revenue and 2) there was not sufficient continuity of Flame’s operations prior to and following the transaction, in that no facilities, employees, sales force, distribution system, customer base, trade names or production techniques remained with the entity after the acquisition.

Leap primarily acquired cash of $50,362, certain working capital items ($928) and a portfolio of clinical- and pre-clinical-stage intellectual property, in connection with the acquisition of Flame. The Company accounted for the acquisition of Flame by recording the cash and any other assets and liabilities of Flame on its condensed consolidated balance sheet at their historical carrying values, which approximates fair values. The remaining fair value of the consideration transferred was allocated to the in-process research and development (“IPR&D”) assets acquired. Certain transaction costs that were not deemed to meet the criteria of costs directly attributable to the issuance of securities were capitalized in accordance with ASC 805-50-30-1 and recognized as part of fair value of assets acquired. As the Company concluded that such IPR&D does not have an alternative future use, the relative fair value allocated to acquired IPR&D of $29,582 was expensed in research and development expenses within the Company’s condensed consolidated statement of operations during the six months ended June 30, 2023.

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

The fair value assigned to each component of the purchase consideration, including direct costs of the acquisition of $1,393, as of the Effective Date is set forth in the table below (in thousands, except share and per share amounts):

		Equivalent common
	Number of shares	shares	Fair Value
Leap common stock (par value $0.0001 per share)	1,972,901	1,972,901	$9,805
Leap Series X Preferred Stock (100:1)	136,248	13,624,800	67,715
Warrants on Leap common stock	6,530	6,530	13
Warrants on Leap Series X Preferred Stock (100:1)	443	44,300	90
Direct and incremental costs of the asset acquisition			1,393

Total		15,648,531	$79,016

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

Series X Preferred Stock

Pursuant to the Merger, the Company agreed to issue 136,248 shares of Series X Preferred Stock to Flame Stockholders and January 2023 Series X Preferred Stock Warrants for 443 shares of Series X Preferred Stock to Flame Warrant Holders. The Company obtained Stockholder Approval during the three months ended June 30, 2023 to convert each issued share of Series X Preferred Stock and each share of Series X Preferred Stock issuable pursuant to the January 2023 Series X Preferred Stock Warrants into 100 shares of its common stock. The Series X Preferred Stock was converted to common stock on June 21, 2023.

January 2023 Common Stock Warrants and January 2023 Series X Preferred Stock Warrants

In January 2023, pursuant to the Merger, the warrants held by the Flame Warrant Holders became exercisable for 6,530 shares of Leap’s common stock (the “January 2023 Common Stock Warrants”). The January 2023 Common Stock Warrants have an exercise price of $6.80 per share and expire in February 2025. The January 2023 Common Stock Warrants qualify for equity classification.

Also in January 2023, pursuant to the Merger, the warrants held by the Flame Warrant Holders became exercisable for 443 shares of Series X Preferred Stock (the “January 2023 Series X Preferred Stock Warrants”). Upon obtaining Stockholder Approval for the conversion of the Series X Preferred Stock and the 1 for 10 reverse stock split, each share of Series X Preferred Stock converted into 100 shares of Common Stock. The January 2023 Series X Preferred Stock Warrants have an exercise price of $6.78 per share and expire in February 2025.

The Company initially recorded the January 2023 Series X Preferred Stock Warrants as a liability on the Effective Date and the warrant liability was subsequently remeasured to fair value at each reporting date and on the date on which Stockholder Approval to convert shares of Series X Preferred Stock into shares of common stock was obtained. On June 21, 2023, after obtaining stockholder approval for the conversion of the Series X Preferred Stock into common stock, the January 2023 Series X Preferred Stock Warrants were reclassified from liability to equity.

Changes in the fair value of the warrant liability are recognized as gains (losses) in the Company’s consolidated statement of operations. During the three and six months ended June 30, 2023, the Company recorded a loss of ($38) and a gain of $12 in its condensed consolidated statement of operations.

4. Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2023	2022
Clinical trials	$2,892	$2,093
Professional fees	299	533
Payroll and related expenses	1,635	2,526
Accrued expenses	$4,826	$5,152

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

The Company’s existing lease expires in July 2024 and includes variable lease and non-lease components that are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. Such payments primarily include common area maintenance charges and increases in rent payments that are driven by factors such as future changes in an index (e.g., the Consumer Price Index).

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the lease term. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has existing net leases in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. During the year ended December 31, 2022, the Company extended the term of its operating lease and recorded an additional right-of-use asset and lease liability of $609. As of June 30, 2023, a right-of-use asset of $467 and lease liability of $474 are reflected on the condensed consolidated balance sheets. The Company recorded rent expense of $114 and $112, respectively, during the three months ended June 30, 2023 and 2022, and $228 and $220, respectively, during the six months ended June 30, 2023 and 2022.

Future lease payments under non-cancelable operating leases as of June 30, 2023 are detailed as follows:

Future Operating Lease Payments
2023	226
2024	268
Total Lease Payments	494
Less: imputed interest	(20)
Total operating lease liabilities	$474

6. Warrants

As of June 30, 2023, the number of shares of common stock issuable upon the exercise of outstanding warrants, consisted of the following:

June 30, 2023
	Number of Common Shares
Description	Issuable	Exercise Price	Expiration Date
January 23 2017 Warrants	5,450	$0.10	Upon M&A Event
2017 Warrants	250,227	$10.55	November 2024
2019 Warrants	690,813	$19.50	February 2026
March 2020 Pre-funded Warrants	824,716	$0.01	No Expiry
March 2020 Coverage Warrants	2,594,501	$21.10	Jan - March 2027
September 2021 Pre-funded Warrants	591,602	$0.01	No Expiry
January 2023 Common Stock Warrants	50,830	$6.78	February 2025
	5,008,139

2019 Warrants

During the six months ended June 30, 2023, the Company redeemed 10,000 of the 2019 Warrants at a purchase price of $2.90 per share.

January 2023 Common Stock Warrants

In January 2023, pursuant to the Merger, the warrants held by the Flame Warrant Holders became exercisable for 6,530 shares of Leap’s common stock (the “January 2023 Common Stock Warrants”). The January 2023 Common Stock Warrants have an exercise price of $6.78 per share and expire in February 2025. The January 2023 Common Stock Warrants qualify for equity classification.

January 2023 Series X Preferred Stock Warrants

In January 2023, pursuant to the Merger, the warrants held by the Flame Warrant Holders also became exercisable for 443 shares of Series X Preferred Stock (the “January 2023 Series X Preferred Stock Warrants”). Each share of Series X Preferred Stock converted into 100 shares of common stock, following Stockholder Approval during the three months ended June 30, 2023. The January 2023 Series X Preferred Stock Warrants have an exercise price of $6.78 per share and expire in February 2025.

The Company initially recorded the January 2023 Series X Preferred Stock Warrants as a liability on its condensed consolidated balance sheet as of the Effective Date and subsequently remeasured the warrant liability to fair value at each reporting date and on the date Stockholder Approval was obtained to convert shares of Series X Preferred Stock into shares of common stock. Changes in the fair value of the warrant liability were recognized as gains (losses) in the Company’s consolidated statement of operations. During the three and six months ended June 30, 2023, the Company recorded a loss of ($38) and gain of $12, respectively, in its condensed consolidated statement of operations.

During the three months ended June 30, 2023, upon obtaining Stockholder Approval, the January 2023 Series X Preferred Stock Warrants were converted into common stock warrants and reclassified from liability to equity.

7. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through June 30, 2023, no dividends have been declared for shares of common stock.

Acquisition of Flame – January 2023

On January 17, Leap acquired 100% of the outstanding equity of Flame. Pursuant to the Merger, Leap issued to Flame Stockholders 1,972,901 shares of common stock. The Company also issued Series X Preferred Stock to Flame Stockholders pursuant to the Merger (see Note 3).

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

On June 16, 2022, the Company’s stockholders approved the 2022 Equity Incentive Plan (the “2022 Plan”), which provides for a total of 750,000 new shares of the Company’s common stock to be granted. In addition, on June 16, 2023, stockholders approved 2,250,000 new shares of the Company’s common stock to be added to the 2022 Plan for future issuance.

As of June 30, 2023, there were 2,365,205 shares available for grant under the Company’s equity incentive plans.

A summary of stock option activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2022	1,191,715	35.94	7.47	—
Granted	858,500	3.52
Forfeited	(37,531)	14.42
Outstanding at June 30, 2023	2,012,684	22.51	8.04	—
Options exercisable at June 30, 2023	959,281	39.67	6.42	—
Options vested and expected to vest at June 30, 2023	2,012,684	22.51	8.04	—

The grant date fair value of the options granted during the six months ended June 30, 2023 and 2022 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of the Company. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The weighted average grant date fair value for the stock options granted during the six months ended June 30, 2023 and 2022 was $2.66 and $13.48 per share, respectively.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the six months ended June 30, 2023 and 2022 were as follows, presented on a weighted average basis:

	Six Months Ended June 30,
	2023	2022

Expected volatility	86.02%	82.70%
Weighted average risk-free interest rate	3.57%	1.82%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.44	6.44

Stock options generally vest over a three or four year period, as determined by the compensation committee of the Board of Directors at the time of grant. The options expire 10 years from the grant date. As of June 30, 2023, there was approximately $5,027 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.21 years.

Restricted Stock Units

During the six months ended June 30, 2022, the Company granted 257,500 Restricted Stock Units (“RSUs”) to employees that will cliff vest and will be settled after three years of continuous service, or upon a change of control of the Company, whichever is earlier, pursuant to the 2016 Plan. The Company did not grant any RSUs during the six months ended June 30, 2023.

The following table presents RSU activity under the 2016 Plan during the six months ended June 30, 2023:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Outstanding at December 31, 2022	358,561	$18.90
Vested	(66,061)	$14.20
Forfeited	(7,500)	$19.40
Outstanding at June 30, 2023	285,000	$19.92

As of June 30, 2023, there were 285,000 shares outstanding covered by RSUs that are expected to vest with a weighted average grant date fair value of $19.92 per share and an aggregate grant date fair value of approximately $5,677. As of June 30, 2023, there was approximately $2,793 of unrecognized compensation costs related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 1.56 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and RSUs to employees and non-employees in the condensed consolidated statements of operations during the three and six months ending June 30, 2023 and 2022 as follows:

Stock Based Compensation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Research and development	$639	$617	$1,349	$1,171
General and administrative	626	649	1,226	1,299
Total	$1,265	$1,266	$2,575	$2,470

9. Net Loss Per Share

Basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022 was calculated as follows (in thousands except share and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(13,390)	$(17,024)	$(55,253)	$(27,400)
Net loss attributable to common stockholders for basic and diluted loss per share	$(13,390)	$(17,024)	$(55,253)	$(27,400)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	14,710,375	11,324,893	13,794,605	11,324,893
Net loss per share attributable to common stockholders – basic and diluted	$(0.91)	$(1.50)	$(4.01)	$(2.42)

Included within weighted average common shares outstanding for the three and six months ended June 30, 2023 and 2022 are 1,421,768 and 2,493,048, respectively, common shares issuable upon the exercise of the pre-funded warrants and penny warrants, as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

All warrants exercisable for common stock participate on a one-for-one basis and shares and warrants exercisable for Series X Preferred Stock issued participate on an as converted basis with common stock in the distribution of dividends, if and when declared by the board of directors, on the Company’s common stock. For purposes of computing EPS, these securities are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants and Series X Preferred Stock for the three and six months ended June 30, 2023 and 2022, as results of operations were a loss for the period.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2023 and 2022, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units to purchase common stock	285,000	351,061	285,000	351,061
Options to purchase common stock	2,012,684	904,642	2,012,684	904,642
Warrants to purchase common stock	3,586,371	3,545,567	3,586,371	3,545,567
	5,884,055	4,801,270	5,884,055	4,801,270

10. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of June 30, 2023, there were $525 noncancelable commitments under these agreements.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through June 30, 2023.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through June 30, 2023.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2023 or December 31, 2022.

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

Recent Developments

Since March 31, 2023, we have continued to make progress with the development of DKN-01 and our business strategy.

DKN-01 Development Update

●	Announced initial results from Part A of the DeFianCe Study of DKN-01 for the treatment of colorectal cancer patients and initiation of the randomized controlled Part B of the study. The DeFianCe study (NCT05480306) is a Phase 2, randomized, open-label, multicenter study of DKN-01 in combination with standard of care bevacizumab and chemotherapy in patients with advanced CRC who have received one prior systemic therapy for advanced disease. The study began with an initial Part A cohort that enrolled 33 patients, including significant numbers of patients who had early progression on first-line therapy, previous exposure to bevacizumab, tumors with Ras mutations, or liver metastases. Initial results indicated an overall response rate (ORR) above twenty percent (20%) with a high disease control rate, which exceeds the benchmarks expected for this population. The study has expanded into a 130-patient Part B randomized controlled trial. The primary endpoint of the randomized study is progression free survival. Secondary objectives include overall response rate, duration of response, and overall survival. Leap expects to be able to enroll Part B in approximately 12 months.
●	Presented updated data from Part A of the DisTinGuish Study of DKN-01 plus tislelizumab and chemotherapy in gastric cancer patients at the 2023 ASCO Annual Meeting. The Company presented new long-term follow-up data in first-line patients with advanced GEA from Part A of the DisTinGuish study (NCT0436380), a Phase 2 clinical trial evaluating Leap’s anti-Dickkopf-1 (DKK1) antibody, DKN-01, in combination with tislelizumab and chemotherapy. Highlights from the data include:
●	At two years follow up, DKN-01 plus tislelizumab and chemotherapy demonstrated an ORR of 73% in the modified intent-to-treat (mITT) population and 86% in the PD-L1 low-subgroup
●	Median overall survival of 19.5 months and median progression-free survival of 11.3 months exceeds benchmark results in the overall population

●	Combination was well tolerated with manageable toxicity, with most adverse events related to DKN-01 being low-grade

Financial Overview

Research and Development Expenses

Our research and development activities have included conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates, primarily DKN-01. We recognize research and development expenses as they are incurred. Our research and development expenses during the six months ended June 30, 2023 consisted primarily of:

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Direct research and development by program:
DKN‑01 program	$10,795	$14,023	$20,137	$21,763
TRX518 program	4	22	22	66
FL-101 program	305	—	305	—
In-process research and development acquired from Flame	—	—	29,582	—

Total research and development expenses	$11,104	$14,045	$50,046	$21,829

Australian research and development incentives	$298	$587	$570	$624

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

Companies engaged in research and development may be eligible for either:

●	a refundable tax offset at a rate of 18.5% above the company’s tax rate for entities with income of less than A$20 million per annum, or
●	a non-refundable tax offset for all other entities which is a progressive marginal tiered R&D intensity threshold. Increasing rates of benefit apply for incremental research and development expenditure by intensity:
●	0 to 2% intensity: an 8.5% premium to the company’s tax rate
●	Greater than 2% intensity: a 16.5% premium to the company’s tax rate.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change

	(in thousands)
Operating expenses:
Research and development	$11,104	$14,045	$(2,941)
General and administrative	3,558	2,855	703
Total operating expenses	14,662	16,900	(2,238)
Loss from operations	(14,662)	(16,900)	2,238
Interest income	1,157	39	1,118
Interest expense	—	(17)	17
Australian research and development incentives	298	587	(289)
Foreign currency loss	(145)	(733)	588
Change in fair value of Series X preferred stock warrant liability	(38)	—	(38)
Net loss	$(13,390)	$(17,024)	$3,634

Research and Development Expenses

	Three Months Ended June 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Direct research and development by program:
DKN‑01 program	$10,795	$14,023	$(3,228)
TRX518 program	4	22	(18)
FL-101 program	305	—	305

Total research and development expenses	$11,104	$14,045	$(2,941)

Research and development expenses were $11.1 million for the three months ended June 30, 2023, compared to $14.0 million for the three months ended June 30, 2022. The decrease of $2.9 million in research and development expenses during the three months ended June 30, 2023 as compared to the same period in 2022, was due to a decrease of $4.5 million in manufacturing costs related to clinical trial material and manufacturing campaigns. This decrease was partially offset by an increase of $0.8 million in clinical trial costs and an increase of $0.8 million in payroll and other related expenses due to an increase in headcount of our research and development full-time employees.

General and Administrative Expenses

General and administrative expenses were $3.6 million for the three months ended June 30, 2023, compared to $2.9 million for the three months ended June 30, 2022. The increase of $0.7 million in general and administrative expenses was primarily due to an increase of $0.6 million in professional fees due to higher finance and legal costs associated with our business development activities and a $0.3 million increase in payroll and other related expenses due to an increase in headcount of our general and administrative full-time employees. These increases were partially offset by a decrease of $0.2 million in insurance costs.

Interest Income

During the three months ended June 30, 2023, we recorded interest income of $1.2 million. During the three months ended June 30, 2022, we recorded an immaterial amount of interest income. The increase during the three months ended June 30, 2023 as compared to the same period in 2022 was due to higher interest rates.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.3 million and $0.6 million during the three months ended June 30, 2023 and 2022, respectively, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gains (loss)

During the three months ended June 30, 2023 and 2022, we recorded a foreign currency transaction losses of $0.1 million and $0.7 million, respectively. Foreign currency transaction gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change

	(in thousands)
Operating expenses:
Research and development	$50,046	$21,829	$28,217
General and administrative	7,342	5,703	1,639
Total operating expenses	57,388	27,532	29,856
Loss from operations	(57,388)	(27,532)	(29,856)
Interest income	2,005	44	1,961
Interest expense	—	(38)	38
Australian research and development incentives	570	624	(54)
Foreign currency loss	(452)	(498)	46
Change in fair value of Series X preferred stock warrant liability	12	—	12
Net loss	$(55,253)	$(27,400)	$(27,853)

Research and Development Expenses

	Six Months Ended June 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$20,137	$21,763	$(1,626)
TRX518 program	22	66	(44)
FL-101 program	305	—	305
In-process research and development acquired from Flame	29,582	—	29,582
Total research and development expenses	$50,046	$21,829	$28,217

Research and development expenses were $50.0 million for the six months ended June 30, 2023, compared to $21.8 million for the six months ended June 30, 2022. The increase of $28.2 million in research and development expenses during the six months ended June 30, 2023 as compared to the same period in 2022, was primarily due to $29.6 million of in-process research and development (“IPR&D”) acquired in the Flame merger which the Company expensed during the six months ended June 30, 2023. There was also an increase of $1.6 million in payroll and other related expenses due to an increase in headcount of our research and development full-time employees, an increase of $0.6 million in clinical trial costs and an increase of $0.2 million in stock-based compensation expense due to new stock options granted to research and development full-time employees. These increases were partially offset by a $3.8 million decrease in manufacturing costs related to clinical trial material and manufacturing campaigns.

General and Administrative Expenses

General and administrative expenses were $7.3 million for the six months ended June 30, 2023, compared to $5.7 million for the six months ended June 30, 2022. The increase of $1.6 million in general and administrative expenses was primarily due to an increase of $1.2 million in professional fees due to higher finance and legal costs associated with our business development activities and a $0.4 million increase in payroll and other related expenses due to an increase in headcount of our general and administrative full-time employees.

Interest Income

During the six months ended June 30, 2023, we recorded interest income of $2.0 million. During the six months ended June 30, 2022, we recorded an immaterial amount of interest income. The increase during the six months ended June 30, 2023 as compared to the same period in 2022 was due to higher interest rates.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.6 million and $0.6 million during the six months ended June 30, 2023 and 2022, respectively, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, which expenses included the cost of manufacturing clinical trial material.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gains (loss)

During the six months ended June 30, 2023 and 2022, we recorded foreign currency transaction losses of $0.5 million and $0.5 million, respectively. Foreign currency transaction gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2023, we had cash and cash equivalents of $91.4 million. Additionally, we had an accumulated deficit of $373.4 million at June 30, 2023, and during the six months ended June 30, 2023, we incurred a net loss of $55.3 million. We expect to continue to generate operating losses in the foreseeable future. We believe that our cash and cash equivalents of $91.4 million as of June 30, 2023 will be sufficient to fund our operating expenses for at least the next 12 months from the issuance of this report on Form 10-Q.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Cash used in operating activities	$(22,885)	$(23,777)
Cash provided by investing activities	48,969	—
Cash used in financing activities	(29)	(210)
Effect of exchange rate changes on cash and cash equivalents	(140)	(46)
Net increase (decrease) in cash and cash equivalents	$25,915	$(24,033)

Operating activities. Net cash used in operating activities for the six months ended June 30, 2023 was primarily related to our net loss from the operation of our business of $55.3 million and net changes in working capital, including an increase in research and development incentive receivable of $0.6 million, a decrease in accounts payable and accrued expenses of $0.4 million, an increase in prepaid expenses and other assets of $0.1 million and a decrease in lease liabilities of $0.2 million. These changes were partially offset by a noncash IPR&D expense of $29.6 million, noncash stock based compensation expense of $2.6 million, a decrease of $0.8 million in other assets, change in a right-of-use asset of $0.2 million and foreign currency transaction losses of $0.5 million.

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

Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2023 was related to cash acquired in connection with the acquisition of Flame of $50.4 million and payment of direct and incremental costs of $1.4 million associated with the acquisition of Flame. There were no investing activities during the six months ended June 30, 2022.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2023 consisted of an immaterial amount paid by the Company for the redemption of 10,000 of the 2019 warrants. Net cash used in financing activities for the six months ended June 30, 2022 consisted of payments of deferred offering costs of $0.2 million.

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

As of June 30, 2023, our management, with the participation of our Chief Executive Officer, who is also serving as Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded, based upon the evaluation described above, that, as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in our ordinary shares involves a high degree of risk. You should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 24, 2023, along with those discussed in our definitive proxy statement filed on April 28, 2023 and our Quarterly Report on Form 10-Q filed on May 15, 2023, which could materially affect our business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 17, 2023, pursuant to the merger with Flame, Leap agreed to issue to the Flame Stockholders 1,972,901 shares of common stock and 136,248 shares of Series X Preferred Stock, which was a newly designated series of preferred stock that is intended to have economic rights equivalent to the common stock, but with limited voting rights, and issued to the Flame Warrant Holders the right to acquire 6,530 shares of common stock and 443 shares of Series X Preferred Stock. Each share of Series X Preferred Stock converted into 100 shares of common stock, following a 1 for 10 reverse stock split approved by the stockholders and effected by the Board of Directors. Under the terms of the Merger Agreement, Leap held back approximately 15,604 shares (the “Holdback Shares”) out of the aggregate number of shares of Series X Preferred Stock that the Flame Stockholders otherwise would be entitled to receive pursuant to the merger so that Leap can have recourse to the Holdback Shares for purposes of satisfying certain claims for indemnification that Leap may have against the Flame Stockholders in connection with the merger. The holdback period is one year from the Effective Date. Leap acquired cash of approximately $50.4 million, certain working capital items, and a portfolio of clinical and pre-clinical-stage intellectual property in connection with the merger. These unregistered securities were issued in reliance on the exemption to registration pursuant to Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plan

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See the Exhibit Index immediately prior to the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

10.1

Second Amendment to Executive Employment Agreement, by and between the Company and Dr. Cynthia Sirard, dated as of April 3, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on April 7, 2023).

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

101*

The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

**Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP THERAPEUTICS, INC.

Date: August 14, 2023	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Duly
Authorized Signatory)