Form 10-K
period 2023-12-31
LEAP THERAPEUTICS, INC.
filed 2024-03-18
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission file number 001-37990

LEAP THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	27-4412575 (I.R.S. Employer Identification No.)

47 Thorndike Street, Suite B1-1 Cambridge, MA (Address of principal executive offices)	02141 (Zip Code)

Registrant’s telephone number, including area code (617) 714-0360

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	LPTX	Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed based on the closing price for such stock as reported on the Nasdaq Capital Market on June 30, 2023, the last business day of the registrant’s most recently completed second quarter, was approximately: $77.7 million.

As of March 13, 2024, there were 25,600,137 outstanding shares of the registrant’s common stock, par value $0.001 per share, which is the only outstanding class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K. With the exception of the portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders that are expressly incorporated by reference into this Annual Report on Form 10-K, such proxy statement shall not be deemed filed as part of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our operations and financial performance. Such statements are based upon our current plans, estimates and expectations that are subject to various risks and uncertainties that could cause actual results to differ materially from such statements. The inclusion of forward-looking statements should not be regarded as a representation that such plans, estimates and expectations will be achieved. Words such as “anticipate,” “expect,” “project,” “intend,” “believe,” “may,” “will,” “should,” “plan,” “could,” “continue,” “target,” “contemplate,” “estimate,” “forecast,” “guidance,” “predict,” “possible,” “potential,” “pursue,” “likely,” and words and terms of similar substance used in connection with any discussion of future plans, actions or events identify forward-looking statements. All statements, other than historical facts, including statements regarding estimations of projected cash runway; our future product development plans; the potential, safety, efficacy, and regulatory and clinical progress of our product candidates, including the anticipated timing for initiation of clinical trials and release of clinical trial data and the expectations surrounding potential regulatory submissions, approvals and timing thereof; and any assumptions underlying any of the foregoing, are forward-looking statements. Important factors that could cause actual results to differ materially from our plans, estimates or expectations could include, but are not limited to: (i) our ability and plan to develop and commercialize DKN-01, FL-301 and our preclinical programs; (ii) status, timing and results of our preclinical studies and clinical trials; (iii) the potential benefits of DKN-01, FL-301 and our preclinical programs; (iv) the timing of our development programs and seeking regulatory approval of DKN-01, FL-301 and our preclinical programs; (v) our ability to obtain and maintain regulatory approval; (vi) our estimates of expenses and future revenues and profitability; (vii) our estimates regarding our capital requirements and our needs for additional financing; (viii) our estimates of the size of the potential markets for DKN-01, FL-301 and our preclinical programs; (ix) the benefits to be derived from any collaborations, license agreements, or other acquisition efforts, including the ongoing collaborations with BeiGene, NovaRock and Adimab; (x) sources of revenues and anticipated revenues, including contributions from any collaborations or license agreements for the development and commercialization of products; (xi) the rate and degree of market acceptance of DKN-01, FL-301 or our preclinical products; (xii) the success of other competing therapies that may become available; (xiii) the manufacturing capacity for our products; (xiv) our intellectual property position; (xv) our ability to maintain and protect our intellectual property rights; (xvi) our results of operations, financial condition, liquidity, prospects, and growth and strategies; (xvii) the industry in which we operate; (xviii) the trends that may affect the industry or us; (xix) the effect of inflation, currency rate and interest rate fluctuations, as well as fluctuations in the market price of our traded securities; and (xx) that the initiation, conduct, and completion of clinical trials, laboratory operations, manufacturing campaigns, and other studies may be delayed, adversely affected, or impacted by global conflict or supply chain related issues.

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

Market

Cancer is the general name for a group of more than 100 diseases in which cells grow and divide out of control. Over 16 million people in the United States have cancer. The National Cancer Institute (NCI), estimated that approximately 2.0 million people developed cancer and that nearly 610,000 people died of cancer in 2023. While progress has been made from the War on Cancer to the Human Genome Project, and despite advances in early detection and new cancer cell targeted treatments, cancer generally remains an incurable disease.

Esophagogastric Cancer (EGC)

Esophageal cancer (“EC”), and gastric cancer (“GC”), are malignancies of the digestive tract. According to the GLOBOCAN database in 2020, there were about 18,300 new patients diagnosed in the United States with EC and 26,300 new patients with GC each year. GLOBOCAN estimates that there were over 604,000 EC patients and 1,090,000 GC patients diagnosed worldwide in 2020, with a majority of the prevalence in Eastern Asia. EGC patients have difficulty swallowing and often have pain while swallowing. Substantial weight loss can result from reduced appetite, poor nutrition and having an active cancer. Pain may be severe, occur almost daily, and be worsened by swallowing any form of food. The disruption of normal swallowing and digestion can lead to aspiration of food content, nausea, vomiting and an increased risk of pneumonia. The tumor itself may be irritable and bleed, which can either cause spitting up with blood or blood in the bowels. Many people diagnosed with EGC have late-stage disease, because people usually do not have significant symptoms until the tumor is fairly large. In advanced stages, the cancer frequently spreads into the liver or lungs.

In 2021, the anti-PD-1 antibody nivolumab in combination with fluoropyrimidine- and platinum-containing chemotherapy was approved by the US FDA in first-line GC with a 47% overall response rate (“ORR”), 7.7 month median progression free survival (“PFS”), and 13.8 month overall survival (“OS”). In addition, nivolumab in combination with chemotherapy was approved in Europe for patients with PD-L1 expression designated by a combined positive score (“CPS”), greater than or equal to 5. In the Rationale-305 study, tislelizumab, an anti-PD-1 antibody being developed by BeiGene, in combination with chemotherapy demonstrated statistically significant benefit over chemotherapy alone in patients with CPS greater than or equal to 5, with a 50.4% ORR, 7.2 months PFS, and 16.4 months OS. For all patients regardless of PD - L1 expression, the ORR was 47.3%, 6.9 months PFS, and 15.0 months OS. In the same study, the full study subset of European and North American patients demonstrated a 36.0% ORR, 5.6 months PFS, and 11.0 months OS suggesting that these patients experience poorer outcomes to anti-PD-1 therapy. Despite this progress, overall survival expectations for newly diagnosed advanced EGC patients is poor, and better outcomes are particularly needed for patients with low PD-L1 expression.

Colorectal Cancer

Colorectal cancer (“CRC”), is the third most frequent cancer globally and the second leading cause of death. According to the World Health Organization (“WHO”), there were nearly 2 million new cases of CRC in 2020, with nearly 1 million deaths. CRC includes colon cancer (57.5%), rectal cancers (35%), and anal cancer (2.5%). According to the NCI, in the United States, there were about 153,020 newly diagnosed cases of CRC and 52,550 estimated deaths from CRC. When the symptoms of CRC appear, such as rectal bleeding, anemia, or abdominal pain, most patients are already in the advanced stage where cancers are aggressive, malignant, and metastatic. Mutations in the pathways modulated by DKK1, such as APC, and activation of the Wnt pathway are highly prevalent in CRC patients. CRCs belonging to the consensus molecular subtype 2 (“CMS2”) are specifically characterized by hyperactivation of Wnt signaling. CMS2 is most seen in cancers in the distal colon and rectum. For patients who have non-microsatellite instability-high (“MSI-H”) colorectal cancer, and who do not have a specific mutation that can be targeted with approved therapies, outcomes are extremely poor for patients who have progressed on first-line therapy. A clinical trial of the antibody bevacizumab in combination with chemotherapy generated a response rate of approximately 5% and PFS of 5.7 months.

Endometrial Cancers

Endometrial cancer is a malignancy arising in the inner lining of the uterus. In 2024, according to the American Cancer Society, 67,880 new cases of endometrial cancer will be diagnosed and 13,250 women will die from the disease. There are currently very few treatment options for these patients, typically consisting of chemotherapy, local radiation therapy, and hormonal agents, and poor treatment outcomes. Patients with endometrial cancers have a high frequency of mutations in a protein known as β-catenin, with alterations estimated at approximately 30% of cases according to The Cancer Genome Atlas. These β-catenin mutations are often driver mutations leading to rapid disease progression and poor outcomes. In July 2023, the anti-PD-1 antibody dostarlimab-gxly was approved by the FDA for adult endometrial cancer patients with mismatch repair deficient, (“dMMR”) advanced or recurrent disease who had progression on or after a chemotherapy regimen. In addition, the combination of lenvatinib and pembrolizumab was approved in second line non-MSI-H or mismatch repair proficient endometrial carcinoma patients with a 30% response rate, 6.6 month median PFS, and 17.4 month median OS. However, this combination has been associated with significant toxicity with an 89% rate of grade 3 or higher treatment-emergent adverse events, including a 6% rate of fatal adverse events.

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

Altering cell signaling. The canonical and non-canonical Wnt pathways and the PI3 kinase—AKT pathway are important signalling pathways in cancer cells. DKK1 serves as one of the inhibitors of the canonical Wnt signaling pathway, modulates the non-canonical Wnt signaling pathways, and directly activates the PI3 kinase—AKT pathway. Changes in these pathways can lead to the expression of several cancer-causing genes and factors associated with cell growth, angiogenesis, and metastasis. We believe that a monoclonal antibody that reduces free DKK1 could shift signaling to healthier levels, thereby resulting in an anti-tumor effect as well as a local anti-angiogenic effect in the diseased tissue. These mechanisms could enhance or complement the anti-tumor mechanisms used by chemotherapies or other therapies targeted at different cell signaling pathways.

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

Inhibiting immune suppression. The human immune system has the ability to recognize and protect its own cells and tissues. Certain kinds of white blood cells, such as T regulatory cells and myeloid-derived suppressor cells (“MDSC”), serve to prevent other cells from attacking the body. In the case of cancer, these cells may fail to recognize the danger posed by the tumor and suppress the activity of potentially tumor-fighting white blood cells. In addition, cancer cells promote these suppressor cells by producing anti-inflammatory molecules, such as DKK1. We believe that monoclonal antibodies that reduce the levels of anti-inflammatory molecules, such as DKK1, in the tumor microenvironment could result in the inhibition of immune suppressor cells and create a pro-inflammatory environment to enhance the immune system activity against the tumor.

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

Published data, including from TCGA and real world evidence from our collaboration with Tempus, indicate that DKK1 expression levels are significantly higher or have an important high DKK1 population in many cancers, including EGC, non-small cell lung cancer (“NSCLC”), endometrial cancer, CRC, and pancreatic cancer. In addition, elevated DKK1 expression is associated with worse overall survival or time to treatment discontinuation for patients with EGC and several other cancers. Researchers have shown that when the DKK1 protein is added in certain animal models, the cancer grows larger.

Publications have also demonstrated a role for DKK1 in maintaining an environment around a tumor that suppresses the immune system’s ability to clear the tumor and to prevent metastasis. DKK1 has been shown to activate the suppressive effects of MDSC. Other published data has shown that metastatic tumor cells with stem cell-like features avoid the immune system by overexpressing DKK1 and secreting it out of the cell. Secreted DKK1 can then down-regulate certain molecules on tumor cells known as NK cell activating ligands, that would activate the immune system, causing these cancer cells to remain invisible to NK cells and evade the immune system. We have also identified DKK1 as being involved with the activity of T regulatory cells that can suppress anti-tumor T cells. Through these multiple activities, research has shown that DKK1 helps protect the cancer cells from being targeted by the immune system.

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

We are currently developing DKN-01 in clinical trials in three different indications: gastric/gastroesophageal junction cancer, colorectal cancer, and endometrial cancer.

Gastric / Gastroesophageal Junction Cancer

DisTinGuish Study

In collaboration with BeiGene, we are conducting P205, the DisTinGuish study, a three-part Phase 2 study of DKN-01 in combination with tislelizumab in patients with inoperable, locally advanced, gastric and gastroesophageal junction adenocarcinoma (“GEA”). Part A enrolled 25 patients in the United States with first-line, HER2-negative gastric cancer who received DKN-01 in combination with tislelizumab and oxaliplatin and chemotherapy, also known as standard of care (“SOC”) chemotherapy. Part B enrolled 52 patients with second-line, DKK1-high gastric cancer who received DKN-01 in combination with tislelizumab. Part C enrolled 170 first-line, HER2-negative patients in the United States, Republic of Korea, and Germany. Patients were randomized 1:1 to evaluate DKN-01 in combination with tislelizumab and SOC chemotherapy, compared to tislelizumab and SOC chemotherapy. The primary objective is progression-free survival (“PFS”) in DKK1-high patients and in all patients. Secondary objectives of Part C include overall survival (“OS”) and objective response rate (“ORR”) as measured by RECIST v1.1 in DKK1-high and all patients.

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

As presented at the American Society for Clinical Oncology (“ASCO”) 2023 Annual Congress, the ORR among the 22 patients who received a full cycle of DKN-01 therapy was 73%, including 1 complete response (“CR”), and 15 partial responses (“PRs”). The DKK1-high patient subgroup had a 90% response rate, with 9 PRs and 1 patient non-evaluable, while the DKK1-low subgroup had a 67% response rate, with 1 CR, 5 PRs and 3 patients with a best response of stable disease (“SD”). The median PFS was 11.3 months for the overall population, with the DKK1-high subgroup experiencing 11.3 months PFS and the DKK1-low subgroup experiencing 12.0 months PFS. The median OS was 19.5 months for the overall population, with the DKK1-high subgroup experiencing 16.9 months OS and the DKK1-low subgroup experiencing 24.4 months OS.

Patients with low PD-L1 expression, defined as having a vCPS (visually-estimated Combined Positive Score, also known as Tumor Area Positivity (TAP) score - Ventana Medical Systems) of less than 5, had a response rate of 86% while patients with high PD-L1 expression, defined as having a vCPS of greater than or equal to 5, had a response rate of 67%. All 6 of the patients who were DKK1-high and PD-L1-low had responses. The median PFS was 11.6 months for the PD-L1-high subgroup and the PD-L1-low subgroup experienced 10.7 months PFS. The median OS was 22.0 months for the PD-L1-high subgroup and the PD-L1-low subgroup experienced 18.7 months OS.

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

As presented at the Society for Immunotherapy in Cancer (“SITC”), Annual Meeting, the ORR for evaluable anti-PD-1/PD-L1 antibody naïve patients was 27%, median PFS was 1.4 months, and median OS was 7.7 months. In the dual biomarker-high (DKK1-high/PD-L1 high with vCPS > 10) patients, the ORR was 55% ORR (n=12: 6 PR, 2 SD, 3 PD, 1 NE), median PFS was 7.7 months, with median OS having not been reached. In DKK1-high/PD-L1 negative patients, the ORR was 27% (n=11: 3 PR, 1 SD, 7 PD), median PFS was 1.4 months, and median OS was 3.9 months. In DKK1-high/PD-L1 medium patients with vCPS between 1 and 10, the ORR was 8% (n=18: 1 PR, 3 SD, 9 PD (irPR), 5 NE), median PFS was 1.4 months PFS, and median OS was 5.2 months.

Part C –– First Line Randomized Controlled Trial combination with tislelizumab and SOC chemotherapy

Part C of the DisTinGuish study enrolled 170 first-line, HER2-negative GEA patients. Patients were randomized to receive either DKN-01 in combination with tislelizumab and SOC chemotherapy or to receive tislelizumab and SOC chemotherapy. The primary objective is to determine the effect of adding DKN-01 on the endpoint of median PFS in DKK1-high patients and in all patients. Secondary objectives of Part C include OS and ORR as measured by RECIST v1.1 in DKK1-high and all patients. Enrollment began in October 2022 and was completed in December 2023.

We currently expect to have the initial ORR data from Part C in the middle of 2024 and preliminary PFS data in the second half of 2024.

WAKING Study – Investigator-Sponsored Trial in Second and Third Line Patients Combination with Tecentriq

The Royal Marsden Hospital in the United Kingdom is conducting the WAKING study that is evaluating DKN-01 in combination with Roche’s Tecentriq® (atezolizumab) in patients with microsatellite stable EGC. Roche is providing atezolizumab drug supply and funding the study as part of its imCORE network.

In a presentation at the ESMO 2022 Annual Congress, DKN-01 at 300 mg or 600mg every 2 weeks in combination with atezolizumab was considered safe. No dose-limiting toxicity was observed, and no formal maximum tolerated dose was reached. No treatment-related deaths occurred, and no dose reductions were required.

As of August 16, 2022, the time of the data cut off, 18 patients were enrolled in the study, and 12 patients who were treated in the initial phase were presented. Ten patients were response evaluable at the time of data cut-off, and 1 patient had a PR and a DKK1 expression of 81% tumor-percentage score, which is a very high level of DKK1 expression. The ORR was 10%, with an additional 4 patients (40%) having SD. In the preliminary analysis, elevated baseline DKK1 expression (TPS > 20%) may be associated with clinical response, as the 4 DKK1-high patients had an ORR of 25% (1 PR, 1 SD, 1 PD, 1 NE). Translational analyses and assessment of PD-L1 status are ongoing.

Colorectal Cancer

We have evaluated DKN-01 in multiple preclinical CRC models. DKN-01 showed additive activity with 5-fluorouracil (5-FU) chemotherapy, which is commonly used in CRC patients, and in two CRC models that were resistant to 5-FU therapy. Treatment with DKN-01 can result in tumor regressions as a monotherapy and can overcome 5-FU-resistance to have further activity in combination with 5-FU chemotherapy. We believe that these 5-FU-resistant models are reflective of the second-line CRC population currently being recruited in the DeFianCe clinical study.

DeFianCe Study –Second Patients Combination with bevacizumab and chemotherapy

The DeFianCe study is a Phase 2, randomized, open-label, multicenter study of DKN-01 in combination with standard of care bevacizumab and chemotherapy in patients with advanced CRC who have received one prior systemic therapy. Part A of the study enrolled 33 patients. Based on the results of these first 33 patients, the study expanded into a 130-patient randomized controlled trial against bevacizumab and standard of care chemotherapy. The primary objective is PFS. Secondary objectives include ORR, DoR and OS.

At ASCO GI 2024, we presented the initial ORR and PFS data from Part A of DeFianCe. In the initial 27 response-evaluable patients, the ORR was 30% and the DCR was 93%. The 21 patients with CRC originating on the left side of the colon or rectum experienced an ORR of 33%, a DCR of 100% and median PFS of 8.3 months. The rectal/rectosigmoid subgroup experienced an ORR and DCR of 46% and 100%, respectively, and a median PFS of 9.43 months, with six patients continuing on study therapy, as of the data cutoff date.

As of March 15, 2024, 80 patients have enrolled in Part B of the DeFianCe study. We expect to complete enrollment in the middle of 2024.

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

Twenty-nine EEC patients, who had previously received 1 to 10 lines of therapy, enrolled in DKN-01 monotherapy. Tumoral DKK1 expression data was available for 23 patients. In the group of 8 patients with DKK1-high tumors, one patient (12.5%) has had a CR for over 5.5 years, 1 patient (12.5%) had a PR, 3 patients (37.5%) had SD, and 3 patients (37.5%) had PD, representing an ORR of 25.0% and a DCR of 62.5%. In the group of 15 patients with DKK1-low tumors, 1 patient (6.7%) had SD, 11 patients (93.3%) had PD, and 3 patients were non-evaluable. The DKK1-high patients experienced PFS of 4.3 months, compared to the DKK1-low patients who experienced PFS of 1.8 months.

In the group of 24 EEC patients treated with DKN-01 plus paclitaxel, 72% of whom had received 3 or more prior systemic therapies, DKK1-high patients had improved median PFS (5.4 months vs. 1.8 months) compared to DKK1-low patients.

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

Patents

We exclusively license from Eli Lilly and Company (“Lilly”), rights under 25 issued patents and 2 pending patent applications, all of which belong to the same patent family. The patents and applications in this patent family are directed to the composition of matter and use of DKN-01, and include (i) one issued U.S. Patent, (ii) issued patents in the following jurisdictions: Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Gulf Cooperation Council, India, Israel, Japan, Lebanon, Macao, Mexico, New Zealand, Pakistan, Singapore, South Africa, Taiwan, Ukraine, Hong Kong and South Korea and (iii) pending applications in the following jurisdictions: Venezuela and Thailand. The base 20-year term for patents in this family would expire in 2030. The U.S. patent will expire 87 days after the base term due to patent term adjustment. Patent term extensions for delays in marketing approval may also extend the terms of patents in this family.

We own one issued U.S. Patent, one Japanese Patent and pending applications directed to the use of a biomarker in patients receiving DKN-01 therapy in the following jurisdictions: Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Russia, Singapore and the United States. The issued U.S. Patent and any additional patents that may issue in the United States based on the pending U.S. Application will expire in 2037, absent any terminal disclaimer, patent term adjustment due to administrative delays by the United States Patent and Trade Office (“USPTO”) or patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act or Hatch-Waxman Amendment, and provided that all required maintenance fee payments are timely paid. The Japanese Patent and any other patents that may issue in foreign jurisdictions will likewise expire in 2037, provided that all required annuities are timely paid.

We also own two additional patent families both directed to the treatment of cancer using DKN-01 in specific subpopulations of patients. In the first patent family, the patient subpopulation is defined by its DKK-1 expression level. Applications are pending in the following jurisdictions: the United States of America, China, Japan, South Korea, Australia, New Zealand, Canada, Hong Kong, Mexico, Brazil, Israel, Europe and Singapore. In the second patent family, the patient subpopulation is defined as harboring a specific genetic mutation. Applications are pending in the following jurisdictions: the United States of America, China, Japan, South Korea, Australia, New Zealand, Canada, Hong Kong, Mexico, Brazil, Israel, Europe and Singapore.

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

We also own one pending international patent application filed under the Patent Cooperation Treaty (“PCT”) directed to treatment of colorectal cancer using combination therapy comprising DKN-01 and additional therapeutic agents. The PCT is an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the member states. Although a PCT application is not itself examined and cannot issue as a patent, it allows the applicant to seek protection in any of the member states through national - phase applications. Any patents that may issue in the United States based on the PCT application will expire no earlier than 2043 absent any terminal disclaimer. Any patents issued in foreign jurisdictions will likewise expire in 2043.

We jointly own with BeiGene a pending international application filed under the PCT directed to the combination of DKN-01 and tislelizumab. Any patents that may be issued in the United States based on the pending international application will expire in 2042, absent any terminal disclaimers, patent term adjustment due to administrative delays at the USPTO or patent term extension under the Hatch-Waxman Act, and provided that all required maintenance fee payments are timely paid. Any patents that may issue in foreign jurisdictions will likewise expire in 2042, provided that all required annuities are timely paid.

In addition, we exclusively license from NovaRock Biotherapeutics, Ltd. (“NovaRock”), the rights under one issued patent and pending patent applications, all of which belong to the same patent family. The patents and applications in this patent family are directed to the composition of matter and use of FL-301, and include (i) one issued U.S. Patent, and (ii) pending applications in the following jurisdictions: Australia, Canada, Eurasia, Europe, Japan, South Korea, Singapore, and the United States of America . The granted US patent and any additional patents that may issue in the United States based on the pending U.S. Application will expire in 2040, absent any terminal disclaimer, patent term adjustment due to administrative delays by the USPTO or patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act or Hatch-Waxman Amendment, and provided that all required maintenance fee payments are timely paid. Any patents that may issue in foreign jurisdictions will likewise expire in 2040, provided that all required annuities are timely paid.

We also exclusively license from NovaRock, the rights under one pending international application filed under the PCT and directed to the composition of matter and use of the FL - 302 bispecific antibody (CLDN 18.2 and CD137). Any patents that may issue in the United States based on the PCT application will expire no earlier than 2042 absent any terminal disclaimer. Any patents issued in foreign jurisdictions will likewise expire in 2042.

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

Pursuant to the Lilly Agreement, we granted to Lilly 65,761 shares of common stock and agreed to pay Lilly a royalty in the low single digits of net sales of a particular product in the territory during the applicable royalty term, with certain adjustments to be made to the royalty rate in connection with third person intellectual property, sales of competing products, and sales of biosimilar or generic products. We have not yet paid any royalties to Lilly pursuant to this agreement.

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

Research and Development Expenses

Our total research and development expenses were $73.2 million and $45.0 million, during the years ended December 31, 2023 and 2022, respectively. See Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional details regarding our research and development activities.

Employees

As of December 31, 2023, we had 54 full-time employees, including 42 in research and development and 12 in general and administrative roles. We have 3 employees who have an M.D., 14 employees who have a Ph.D., 1 employee who has a JD, and 19 employees with a master’s degree. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

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

As a result, we have not been profitable to date and have incurred losses in every reporting period since our inception in 2011. For the year ended December 31, 2023, we reported a net loss of $81.4 million, and had an accumulated deficit of $399.6 million at December 31, 2023.

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

The results of preclinical studies, preliminary study results, and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials or the ultimately completed trials. For instance, while we have early clinical trial results for our clinical studies of DKN-01, additional clinical trials are still ongoing and will be needed for the registration of DKN-01. Moreover, these results may not be representative of the ultimate global study population. The ultimate study results of our ongoing or future trials may be different than the ones we have seen to date. Additionally, the clinical trials conducted to date were relatively small, open -label, uncontrolled studies. Preliminary and final results from such studies may not be representative of study results that are found in larger, controlled, blinded, and longer-term studies.

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

We do not have any products that have gained regulatory approval. Currently, our most advanced clinical-stage product candidate is DKN-01, and it is currently in its first randomized, controlled clinical trials. As a result, our business is substantially dependent on our ability to successfully develop, form strategic partnerships for, obtain regulatory approval for, and, if approved, to successfully commercialize DKN-01. We must demonstrate, with substantial evidence gathered in preclinical studies and well-controlled clinical trials, that the product is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Even if DKN-01 were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations, such as use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may discover, in-license, develop or acquire in the future. If we are unable to successfully develop or commercialize our products, we may not be able to earn sufficient revenues or generate sufficient funding to continue our business.

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

Risks Related to Our Dependence on Third Parties

We rely on NovaRock to perform its obligations under the NovaRock Agreement

Pursuant to the terms of the NovaRock Agreement, NovaRock retained the right to develop, manufacture and commercialize FL-301 and FL-302 in the People’s Republic of China, Hong Kong, Macau, and Taiwan. We expect to rely on NovaRock to manage the manufacturing of FL-301 and FL-302 at their CMO and to participate in joint research and development activities for FL-301 and FL-302. We will have limited influence over their performance. The failure of NovaRock to successfully carry out its contractual development responsibilities could substantially harm our development of FL-301 and FL-302 and adversely affect our business.

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

We depend on information technology and a failure of, or significant disruption to, those systems could have a material adverse effect on our business and operations.

We are increasingly dependent on our information technology systems and infrastructure for our business, which are inherently vulnerable to malicious intrusion, random attack, loss of data privacy, disruption, degradation or breakdown. Data privacy or security breaches of our internal systems or those of our information technology vendors may in the future result in the failure of critical business operations. Such breaches may cause sensitive data to be exposed to unauthorized persons or to the public. To date, neither our business nor our operations have been materially impacted by such incidents. Cybersecurity attacks and incidents are increasing in their frequency, sophistication and intensity and, due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. Our investments in the protection of our data and information technology and our efforts to monitor our systems on an ongoing basis may be insufficient to prevent compromises in our information technology systems that could have a material adverse effect on our business. Such adverse consequences could include the loss of critical or sensitive information from us or our third - party providers’ databases or information technology systems and could also result in legal, financial, reputational or business harm to us and potentially substantial remediation costs. In addition, our cyber insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems or those of our third - party vendors.

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

Prior to January 1, 2023, we were an “emerging growth company,” as defined in the JOBS Act, and we took advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As of January 1, 2023, we were no longer an emerging growth company, however, we still continue to qualify as a “smaller reporting company” which will allow us to take advantage of scaled disclosure requirements. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, our stock price may be more volatile and it may be difficult for us to raise additional capital as and when we need it. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. Substantial sales of common stock by our stockholders could have a material adverse effect on the trading price of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to maintain the security, confidentiality, integrity, and availability of our business systems and confidential information, including personal information and intellectual property. Our cybersecurity program includes systems and processes for assessing, identifying and managing material risks from cybersecurity threats and include maintenance and monitoring of information security policies aligned with Information Technology controls; user and employee awareness of cyber policies and practices; information systems configuration management; infrastructure security systems; and cyber threat operations with continuous monitoring and threat hunting. This program includes processes to oversee and identify material risks from cybersecurity threats associated with our use of third - party service providers. We also engage a range of third - party experts in connection with various security implementation, and maintenance activities related to our cybersecurity program.

Our cybersecurity program is integrated into our overall risk management systems, business continuity and incident response plan. As part of our overall risk management program, we maintain an insurance portfolio with comprehensive cyber coverage. Our Director of Information Technology consults with third - party security advisors and provides input to each of these programs to ensure that material risks from cybersecurity threats are appropriately assessed, identified, and managed.

As of the date of this report, there have been no cybersecurity threats that have materially affected or are reasonably likely to materially affect our business, operations, or financial condition.

Governance

While our audit committee has oversight responsibility for risk management generally, the Director of Information Technology is specifically responsible for overseeing our cybersecurity program to ensure that cybersecurity risks are identified, assessed, managed, and monitored. Our Director of Information Technology provides periodic updates to senior management in this regard and covers the state of our cybersecurity program to information asset protection, core security and endpoint security, and cyber threat operations. These updates include descriptions of cybersecurity incidents of interest, including those associated with our third - party service providers. The board of directors will be informed promptly of material risks from cybersecurity threats.

We strive to create a culture of cybersecurity resilience and awareness and believe that cybersecurity is the responsibility of every employee and contractor. At the same time, primary responsibility for assessing, monitoring, and managing our cybersecurity risks lies with our Director of Information Technology.

Item 2.Properties.

We have leased our principal offices in Cambridge, Massachusetts covering approximately 7,667 square feet of space. In November 2018, we entered into a lease through April 30, 2022. On May 16, 2022, we entered into a Third Amendment to Lease and extended the lease through July 31, 2024. On January 3, 2024, we entered into a Fourth Amendment to Lease and extended the lease through July 31, 2025.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.001 per share, is publicly traded on the Nasdaq Capital Market under the symbol “LPTX” since January 24, 2017. Prior to that time, there was no market for our common stock.

Holders of Record

As of March 13, 2024, there were approximately 74 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Acquisition of Flame Biosciences

On January 17, 2023, we acquired Flame Biosciences, Inc., a Delaware corporation (“Flame”), in accordance with the terms of an Agreement and Plan of Merger. Pursuant to the merger, we issued an aggregate of approximately 1,979,437 shares of Common Stock, and approximately 136,833 shares of Series X Non-Voting Convertible Preferred Stock to the shareholders of Flame. On June 16, 2023, we obtained Stockholder Approval to convert each share of Series X Preferred Stock into 100 shares of our common stock.

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

We have incurred net losses in each year since our inception in 2011. Our net loss was $81.4 million for the year ended December 31, 2023 and $54.6 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of approximately $399.6 million. Our net losses have resulted primarily from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and have operating losses for at least the next several years as we:

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

As of December 31, 2023, we had cash and cash equivalents of $70.6 million. We believe that our cash and cash equivalents as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the filing of this Annual Report on Form 10-K. See “—Liquidity and Capital Resources.”

Financial Overview

Research and Development Expenses

Our research and development activities have included conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates, primarily DKN-01. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

●	salaries and related overhead expenses for personnel in research and development functions, including costs related to stock-based compensation;
●	fees paid to consultants and CROs for our nonclinical and clinical trials, and other related clinical trial fees, including, but not limited to, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis;
●	costs related to acquiring and manufacturing clinical trial materials; and
●	costs related to compliance with regulatory requirements.

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

We participate, through our subsidiary in Australia, in the Australian government’s R&D Incentive program, such that a percentage of our eligible research and development expenses are reimbursed by the Australian government as a refundable tax offset and such incentives are reflected as other income. This percentage was 43.5% for both the years ended December 31, 2023 and 2022.

The table below summarizes our research and development expenses incurred by development program and the R&D incentive income for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022

	(in thousands)
Direct research and development by program:
DKN-01 program	$42,743	$44,884
TRX518 program	31	81
FL-101 program	618	—
FL-301 program	140	—
FL-501 program	120	—
In-process research and development acquired from Flame	29,582	—
Total research and development expenses	$73,234	$44,965
Australian research and development incentives	$1,101	$2,051

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

-0 to 2% intensity: an 8.5% premium to the company’s tax rate

-Greater than 2% intensity: a 16.5% premium to the company’s tax rate;

We recognize as other income the amount we expect to be reimbursed for qualified expenses.

Foreign currency translation adjustment

Foreign currency translation adjustment consists of gains (losses) due to the revaluation of foreign currency transactions attributable to changes in foreign currency exchange rates associated with our Australian subsidiary.

Income taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year, due to our uncertainty of realizing a benefit from those items. As of December 31, 2023, we had federal and state net operating loss (“NOL”) carryforwards of $17.5 million and $18.5 million, respectively. The federal NOL’s are indefinitely lived and state NOL’s begin to expire in 2038.

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have completed a study to assess whether an ownership change occurred or whether there were multiple ownership changes since we became a “loss corporation” as defined in Section 382. We experienced multiple ownership changes occurring in 2019, 2020, and 2023. The ownership changes have and will continue to subject our pre-ownership change NOL carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset taxable income in periods following the ownership changes. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. As a result of the ownership changes, we are limited to a $0.0 million annual limitation on our ability to utilize our NOL’s and R&D credits recognized prior to the Flame merger. Due to this limitation, approximately $210.8 million of the federal NOL’s and $7.9 million of federal R&D credits will expire unutilized. Additionally, approximately $192.7 million and $1.8 million, respectively, of state NOL’s and R&D tax credits will expire unutilized. As a result, we have reduced our deferred tax assets related to the federal and state NOL’s and R&D credits which are offset by the corresponding decrease in the valuation allowance.

As of December 31, 2023, we also had federal and state R&D tax credits of $1.5 million and $0.2 million, respectively, which begin to expire in 2030.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following tables summarize our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change

	(in thousands)
Operating expenses:
Research and development	$73,234	$44,965	$28,269
General and administrative	13,807	11,798	2,009
Total operating expenses	87,041	56,763	30,278
Loss from operations	(87,041)	(56,763)	(30,278)
Interest income	4,027	925	3,102
Interest expense	—	(54)	54
Australian research and development incentives	1,101	2,051	(950)
Other income	500	—	500
Foreign currency losses	(13)	(608)	595
Change in fair value of Series X preferred stock warrant liability	12	—	12
Loss before income taxes	(81,414)	(54,449)	(26,965)
Provision for income taxes	—	(147)	147
Net loss	$(81,414)	$(54,596)	$(26,818)

Research and Development Expenses

	Year Ended December 31,		Increase
	2023	2022	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$42,743	$44,884	$(2,141)
TRX518 program	31	81	(50)
FL-101 program	618	—	618
FL-301 program	140	—	140
FL-501 program	120	—	120
In-process research and development acquired from Flame	29,582	—	29,582
Total research and development expenses	$73,234	$44,965	$28,269

Research and development expenses were $73.2 million for the year ended December 31, 2023, compared to $45.0 million for the year ended December 31, 2022. The increase of $28.2 million in research and development expenses was primarily due to $29.6 million of in-process research and development (“IPR&D”) acquired in the Flame merger which we expensed during the year ended December 31, 2023, as we concluded that the IPR&D acquired did not have an alternative future use. There was also an increase of $3.8 million in clinical trial costs due to patient enrollment and the duration of patients on study, an increase of $3.0 million in payroll and other related expenses due to an increase in headcount of our research and development full-time employees and an increase of $0.1 million in stock-based compensation expense due to new stock options granted to employees during the year ended December 31, 2023. These increases were partially offset by a decrease of $8.1 million in manufacturing costs related to clinical trial material due to timing of manufacturing campaigns and a decrease of $0.2 million in consulting fees associated with research and development activities.

General and Administrative Expenses

General and administrative expenses were $13.8 million for the year ended December 31, 2023, compared to $11.8 million for the year ended December 31, 2022. The increase of $2.0 million was primarily due to an increase of $1.4 million in professional fees due to higher finance and legal costs associated with our business development activities and an increase of $0.8 million in payroll and other related expenses due to an increase in headcount of our general and administrative full-time employees. These increases were partially offset by a decrease in stock-based compensation expense of $0.2 million.

Interest Income

We recorded interest income of $4.0 million and $0.9 million, respectively, during the years ended December 31, 2023 and 2022. The increase during the year ended December 31, 2023 as compared to the same period in 2022 was due to higher interest rates earned on interest bearing cash accounts.

Australian Research and Development Incentives

We recorded R&D incentive income of $1.1 million and $2.1 million for the years ended December 31, 2023 and 2022, respectively, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, net of our Australian tax liability, which expenses included the cost of manufacturing of clinical trial material.

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

During the year ended December 31, 2023, we received $2.3 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the 2022 research and development activities. During the year ended December 31, 2022, we received $1.1 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the 2021 research and development activities.

The remaining R&D incentive receivable has been recorded as “Research and development incentive receivable” in the consolidated balance sheets.

Foreign Currency Losses

We recorded foreign currency losses of $0.6 million for the year ended December 31, 2022. We recorded an immaterial amount of foreign currency losses for the year ended December 31, 2023. The change in foreign currency losses is due to the changes in the Australian dollar exchange rate related to activities of the Australian entity.

Interest Expense

We recorded an immaterial amount of interest expense for the years ended December 31, 2023 and 2022.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2023, we had cash and cash equivalents of $70.6 million. Additionally, we had an accumulated deficit of $399.6 million at December 31, 2023, and during the year ended December 31, 2023, we incurred a net loss of $81.4 million. We expect to continue to generate operating losses in the foreseeable future. We believe that our cash and cash equivalents of $70.6 million as of December 31, 2023, will be sufficient to fund our operating expenses for at least the next 12 months from the issuance of this Annual Report on Form 10-K.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2023	2022

	(in thousands)
Cash used in operating activities	$(43,753)	$(49,044)
Cash provided by investing activities	48,969	—
Cash used in financing activities	(30)	(210)
Effect of exchange rate changes on cash and cash equivalents	(43)	(162)
Net increase(decrease) in cash and cash equivalents	$5,143	$(49,416)

Operating activities.

Net cash used in operating activities for the year ended December 31, 2023 was primarily related to our net loss of $81.4 million and net changes in working capital, including a decrease in lease liabilities of $0.4 million. These changes were partially offset by a decrease in research and development incentive receivable of $1.3 million, a decrease of $0.7 million in other assets, an increase in accounts payable and accrued expenses of $0.7 million, a decrease of $0.2 million in prepaid expenses and other assets, noncash IPR&D expense of $29.6 million, noncash stock-based compensation expense of $5.1 million and change in a right-of-use asset of $0.4 million.

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

Investing Activities.

Net cash provided by investing activities for the year ended December 31, 2023 was related to cash acquired in connection with the acquisition of Flame of $50.4 million and payment of direct and incremental costs of $1.4 million associated with the acquisition of Flame. There were no investing activities during the year ended December 31, 2022.

Financing Activities.

Net cash used in financing activities for the year ended December 31, 2023 primarily consisted of an immaterial amount paid by the Company for the redemption of 10,000 shares of the warrants issued in connection with a public offering in 2019. Net cash used in financing activities for the year ended December 31, 2022 consisted of payments of offering costs of $0.2 million.

Capital Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates in development.

Our expenses will also increase as we:

●	pursue the clinical development of our most advanced product candidate, DKN-01, and our recently acquired product candidates, FL-301, FL-302 and FL-501;
●	maintain, expand and protect our intellectual property portfolio; and
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company.

Additional funding may not be available at the time needed on commercially reasonable terms, if at all.

Contractual Obligations and Contingent Liabilities

On May 16, 2022, we entered into a third amendment to the 47 Thorndike Street Lease, the (“Third Amendment”). Under the Third Amendment, we extended the term of the 47 Thorndike Street Lease through July 31, 2024. Under the Third Amendment, we paid the monthly base rent amount of $37,000 contemplated by the 47 Thorndike Street Lease through January 31, 2023, with an increase that commenced on February 1, 2023 adjusting the monthly base rent amount to approximately $37,696 through January 31, 2024, and then another increase commencing on February 1, 2024 adjusting the monthly base rent amount to $38,335 for the period of February 2024 through July 31, 2024.

On January 3, 2024, we entered into a fourth amendment to the 47 Thorndike Street Lease, the (“Fourth Amendment”). Under the Fourth Amendment, we extended the term of the 47 Thorndike Street Lease through July 31, 2025. Under the Fourth Amendment, we will continue to pay the current monthly base rent amount of $38,335 contemplated by the 47 Thorndike Street Lease through July 31, 2024, with an increase commencing on August 1, 2024 adjusting the monthly base rent amount to approximately $38,974 through July 31, 2025.

We remain committed to $0.6 million of non-cancellable commitments under manufacturing agreements with vendors to manufacture DKN-01 for use in clinical trials.

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

As of December 31, 2023, our management, with the participation of our Chief Executive Officer, who is also serving as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer has concluded based upon the evaluation described above that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Attestation Report on Internal Control Over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as a smaller reporting company and non-accelerated filer.

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

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item is set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023, and is incorporated into this Annual Report on Form 10-K by reference.

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

3.4	Certificate of Amendment to the Certificate of Designation of Special Voting Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8 - K, as filed on March 16, 2023).
3.5

Certificate of Elimination of the Series X Non - Voting Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company Quarterly Report on Form 10 - Q for the quarter ended September 30, 2023).

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

4.13

Form of Warrant, dated May 6, 2020, by and among the Flame Biosciences, Inc. and the Warrantholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8 - K, as filed on May 15, 2023).

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

10.27	Second Amendment to Lease by and between Bulfinch Square Limited Partnership and Leap Therapeutics, Inc. dated as of October 1, 2021.
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

10.32˄	Leap Therapeutics, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8, as filed on August 17, 2022).
10.33˄*	Amendment No. 1 to Leap Therapeutics, Inc. 2022 Equity Incentive Plan
10.34	Continuing Clinical Collaboration Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 - K, filed with the SEC on March 16, 2023.
10.35˄

Second Amendment to Executive Employment Agreement, by and between the Company and Dr. Cynthia Sirard, dated April 3, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 - K, filed with the SEC on April 7, 2023).

10.36#

Strategic Partnership and License Agreement, dated August 13, 2021, by and between NovaRock Biotherapeutics Ltd. and Flame Biosciences, Inc. (incorporated by reference to Exhibit 10.1 to the Company Quarterly Report on Form 10 - Q for the quarter ended March 31, 2023).

10.37#

Collaboration Agreement, dated August 10, 2020, by and between Adimab, LLC and Flame Biosciences, Inc. (incorporated by reference to Exhibit 10.2 to the Company Quarterly Report on Form 10 - Q for the quarter ended March 31, 2023).

10.38˄

Second Amendment to Executive Employment Agreement, dated April 3, 2023, by and between the Company and John Mark O’Mahony (incorporated by reference to Exhibit 10.5 to the Company Quarterly Report on Form 10 - Q for the quarter ended March 31, 2023).

10.39˄

Executive Employment Agreement, by and between the Company and Jason S. Baum. (incorporated by reference to Exhibit 10.6 to the Company Quarterly Report on Form 10 - Q for the quarter ended March 31, 2023).

10.40˄

First Amendment to Executive Employment Agreement, dated April 3, 2023, by and between the Company and Jason S. Baum. (incorporated by reference to Exhibit 10.7 to the Company Quarterly Report on Form 10 - Q for the quarter ended March 31, 2023).

21.1*	Subsidiaries of Leap Therapeutics, Inc.
23.1*	Consent of EisnerAmper LLP related to Leap Therapeutics, Inc. financial statements.
31.1*	Certification of Principal Executive and Principal Financial Officer Required Under Rule 13a- 14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*+	Principal Executive and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Leap Therapeutics, Inc. Compensation Clawback Policy
101*

The following materials from Leap Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2023 and 2022, (ii) Consolidated Statements of Operations for the year ended December 31, 2023 and December 31, 2022, (iii) Consolidated Statements of Shareholders’ Equity (Deficit) at December 31, 2023 and December 31, 2022 (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2023 and December 31, 2022, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

March 15, 2024
By:	/s/ DOUGLAS E. ONSI
Name: Douglas E. Onsi
Title: President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

Chief Executive Officer, President, Chief
/s/ DOUGLAS E. ONSI	Financial Officer and Director (Principal	March 15, 2024
Douglas E. Onsi	Executive Officer and Principal Financial Officer)

/s/ CHRISTOPHER K. MIRABELLI	Chairman of the Board of Directors	March 15, 2024
Christopher K. Mirabelli

/s/ JAMES CAVANAUGH	Director	March 15, 2024
James Cavanaugh

/s/ THOMAS DIETZ	Director	March 15, 2024
Thomas Dietz

/s/ WILLIAM LI	Director	March 15, 2024
William Li

/s/ JOSEPH LOSCALZO	Director	March 15, 2024
Joseph Loscalzo

/s/ PATRICIA MARTIN	Director	March 15, 2024
Patricia Martin

/s/ NISSIM MASHIACH	Director	March 15, 2024
Nissim Mashiach

/s/ CHRISTIAN RICHARD	Director	March 15, 2024
Christian Richard

/s/ RICHARD L. SCHILSKY	Director	March 15, 2024
Richard L Schilsky

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Leap Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Leap Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Accruals for Clinical Trial Expenses

As described in Note 2 to the consolidated financial statements, at each balance sheet date, the Company estimates its accrued clinical trial expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants in connection with performing research and development activities, and in making that estimate, may depend on factors such as successful enrollment of certain numbers of patients, site initiation, and the completion of contract milestones. The Company accounts for research and development expenses based on services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when an invoice has not been received or the Company has not otherwise been notified of the actual cost. The Company estimates the time period over which services will be performed and the level of effort to be expended in each period. The Company’s accrual for clinical trial expenses of $2,522,000 is included in accrued expenses on the December 31, 2023 consolidated balance sheet. The amounts recorded for clinical trial expenses represent the Company’s estimate of the unpaid clinical trial expenses based on the information available to the Company at that time.

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

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 15, 2024

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$70,643	$65,500
Research and development incentive receivable	771	2,099
Prepaid expenses and other current assets	183	351
Total current assets	71,597	67,950

Property and equipment, net	5	20
Right of use assets, net	257	669
Deferred costs	—	576
Other long term assets	—	30
Deposits	966	1,108
Total assets	$72,825	$70,353
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,465	$5,657
Accrued expenses	5,957	5,152
Lease liability - current portion	262	416
Total current liabilities	12,684	11,225

Non current liabilities:
Lease liability, net of current portion	—	262
Total liabilities	12,684	11,487

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 25,565,414 and 9,902,137 shares issued and outstanding as of December 31, 2023 and 2022, respectively	26	10
Additional paid-in capital	459,591	376,896
Accumulated other comprehensive income	106	128
Accumulated deficit	(399,582)	(318,168)
Total stockholders’ equity	60,141	58,866
Total liabilities and stockholders’ equity	$72,825	$70,353

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$73,234	$44,965
General and administrative	13,807	11,798
Total operating expenses	87,041	56,763
Loss from operations	(87,041)	(56,763)
Interest income	4,027	925
Interest expense	—	(54)
Australian research and development incentives	1,101	2,051
Other income	500	—
Foreign currency loss	(13)	(608)
Change in fair value of Series X preferred stock warrant liability	12	—
Loss before income taxes	(81,414)	(54,449)
Provision for income taxes	—	(147)
Net loss attributable to common stockholders	$(81,414)	$(54,596)

Net loss per share
Basic and diluted	$(3.98)	$(4.82)

Weighted average common shares outstanding
Basic and diluted	20,445,109	11,323,909

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(81,414)	$(54,596)
Other comprehensive income (loss):
Foreign currency translation adjustments	(22)	395
Comprehensive loss	$(81,436)	$(54,201)

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	8,831,845	$9	$371,717	$(267)	$(263,572)	$107,887

Foreign currency translation adjustment	—	—	—	395	—	395
Issuance of common stock upon exercise of prefunded warrants	1,070,292	1	(1)	—	—	—
Stock-based compensation	—	—	5,180	—	—	5,180
Net loss	—	—	—	—	(54,596)	(54,596)
Balances at December 31, 2022	9,902,137	$10	$376,896	$128	$(318,168)	$58,866

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2023

(In thousands, except share amounts)

	Mezzanine Equity		Stockholders Equity
						Accumulated
	Series X Non Voting Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	—	$—	9,902,137	$10	$376,896	$128	$(318,168)	$58,866

Issuance of Series X Preferred Stock in connection with Flame merger	136,248	67,715	—	—	—	—	—	—
Issuance of common stock in connection with Flame merger	—	—	1,972,901	2	9,803	—	—	9,805
Issuance of common stock warrants in connection with Flame merger	—	—	—	—	13	—	—	13
Redemption of 2019 Warrants	—	—	—	—	(29)	—	—	(29)
Issuance of common stock upon vest of restricted stock units	—	—	66,061	—	—	—	—	—
Conversion of Series X preferred stock to common stock	(136,248)	(67,715)	13,624,800	14	67,701	—	—	67,715
Reclassification of Series X preferred stock warrants to equity	—	—	—	—	78	—	—	78
Fractional shares paid in cash	—	—	(485)	—	1	—	—	1
Foreign currency translation adjustment	—	—	—	—	—	(22)	—	(22)
Stock-based compensation	—	—	—	—	5,128	—	—	5,128
Net loss	—	—	—	—	—	—	(81,414)	(81,414)
Balances at December 31, 2023	—	$—	25,565,414	$26	$459,591	$106	$(399,582)	$60,141

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(81,414)	$(54,596)
Adjustments to reconcile net loss to net cash
used in operating activities:
In-process research and development costs acquired in connection with the acquisition of Flame	29,582	—
Depreciation expense	15	16
Change in right-of-use asset	412	399
Stock-based compensation expense	5,128	5,180
Foreign currency loss	13	608
Changes in operating assets and liabilities:
Prepaid expenses and other assets	164	416
Deferred tax asset	—	152
Research and development incentive receivable	1,302	(1,009)
Accounts payable and accrued expenses	712	945
Lease liability	(415)	(400)
Other assets	748	(755)
Net cash used in operating activities	(43,753)	(49,044)

Cash flows from investing activities:
Cash acquired in connection with the acquistion of Flame	50,362	—
Payment of direct and incremental costs of the asset acquisition	(1,393)	—
Net cash provided by investing activities	48,969	—

Cash flows from financing activities:
Payment of redemption of 2019 warrants	(29)	—
Payment of fractional shares	(1)	—
Payment of deferred costs	—	(210)
Net cash used in financing activities	(30)	(210)

Effect of exchange rate changes on cash and cash equivalents	(43)	(162)
Net increase (decrease) in cash and cash equivalents	5,143	(49,416)
Cash and cash equivalents at beginning of year	65,500	114,916
Cash and cash equivalents at end of year	$70,643	$65,500

Supplemental disclosure of non-cash financing activities:
Deferred costs in accounts payable and accrued expense - January 2023 Flame Merger	$—	$576
Remeasrement of right-of-use asset and lease liability	$—	$609
Issuance and conversion of Series X Preferred Stock issued in connection with the acquisition of Flame to common stock	$67,715	$—
Reclassification of Series X Preferred Stock Warrants from liability to equity	$78	$—
Issuance of common stock in connection with the acquisition of Flame	$9,805	$—
Issuance of warrants for the purchase of common stock in connection with the acquisition of Flame	$13	$—
Net liabilities assumed from acquistion of Flame	$928	$—

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1. Nature of Business, Basis of Presentation and Liquidity

Nature of Business

Leap Therapeutics, Inc. (“the Company”) was incorporated in the state of Delaware on January 3, 2011. During 2015, HealthCare Pharmaceuticals Pty Ltd. (“HCP Australia”) was formed and is a wholly owned subsidiary of the Company.

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

The Company intends to apply its experience identifying and developing products to build a pipeline of programs relating to the practice of cancer medicine.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2023, the Company had cash and cash equivalents of $70,643. Additionally, the Company had an accumulated deficit of $399,582 at December 31, 2023, and during the year ended December 31, 2023, the Company incurred a net loss of $81,414. The Company expects to continue to generate operating losses for the foreseeable future.

The Company believes that its cash and cash equivalents of $70,643 as of December 31, 2023 will be sufficient to fund its operating expenses for at least 12 months from the issuance of these financial statements.

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

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents consisted of overnight investments and money market funds.

2. Summary of Significant Accounting Policies (continued)

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia is reimbursed. This percentage was 43.5% for the years ended December 31, 2023 and 2022.

The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of $771 and $2,099 as of December 31, 2023 and 2022, respectively, in the consolidated balance sheets and other income from Australian research and development incentives of $1,101 and $2,051, in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively, related to refundable research and development incentive program payments in Australia.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The following table shows the change in the research and development incentive receivable from January 1, 2022 to December 31, 2023:

Balance at January 1, 2022	$1,189
Australian research and development incentive income, net	2,051
Cash received for 2021 eligible expenses	(1,064)
Foreign currency translation	(77)
Balance at December 31, 2022	2,099
Cash received for 2022 eligible expenses	(2,333)
Australian research and development incentive income, net	1,101
Foreign currency translation	(96)
Balance at December 31, 2023	$771

2. Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are held in United States or Australian financial institutions and money market funds. At times, the Company may maintain cash balances in excess of the federally insured amount of $250 per depositor, per insured bank, for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the years ended December 31, 2023 and 2022.

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

The Company recognizes accrued interest and penalties associated with uncertain tax position as part of the income tax provision. There were no uncertain tax positions or income tax related interest and penalties recorded for the years ended December 31, 2023 and 2022. The income tax returns of the Company for the year ended December 31, 2020 and subsequent years are subject to examination by the Internal Revenue Service and other taxing authorities, generally for three years after the return is filed.

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

2. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not record any impairment losses on long-lived assets during 2023 and 2022.

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

As of December 31, 2022 there was $576 of deferred costs. As of December 31, 2023, the Company did not have any deferred costs.

Deposits

Deposits as of December 31, 2023 and 2022 included $966 and $1,108, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized.

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

2. Summary of Significant Accounting Policies (continued)

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

During the years presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2023 and 2022.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
December 31, 2023
Assets:
Cash equivalents	$39,065	$39,065	$—	$—
Total assets	$39,065	$39,065	$—	$—

December 31, 2022
Assets:
Cash equivalents	$62,074	$62,074	$—	$—
Total assets	$62,074	$62,074	$—	$—

Cash equivalents of $39,065 and $62,074 as of December 31, 2023 and 2022, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The carrying value of the research and development incentive receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. All leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. The Company has determined that the rate implicit in the lease is not determinable and the Company does not have borrowings with similar terms and collateral. Therefore, the Company considered a variety of factors, including observable debt yields from comparable companies and the volatility in the debt market for securities with similar terms, in determining that 8% was reasonable to use as the incremental borrowing rate for purposes of the calculation of lease liabilities.

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

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (continued)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on the historical volatility of the Company. The expected term of the Company’s stock options granted to employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to nonemployees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield of zero is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

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

Recently Adopted Accounting Pronouncements

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

Pursuant to the Merger, Leap agreed to issue to the stockholders of Flame (the “Flame Stockholders”) 1,972,901 shares of common stock, and 136,248 shares of Series X Preferred Stock, which was a newly designated series of preferred stock that was intended to have economic rights equivalent to the common stock, but with limited voting rights, and issued to the warrant holders of Flame (the “Flame Warrant Holders”) the right to acquire 6,530 shares of common stock (the “January 2023 Common Stock Warrants”) and 443 shares of Series X Preferred Stock (the “January 2023 Series X Preferred Stock Warrants”). Each share of Series X Preferred Stock converted into 100 shares of common stock during the year ended December 31, 2023, as a result of the one-for-ten reverse stock split approved by the stockholders and effected by the Board of Directors. Under the terms of the Merger Agreement, Leap held back approximately 15,604 Series X Preferred shares (the “Holdback Shares”), which converted into 1,560,400 shares of common stock out of the aggregate number of shares that the Flame Stockholders otherwise would be entitled to receive pursuant to the Merger so that Leap can have recourse to the Holdback Shares for purposes of satisfying certain claims for indemnification that Leap may have against the Flame Stockholders in connection with the Merger.

On June 16, 2023, the Company obtained Stockholder Approval to convert the Series X Preferred Stock into shares of its common stock, which occurred on June 21, 2023.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

3. Acquisition of Flame Biosciences (continued)

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

Leap primarily acquired cash of $50,362, certain working capital items ($928) and a portfolio of clinical- and pre-clinical-stage intellectual property, in connection with the acquisition of Flame. The Company accounted for the acquisition of Flame by recording the cash and any other assets and liabilities of Flame on its consolidated balance sheet at their historical carrying values, which approximated fair values. The remaining fair value of the consideration transferred was allocated to the in-process research and development (“IPR&D”) assets acquired. Certain transaction costs that were not deemed to meet the criteria of costs directly attributable to the issuance of securities were capitalized in accordance with ASC 805-50-30-1 and recognized as part of fair value of assets acquired. As the Company concluded that such IPR&D did not have an alternative future use, the relative fair value allocated to acquired IPR&D of $29,582 was expensed in research and development expenses within the Company’s consolidated statement of operations during the year ended December 31, 2023.

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

The fair value assigned to each component of the purchase consideration, including direct costs of the acquisition of $1,393, as of the Effective Date is set forth in the table below (in thousands, except share and per share amounts):

		Equivalent
	Number of	common	Fair
	shares	shares	Value
Leap common stock (par value $0.0001 per share)	1,972,901	1,972,901	$9,805
Leap Series X Preferred Stock (100:1)	136,248	13,624,800	67,715
Warrants on Leap common stock	6,530	6,530	13
Warrants on Leap Series X Preferred Stock (100:1)	443	44,300	90
Direct and incremental costs of the asset acquisition			1,393

Total		15,648,531	$79,016

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

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

3. Acquisition of Flame Biosciences (continued)

Sale of FL-101/FL-103 to AlmataBio, Inc.

On December 6, 2023 the Company sold certain IPR&D assets previously acquired from Flame related to Flame’s FL-101/FL-103 program which included permits, clinical trial material, clinical data, and related identified contracts, such as licensing, research, clinical trials, and various other agreements. The Company received total consideration in the form of a non-refundable closing date cash payment of $500.

Pursuant to the terms of the asset purchase agreement, the Company is entitled to receive milestone payments of up to $70,000 upon achievement of certain regulatory approval and sales milestones specified in the asset purchase agreement.

The IPR&D assets sold related to Flame’s FL-101/FL-103 program did not meet the definition of a business and had a carrying value of $0 at the time of the sale. In addition, the Company estimated the likelihood of receiving any milestone payments to be remote. As such, management elected the most likely amount method to determine the transaction price of the sale, which included the non-refundable closing date cash payment of $500 and future milestone payments of $0. Therefore, the Company recognized a non-operating gain in other income for the difference between the amount of non-refundable consideration received of $500 and the carrying value of $0 during the year ended December 31, 2023. In the event of a change in circumstances, such that it becomes likely that the Company will receive milestone payments, the Company will recognize income for the change in transaction price in the period in which the transaction price changes.

In addition, during the year ended December 31, 2023, the Company incurred various qualified expenses, such as legal fees, consulting and general and administrative expenses in connection with the sale of Flame’s FL-101 program. Such expenses exceeded the non-refundable consideration received of $500, and therefore, the Company was not obligated to pay Contingent Merger Consideration to the Flame Stockholders.

Series X Preferred Stock

Pursuant to the Merger, the Company agreed to issue 136,248 shares of Series X Preferred Stock to Flame Stockholders and January 2023 Series X Preferred Stock Warrants for 443 shares of Series X Preferred Stock to Flame Warrant Holders. The Company obtained Stockholder Approval during the year ended December 31, 2023 to convert each issued share of Series X Preferred Stock and each share of Series X Preferred Stock issuable pursuant to the January 2023 Series X Preferred Stock Warrants into 100 shares of its common stock. The Series X Preferred Stock was converted to common stock on June 21, 2023, and the carrying value of the Series X Preferred Stock was reclassified from mezzanine equity to permanent equity.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

3. Acquisition of Flame Biosciences (continued)

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

Changes in the fair value of the warrant liability are recognized as gains (losses) in the Company’s consolidated statement of operations. During the year ended December 31, 2023, the Company recorded a gain of $12 in its consolidated statement of operations.

4. Property and equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2023	2022
Computer office equipment	$51	$51
Leasehold improvements	69	69
Lab equipment	76	76
Furnitures and fixtures	30	30
	226	226
Less: accumulated depreciation	(221)	(206)
Property and equipment, net	$5	$20

Depreciation expense was $15 and $16 for the years ended December 31, 2023 and 2022, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2023	2022
Clinical trials	$2,522	$2,093
Professional fees	254	533
Payroll and related expenses	3,181	2,526
Accrued expenses	$5,957	$5,152

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

The Company’s existing 47 Thorndike Street Lease was set to expire in July 2024. In January 2024 the Company entered into a fourth amendment with its 47 Thorndike Street Lease (“Fourth Amendment”), extending the lease through July 2025 (see Note 15). The 47 Thorndike Street Lease includes variable lease and non-lease components that are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. Such payments primarily include common area maintenance charges and increases in rent payments that are driven by factors such as future changes in an index (e.g., the Consumer Price Index).

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the remaining lease term at the date of adoption. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has an existing net lease in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. During the year ended December 31, 2022, the Company extended the term of its operating lease and recorded an additional right-of-use asset and lease liability of $609. As of December 31, 2023, a right-of-use asset of $257 and lease liability of $262 are reflected on the consolidated balance sheet. The Company recorded operating lease costs of $449 and $443, respectively, during the years ended December 31, 2023 and 2022. Cash paid for amounts included in the measurement of lease liabilities was $452 and $445, respectively, during the years ended December 31, 2023 and 2022.

Future lease payments under non-cancelable operating leases as of December 31, 2023 are detailed as follows:

Future Operating Lease Payments
2024	268
Total Lease Payments	268
Less: imputed interest	(6)
Total operating lease liabilities	$262

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

7. Warrants

As of December 31, 2023, outstanding warrants to purchase common stock, all of which are classified as equity warrants, consisted of the following:

December 31, 2023
	Number of Common Shares
Description	Issuable	Exercise Price	Expiration Date
January 23, 2017 Warrants	5,450	$0.10	Upon M&A Event
2017 Warrants	250,227	$10.55	November 2024
2019 Warrants	690,813	$19.50	February 2026
March 2020 Pre-funded Warrants	824,716	$0.01	No Expiry
March 2020 Coverage Warrants	2,594,501	$21.10	Jan - March 2027
September 2021 Pre-funded Warrants	591,602	$0.01	No Expiry
January 2023 Common Stock Warrants	50,830	$6.78	February 2025
	5,008,139

2019 Warrants

During the year ended December 31, 2023, the Company redeemed 10,000 of the 2019 Warrants at a purchase price of $2.90 per share.

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

January 2023 Series X Preferred Stock Warrants

In January 2023, pursuant to the Merger, the warrants held by the Flame Warrant Holders also became exercisable for 443 shares of Series X Preferred Stock (the “January 2023 Series X Preferred Stock Warrants”). Each share of Series X Preferred Stock converted into 100 shares of common stock, following Stockholder Approval during the year ended December 31, 2023. The January 2023 Series X Preferred Stock Warrants have an exercise price of $6.78 per share and expire in February 2025.

The Company initially recorded the January 2023 Series X Preferred Stock Warrants as a liability on its consolidated balance sheet as of the Effective Date and subsequently remeasured the warrant liability to fair value at each reporting date and on the date Stockholder Approval was obtained to convert shares of Series X Preferred Stock into shares of common stock. Changes in the fair value of the warrant liability were recognized as gains (losses) in the Company’s consolidated statement of operations. During the year ended December 31, 2023, the Company recorded a gain of $12 in its consolidated statement of operations.

During the year ended December 31, 2023, upon obtaining Stockholder Approval, the January 2023 Series X Preferred Stock Warrants were converted into common stock warrants and reclassified from liability to equity.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

8. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through December 31, 2023, no dividends have been declared for shares of common stock.

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

As of December 31, 2023, there were 1,016,023 shares available for grant under the Company’s Equity Incentive Plans, which excludes the 2012 Plan which expired during the year ended December 31, 2022.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

9. Stock-Based Compensation (continued)

A summary of stock option activity under the Company’s Equity Incentive Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2021	852,266	$44.76	7.58	$7,670
Granted	402,490	$15.03
Forfeited	(63,041)	$21.65
Outstanding at December 31, 2022	1,191,715	$35.94	7.47	$7,673
Granted	2,393,500	$2.67
Forfeited	(200,849)	$9.73
Outstanding at December 31, 2023	3,384,366	$13.97	8.40	$3,431
Options exercisable at December 31, 2023	1,382,078	$28.80	6.87
Options vested and expected to vest at December 31, 2023	3,384,366	$13.97	8.40	$3,431

The grant date fair value of the options granted during the years ended December 31, 2023 and 2022 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of the Company. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The weighted average grant date fair value for the stock options granted during the years ended December 31, 2023 and 2022 was $2.07 and $10.84 per share, respectively.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the years ended December 31, 2023 and 2022 were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2023	2022
Expected volatility	90.44%	82.70%
Weighted average risk-free interest rate	4.05%	3.10%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.49	6.42

Stock options generally vest over a three or four year period, as determined by the compensation committee of the board of directors at the time of grant. The options expire ten years from the grant date. As of December 31, 2023, there was approximately $5,444 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.19 years.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

9. Stock-Based Compensation (continued)

Restricted Stock Units

During the year ended December 31, 2022 the Company granted 265,000 restricted stock units (“RSUs”) to employees that will cliff vest and will be settled after three years of continuous service, or upon a change of control of the Company, whichever is earlier, pursuant to the 2016 Plan. The Company did not grant any RSUs during the year ended December 31, 2023. During the years ended December 31, 2023 and 2022, the Company recognized $1,632 and $2,086, respectively, of stock based compensation expense related to these equity classified RSUs.

The following table presents RSU activity under the 2016 Plan as of December 31, 2023:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2021	93,560	$17.60
Awarded	265,000	$19.40
Outstanding at December 31, 2022	358,560	$18.90
Vested	(66,060)	$14.20
Forfeited	(30,000)	$19.40
Outstanding at December 31, 2023	262,500	$19.97

As of December 31, 2023, there were 262,500 shares outstanding covered by RSUs that were vested and expected to vest with a weighted average grant date fair value of $19.97 per share and an aggregate grant date fair value of $5,242. As of December 31, 2023, there was approximately $1,682 of unrecognized compensation costs related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 1.1 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and RSUs to employees and non-employees in the consolidated statements of operations during the years ended December 31, 2023 and 2022 as follows:

Stock Based Compensation Expense

	Year Ended
	December 31,
	2023	2022
Research and development	$2,647	$2,540
General and administrative	2,481	2,640
Total	$5,128	$5,180

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

10. Income Taxes

There is no provision for income taxes in the United States because the Company has historically incurred operating losses and maintains a full valuation allowance against its deferred tax assets in these jurisdictions.

Loss before income taxes consisted of the following:

	Year Ended
	December 31,
	2023	2022
U.S.	$(80,895)	$(50,325)
Foreign	(519)	(4,124)
Loss before income taxes	$(81,414)	$(54,449)

A summary of the Company’s current and deferred expense for income tax is as follows:

	Year Ended
	December 31,
	2023	2022
Current expense (benefit):
Federal	$—	$—
State	—	—
Foreign	—	—
Total current expense (benefit):	$—	$—
Deferred expense (benefit):
Federal	$—	$—
State	—	—
Foreign	—	147
Total deferred expense	$—	$147
Total income tax expense	$—	$147

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2023	2022
Income at US Statutory Rate	21.0%	21.0%
State taxes, net of federal benefit	4.1%	6.0%
Flame IPR&D write off	0.0%	0.0%
Permanent differences	0.3%	0.7%
Research and development credits	1.6%	1.0%
Foreign rate differential	0.0%	0.3%
Change in valuation allowance	63.5%	(27.3)%
Section 382 limitations	(90.1)%	0.0%
Other	(0.4)%	(1.7)%
	0.0%	0.0%

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

10. Income Taxes (continued)

The significant components of the Company’s deferred tax assets as of December 31, 2023 and 2022 were as follows:

	Year Ended
	December 31,
	2023	2022
Federal net operating loss carryforwards	$3,672	$44,202
State net operating loss carryforwards	967	12,104
Foreign net operating loss carryforwards	—	98
Research and development (R&D) tax credits	1,649	9,358
Capitalized R&D expenses	2,413	9,312
Start-up costs	11,355	—
Stock based compensation	5,812	4,757
Accrued expenses	831	—
License fees	676	840
Other	10,867	297
Total deferred tax assets	38,242	80,968
Valuation allowance	(38,242)	(80,968)
Net deferred tax assets	$—	$—

As of December 31, 2023, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $17,487, and $18,532, respectively. The Company’s federal NOL’s can be carried forward indefinitely and the state NOL’s begin to expire in 2038.

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company has completed a study to assess whether an ownership change occurred or whether there had been multiple ownership changes since the Company became a “loss corporation” as defined in Section 382. The Company experienced multiple ownership changes occurring in 2019, 2020, and 2023. The ownership changes have and will continue to subject the Company’s pre-ownership change NOL carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership changes. In general, the annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. As a result of the ownership changes, the Company is limited to a $0 annual limitation on its ability to utilize its NOL’s and research and development (“R&D”) credits recognized prior to the Flame merger. Due to this limitation, approximately $210,844 of the federal NOL’s and $7,889 of federal R&D credits that had been available to offset future taxable income prior to the date of the ownership change, will expire unutilized. Additionally, approximately $192,689 and $1,771 of state NOL’s and R&D tax credits that had been available to offset future taxable income prior to the date of the ownership change, will expire unutilized. As a result, during the year ended December 31, 2023, the Company has reduced its deferred tax assets related to the federal and state NOL and R&D credits which is offset by the corresponding decrease in a valuation allowance.

In addition, As of December 31, 2023, the Company has federal and state R&D tax credits of approximately $1,466 and $231, respectively, that begin to expire in 2043 and 2038, respectively, for federal and state tax purposes.

As of December 31, 2023 and 2022, the Company has provided a full valuation allowance against its net deferred tax assets, as realization of any associated tax benefit in the future is not more likely than not. The valuation allowance decreased by $42,726 and increased by $14,886 during the years ended December 31, 2023 and 2022, respectively. The decrease in valuation allowance during the year ended December 31, 2023 is due primarily to Section 382 limitations on NOL’s and R&D tax credits.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

10. Income Taxes (continued)

The Tax Cuts and Jobs Act (“TCJA”) resulted in significant changes to the treatment of R&D expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years, both using a midyear convention. During the year ended December 31, 2023, the Company capitalized $41,838 of R&D expenses.

The Company follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2023, the Company has not recorded any uncertain tax positions.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The earliest tax years that may be subject to examination by jurisdiction are 2020 for both federal and state purposes. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There were no interest and penalties pertaining to uncertain tax positions for the years ended December 31, 2023 or 2022.

11. Net Loss Per Share

Basic and diluted net loss per share for the years ended December 31, 2023 and 2022 was calculated as follows:

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(81,414)	$(54,596)
Net loss attributable to common stockholders for basic and diluted loss per share	$(81,414)	$(54,596)

Denominator:
Weighted average number of common shares outstanding - basic and diluted	20,445,109	11,323,909
Net loss per share attributable to common stockholders - basic and diluted	$(3.98)	$(4.82)

Included within weighted average common shares outstanding for the years ended December 31, 2023 and 2022, are 1,421,768 common shares issuable upon the exercise of the pre-funded warrants and penny warrants, as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

11. Net Loss Per Share (continued)

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2023 and 2022, as the effect would be to reduce the net loss per share. The following table includes the potential common shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022
Restricted stock units to purchase common stock	262,500	358,560
Options to purchase common stock	3,384,366	1,191,715
Warrants to purchase common stock	3,586,371	3,545,567
	7,233,237	5,095,842

12. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of December 31, 2023, noncancelable commitments under these agreements totaled $558.

License and Service Agreements—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through December 31, 2023.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through December 31, 2023.

Collaboration Agreement--On August 10, 2020, the Company entered into a collaboration agreement with Adimab, LLC (the “Adimab Agreement”), pursuant to which Adimab will conduct research programs to develop monoclonal antibodies to certain targets identified by the Company and provide it with an option to acquire exclusive rights to such antibodies. Upon payment of an option fee, on a product-by-product basis, Adimab will grant the Company a world-wide, exclusive license for, or assign ownership to the Company of, certain intellectualproperty rights and grant the Company a non-exclusive license with respect to the Adimab platform technology. As defined in the Adimab Agreement, after exercising an option and making the option payment, the Company would be required to pay Adimab milestones upon the completion of clinical development and regulatory milestones, along with a royalty in the low-single digits of net sales of each product, if and when achieved. However, there can be no assurance that clinical, or commercialization success will occur, and no royalties have been paid or accrued through December 31, 2023.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

12. Commitments and Contingencies (continued)

License Agreement --On August 13, 2021, the Company entered into a strategic partnership and license agreement with NovaRock Biopharmaceuticals, Inc. (the “NovaRock Agreement”), pursuant to which NovaRock granted the Company a world-wide, excluding the People’s Republic of China, Hong Kong, Macau, and Taiwan, exclusive license for certain intellectual property rights relating to FL-301 and FL-302. As defined in the license agreement, the Company would be required to pay NovaRock milestones upon the completion of development, regulatory and sales milestones for up to three different products (FL-301, FL-302 and potentially one additional target), along with a royalty in the mid-single digits of net sales of each product in the territory, if and when achieved. However, there can be no assurance that clinical, or commercialization success will occur, and no royalties have been paid or accrued through December 31, 2023.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 and 2022.

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

Employees participating in the 401(k) Plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of $443 and $333 for the years ended December 31, 2023 and 2022, respectively.

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

14. Related Party Transactions

The Company has a license agreement with a stockholder (See Note 12).

15. Subsequent Events

On January 3, 2024, the Company entered into a Fourth Amendment. Under the Fourth Amendment, the Company extended the term of the 47 Thorndike Street Lease through July 31, 2025. Under the Fourth Amendment, the Company will continue to pay the current monthly base rent amount of $38,335 contemplated by the 47 Thorndike Street Lease through July 31, 2024, with an increase commencing on August 1, 2024 adjusting the monthly base rent amount to approximately $38,974 through July 31, 2025.

In January 2024, the Company released the Holdback Shares to the Flame Shareholders (see Note 3).