Form 10-Q
period 2024-03-31
LEAP THERAPEUTICS, INC.
filed 2024-05-13
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, there were 38,264,464 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements which reflect our current views with respect to, among other things, our operations and financial performance. Such statements are based upon our current plans, estimates and expectations that are subject to various risks and uncertainties that could cause actual results to differ materially from such statements. The inclusion of forward-looking statements should not be regarded as a representation that such plans, estimates and expectations will be achieved. Words such as “anticipate,” “expect,” “project,” “intend,” “believe,” “may,” “will,” “should,” “plan,” “could,” “continue,” “target,” “contemplate,” “estimate,” “forecast,” “guidance,” “predict,” “possible,” “potential,” “pursue,” “likely,” and words and terms of similar substance used in connection with any discussion of future plans, actions or events identify forward-looking statements. All statements, other than historical facts, including statements regarding estimations of projected cash runway; our future product development plans; the potential, safety, efficacy, and regulatory and clinical progress of our product candidates, including the anticipated timing for initiation of clinical trials and release of clinical trial data and the expectations surrounding potential regulatory submissions, approvals and timing thereof; and any assumptions underlying any of the foregoing, are forward-looking statements. Important factors that could cause actual results to differ materially from our plans, estimates or expectations could include, but are not limited to: (i) our ability and plan to develop and commercialize DKN-01, FL-301 and our preclinical programs; (ii) status, timing and results of our preclinical studies and clinical trials; (iii) the potential benefits of DKN-01, FL-301 and our preclinical programs; (iv) the timing of our development programs and seeking regulatory approval of DKN-01, FL-301 and our preclinical programs; (v) our ability to obtain and maintain regulatory approval; (vi) our estimates of expenses and future revenues and profitability; (vii) our estimates regarding our capital requirements and our needs for additional financing; (viii) our estimates of the size of the potential markets for DKN-01, FL-301 and our preclinical programs; (ix) the benefits to be derived from any collaborations, license agreements, or other acquisition efforts, including the ongoing collaborations with BeiGene, NovaRock and Adimab; (x) sources of revenues and anticipated revenues, including contributions from any collaborations or license agreements for the development and commercialization of products; (xi) the rate and degree of market acceptance of DKN-01, FL-301 or our preclinical products; (xii) the success of other competing therapies that may become available; (xiii) the manufacturing capacity for our products; (xiv) our intellectual property position; (xv) our ability to maintain and protect our intellectual property rights; (xvi) our results of operations, financial condition, liquidity, prospects, and growth and strategies; (xvii) the industry in which we operate; (xviii) the trends that may affect the industry or us; (xix) the effect of inflation, currency rate and interest rate fluctuations, as well as fluctuations in the market price of our traded securities and (xx) that the initiation, conduct, and completion of clinical trials, laboratory operations, manufacturing campaigns, and other studies may be delayed, adversely affected, or impacted by global conflict or supply chain related issues.

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

You should refer to Part II, Item 1A, Risk Factors in this Quarterly Report and Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 18, 2024, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard any such statement as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and, except to the extent required by applicable law, we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,921	$70,643
Research and development incentive receivable	738	771
Prepaid expenses and other current assets	526	183
Total current assets	56,185	71,597

Property and equipment, net	—	5
Right of use assets, net	577	257
Research and development incentive receivable, net of current portion	245	—
Deferred costs	39	—
Deposits	917	966
Total assets	$57,963	$72,825

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,951	$6,465
Accrued expenses	4,056	5,957
Lease liability - current portion	430	262
Total current liabilities	10,437	12,684

Non current liabilities:
Lease liability, net of current portion	154	—
Total liabilities	10,591	12,684

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 25,603,471 and 25,565,414 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	26	26
Additional paid-in capital	460,868	459,591
Accumulated other comprehensive income (loss)	(120)	106
Accumulated deficit	(413,402)	(399,582)
Total stockholders’ equity	47,372	60,141
Total liabilities and stockholders’ equity	$57,963	$72,825

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$11,299	$38,942
General and administrative	3,526	3,784
Total operating expenses	14,825	42,726
Loss from operations	(14,825)	(42,726)
Interest income	775	848
Australian research and development incentives	246	272
Foreign currency loss	(16)	(307)
Change in fair value of Series X preferred stock warrant liability	—	50
Net loss	$(13,820)	$(41,863)

Net loss per share
Basic and diluted	$(0.51)	$(3.24)

Weighted average common shares outstanding
Basic and diluted	27,014,100	12,934,427

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(13,820)	$(41,863)
Other comprehensive income (loss):
Foreign currency translation adjustments	(226)	227
Comprehensive loss	$(14,046)	$(41,636)

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2023

(In thousands, except share amounts)

(Unaudited)

	Mezzanine Equity		Stockholders Equity
						Accumulated
	Series X Non Voting				Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2022	—	$—	9,902,137	$10	$376,914	$128	$(318,168)	$58,884
Issuance of Series X Preferred Stock in connection with Flame merger	13,625	67,715	—	—	—	—	—	—
Issuance of common stock in connection with Flame merger	—	—	1,972,901	2	9,786	—	—	9,788
Issuance of common stock warrants in connection with Flame merger	—	—	—	—	13	—	—	13
Redemption of 2019 Warrants	—	—	—	—	(29)	—	—	(29)
Issuance of common stock upon vest of restricted stock units	—	—	66,061	—	(1)	—	—	(1)
Foreign currency translation adjustment	—	—	—	—	—	227	—	227
Stock-based compensation	—	—	—	—	1,310	—	—	1,310
Net loss	—	—	—	—	—	—	(41,863)	(41,863)
Balances at March 31, 2023	13,625	$67,715	11,941,099	$12	$387,993	$355	$(360,031)	$28,329

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2024

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2023	25,565,414	$26	$459,591	$106	$(399,582)	$60,141

Issuance of common stock upon vest of restricted stock units	27,500	—	—	—	—	—
Issuance of common stock upon exercise of stock options	10,557	—	29	—	—	29
Foreign currency translation adjustment	—	—	—	(226)	—	(226)
Stock-based compensation	—	—	1,248	—	—	1,248
Net loss	—	—	—	—	(13,820)	(13,820)
Balances at March 31, 2024	25,603,471	$26	$460,868	$(120)	$(413,402)	$47,372

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,820)	$(41,863)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development costs acquired in connection with the acquisition of Flame	—	29,582
Depreciation expense	5	4
Non-cash operating lease expense	100	100
Stock-based compensation expense	1,248	1,310
Foreign currency loss	16	307
Change in fair value of warrant liability	—	(50)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(343)	(239)
Research and development incentive receivable	(247)	(278)
Accounts payable and accrued expenses	(2,386)	(2,196)
Lease liability	(98)	(100)
Other assets	9	723
Net cash used in operating activities	(15,516)	(12,700)

Cash flows from investing activities:
Cash acquired in connection with the acquisition of Flame	—	50,362
Payment of direct and incremental costs of the asset acquisition	—	(1,045)
Net cash provided by investing activities	—	49,317

Cash flows from financing activities:
Payment of redemption of 2019 warrants	—	(29)
Proceeds from the exercise of stock options	29	—
Net cash provided by (used in) financing activities	29	(29)

Effect of exchange rate changes on cash and cash equivalents	(235)	(50)
Net increase (decrease) in cash and cash equivalents	(15,722)	36,538
Cash and cash equivalents at beginning of period	70,643	65,500
Cash and cash equivalents at end of period	$54,921	$102,038

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of right-of-use asset and lease liability	$420	$—
Issuance of Series X Preferred Stock in connection with acquisition of Flame	$—	$67,715
Issuance of warrants to purchase convertible Series X preferred stock in connection with the acquisition of Flame	$—	$90
Issuance of common stock in connection with the acquisition of Flame	$—	$9,805
Issuance of warrants for the purchase of common stock in connection with the acquisition of Flame	$—	$13
Direct and incremental costs of the asset acquisition recorded in accounts payable	$—	$348
Issuance of common stock upon the vesting of restricted stock units	$—	$1
Net liabilities assumed from acquisition of Flame	$—	$928

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

On August 29, 2016, the Company entered into a merger agreement with Macrocure Ltd. (“Macrocure”), a publicly held, clinical stage biotechnology company based in Petach Tikva, Israel. In connection with the merger, the Company applied to be listed on the Nasdaq Global Market. Nasdaq approved the listing, and trading in the Company’s common stock commenced on January 24, 2017, under the trading symbol “LPTX.” On February 1, 2017, Macrocure’s name was changed to Leap Therapeutics Ltd. In 2020, Leap Therapeutics Ltd. was dissolved.

On December 15, 2021, Leap Securities Corp. was formed and is a wholly owned subsidiary of the Company.

On January 17, 2023, the Company entered into a merger agreement with Flame Biosciences, Inc., a privately held, biotechnology corporation (“Flame”), whereby Flame became a wholly owned subsidiary of the Company under the name Flame Biosciences, LLC.

The Company is a biopharmaceutical company developing novel biomarker-targeted antibody therapies designed to treat patients with cancer by inhibiting fundamental tumor-promoting pathways, targeting cancer-specific cell surface molecules, and harnessing the immune system to attack cancer cells. The Company’s strategy is to identify, acquire, and develop molecules that translate into therapeutics that generate durable clinical benefit and enhanced patient outcomes. The Company’s lead clinical stage program is DKN-01, a monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. The Company is currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, gynecologic cancers, or colorectal cancer. Its second clinical stage program is FL-301, a monoclonal antibody that targets cells that express Claudin18.2 on their cell surface. The Company also has two preclinical antibody programs, FL-302 and FL-501.

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

Basis of Presentation

The December 31, 2023 year-end condensed consolidated balance sheet data in the accompanying interim condensed consolidated financial statements was derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2024.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2023. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of March 31, 2024, statements of operations and statements of comprehensive loss for the three months ended March 31, 2024 and 2023 and statements of cash flows for the three months ended March 31, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2024, the Company had cash and cash equivalents of $54,921. In April 2024, the Company completed a private placement (“April 2024 Private Placement”), resulting in net proceeds of approximately $37,200, net of underwriting discounts and commissions and estimated offering expenses payable by the Company. Additionally, the Company had an accumulated deficit of $413,402 at March 31, 2024, and during the three months ended March 31, 2024, the Company incurred a net loss of $13,820. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash and cash equivalents of $54,921 as of March 31, 2024, together with the net proceeds of approximately $37,200 from the April 2024 Private Placement, will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these financial statements.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% for the year ended December 31, 2023 and for the three months ended March 31, 2024.

The research and development incentive receivable represents an amount due in connection with the above program. The Company recorded a research and development incentive receivable of $983 and $771 as of March 31, 2024 and December 31, 2023, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $246 and $272, respectively, for the three months ended March 31, 2024 and 2023.

The following table shows the change in the research and development incentive receivable from January 1, 2023 to March 31, 2024 (in thousands):

Balance at January 1, 2023	$2,099
Cash received for 2022 eligible expenses	(2,333)
Australian research and development incentive income, net	1,101
Foreign currency translation	(96)
Balance at December 31, 2023	$771
Australian research and development incentive income, net	246
Foreign currency translation	(34)
Balance at March 31, 2024	$983

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are held in United States or Australian financial institutions and money market funds. At times, the Company may maintain cash balances in excess of the federally insured amount of $250 per depositor, per insured bank, for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the year ended December 31, 2023 or for the three months ended March 31, 2024.

Deposits

As of March 31, 2024 and December 31, 2023, there were $917 and $966, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized, which were recorded in the condensed consolidated balance sheets.

Warrants

The Company will recognize on a prospective basis the value of the effect of the down round feature in the warrants to purchase shares of common stock that were issued in a private placement in November 2017 (the “2017 Warrants”) and in the warrants that were issued in a private placement in March 2020 (the “March 2020 Coverage Warrants”) when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic earnings per share (“EPS”) calculation.

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

In June 2023, in connection with obtaining Stockholder Approval to convert shares of Series X Preferred Stock into shares of common stock (“Stockholder Approval”), the January 2023 Series X Preferred Stock Warrants were reclassified from liability to equity.

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

A summary of the assets carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
March 31, 2024
Assets:
Cash equivalents	$30,535	$30,535	$—	$—
Total assets	$30,535	$30,535	$—	$—

December 31, 2023
Assets:
Cash equivalents	$39,065	$39,065	$—	$—
Total assets	$39,065	$39,065	$—	$—

Cash equivalents of $30,535 and $39,065 as of March 31, 2024 and December 31, 2023, respectively, consisted of overnight investments and money market funds which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Recent Adopted Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies” in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2023.

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

Pursuant to the Merger, Leap agreed to issue to the stockholders of Flame (the “Flame Stockholders”) 1,972,901 shares of common stock, and 136,248 shares of Series X Preferred Stock, which was a newly designated series of preferred stock that was intended to have economic rights equivalent to the common stock, but with limited voting rights, and issued to the warrant holders of Flame (the “Flame Warrant Holders”) the right to acquire 6,530 shares of common stock (the “January 2023 Common Stock Warrants”) and 443 shares of Series X Preferred Stock (the “January 2023 Series X Preferred Stock Warrants”). Each share of Series X Preferred Stock converted into 100 shares of common stock during the three months ended June 30, 2023, as a result of the one-for-ten reverse stock split approved by the stockholders and effected by the Board of Directors. Under the terms of the Merger Agreement, Leap held back approximately 15,604 Series X Preferred shares (the “Holdback Shares”), which converted into 1,560,400 shares of common stock out of the aggregate number of shares that the Flame Stockholders otherwise would be entitled to receive pursuant to the Merger so that Leap can have recourse to the Holdback Shares for purposes of satisfying certain claims for indemnification that Leap may have against the Flame Stockholders in connection with the Merger. In January 2024, Leap released the Holdback Shares to the Flame Shareholders.

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

Sale of FL - 101/FL - 103 to AlmataBio, Inc.

On December 6, 2023 the Company sold certain IPR&D assets previously acquired from Flame related to Flame’s FL - 101/FL - 103 program, including permits, clinical trial material, clinical data, and related identified contracts, such as licensing, research, clinical trials, and various other agreements. The Company received total consideration in the form of a non - refundable closing date cash payment of $500.

Pursuant to the terms of the asset purchase agreement, the Company is entitled to receive milestone payments of up to $70,000 upon achievement of certain regulatory approval and sales milestones specified in the asset purchase agreement.

The IPR&D assets sold related to Flame’s FL - 101/FL - 103 program did not meet the definition of a business and had a carrying value of $0 at the time of the sale. In addition, the Company estimated the likelihood of receiving any milestone payments to be remote. As such, management elected the most likely amount method to determine the transaction price of the sale, which included the non - refundable closing date cash payment of $500 and future milestone payments of $0. Therefore, the Company recognized a non - operating gain in other income for the difference between the amount of non - refundable consideration received of $500 and the carrying value of $0 during the year ended December 31, 2023. In the event of a change in circumstances, such that it becomes likely that the Company will receive milestone payments, the Company will recognize income for the change in transaction price in the period in which the transaction price changes.

In addition, during the year ended December 31, 2023, the Company incurred various qualified expenses, such as legal fees, consulting and general and administrative expenses in connection with the sale of Flame’s FL - 101 program. Such expenses exceeded the non - refundable consideration received of $500, and therefore, the Company was not obligated to pay Contingent Merger Consideration to the Flame Stockholders.

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

4. Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2024	2023
Clinical trials	$1,932	$2,522
Professional fees	130	254
Payroll and related expenses	1,994	3,181
Accrued expenses	$4,056	$5,957

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

The Company’s existing lease expires in July 2025 and includes variable lease and non-lease components that are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. Such payments primarily include common area maintenance charges and increases in rent payments that are driven by factors such as future changes in an index (e.g., the Consumer Price Index).

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the lease term. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has an existing net lease in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. During the three months ended March 31, 2024, the Company extended the term of its operating lease and recorded an additional right-of-use asset and lease liability of $420. As of March 31, 2024, a right-of-use asset of $577 and lease liability of $584 are reflected on the condensed consolidated balance sheet. The Company recorded rent expense of $110 and $114, respectively, during the three months ended March 31, 2024 and 2023. Cash paid for amounts included in the measurement of lease liabilities was $114 and $112, respectively, during the three months ended March 31, 2024 and 2023.

Future lease payments under non-cancelable operating leases as of March 31, 2024 are detailed as follows:

Future Operating Lease Payments
2024	348
2025	273
Total Lease Payments	621
Less: imputed interest	(37)
Total operating lease liabilities	$584

6. Warrants

As of March 31, 2024, the number of shares of common stock issuable upon the exercise of outstanding warrants, consisted of the following:

March 31, 2024
	Number of Common Shares
Description	Issuable	Exercise Price	Expiration Date
January 23 2017 Warrants	5,450	$0.10	Upon M&A Event
2017 Warrants	250,227	$10.55	November 2024
2019 Warrants	690,813	$19.50	February 2026
March 2020 Pre-funded Warrants	824,718	$0.01	No Expiry
March 2020 Coverage Warrants	2,594,503	$21.10	Jan - March 2027
September 2021 Pre-funded Warrants	591,603	$0.01	No Expiry
January 2023 Common Stock Warrants	50,830	$6.78	February 2025
	5,008,144

2019 Warrants

During the three months ended March 31, 2023, the Company redeemed 10,000 of the 2019 Warrants at a purchase price of $2.90 per share.

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

7. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through March 31, 2024, no dividends have been declared for shares of common stock.

Acquisition of Flame – January 2023

On January 17, 2023 Leap acquired 100% of the outstanding equity of Flame. Pursuant to the Merger, Leap issued to Flame Stockholders 1,972,901 shares of common stock. The Company also issued Series X Preferred Stock to Flame Stockholders pursuant to the Merger (see Note 3).

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

As of March 31, 2024, there were 551,964 shares available for grant under the Company’s equity incentive plans.

A summary of stock option activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2023	3,384,366	$13.97	8.40	$3,431
Granted	1,632,500	$2.68
Exercised	(10,557)	$2.77
Forfeited	(138,325)	$5.65
Outstanding at March 31, 2024	4,867,984	$10.44	8.70	$666
Options exercisable at March 31, 2024	1,659,948	$24.51	7.13
Options vested and expected to vest at March 31, 2024	4,867,984	$10.44	8.70	$666

The grant date fair value of the options granted during the three months ended March 31, 2024 and 2023 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of the Company. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The weighted average grant date fair value for the stock options granted during the three months ended March 31, 2024 and 2023 was $2.12 and $1.39 per share, respectively.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the three months ended March 31, 2024 and 2023 were as follows, presented on a weighted average basis:

	Three Months Ended March 31,
	2024	2023

Expected volatility	92.84%	89.99%
Weighted average risk-free interest rate	4.00%	3.56%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.44	6.42

Stock options generally vest over a three or four year period, as determined by the compensation committee of the Board of Directors at the time of grant. The options expire 10 years from the grant date. As of March 31, 2024, there was approximately $7,604 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.25 years.

Restricted Stock Units (“RSUs”)

The Company did not grant any RSUs during the three months ended March 31, 2024 and 2023.

The following table presents RSU activity under the 2016 Plan during the three months ended March 31, 2024:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Outstanding at December 31, 2023	262,500	$19.97
Vested	(27,500)	$25.70
Forfeited	(7,500)	$19.40
Outstanding at March 31, 2024	227,500	$19.29

As of March 31, 2024, there were 227,500 shares outstanding covered by RSUs that are expected to vest with a weighted average grant date fair value of $19.29 per share and an aggregate grant date fair value of approximately $4,388. As of March 31, 2024, there was approximately $1,249 of unrecognized compensation costs related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 0.87 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and RSUs to employees and non-employees in the condensed consolidated statements of operations during the three months ended March 31, 2024 and 2023 as follows:

Stock Based Compensation Expense

	Three Months Ended March 31,
	2024	2023

Research and development	$627	$704
General and administrative	621	606
Total	$1,248	$1,310

9. Net Loss Per Share

Basic and diluted net loss per share for the three months ended March 31, 2024 and 2023 was calculated as follows (in thousands except share and per share amounts).

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(13,820)	$(41,863)
Net loss attributable to common stockholders for basic and diluted loss per share	$(13,820)	$(41,863)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	27,014,100	12,934,427
Net loss per share attributable to common stockholders – basic and diluted	$(0.51)	$(3.24)

Included within weighted average common shares outstanding for the three months ended March 31, 2024 and 2023 are 1,421,771 common shares issuable upon the exercise of certain warrants, which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

All warrants exercisable for common stock participate on a one-for-one basis and shares and warrants exercisable for Series X Preferred Stock issued participate on an as converted basis with common stock in the distribution of dividends, if and when declared by the board of directors, on the Company’s common stock. For purposes of computing EPS, these securities are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants and Series X Preferred Stock for the three months ended March 31, 2024 and 2023, as results of operations were a loss for the period.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2024 and 2023, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Restricted stock units to purchase common stock	227,500	292,500
Options to purchase common stock	4,867,984	910,151
Warrants to purchase common stock	3,586,373	3,542,098
	8,681,857	4,744,749

10. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of March 31, 2024, there were $560 noncancelable commitments under these agreements.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through March 31, 2024.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through March 31, 2024.

Collaboration Agreement--On August 10, 2020, the Company entered into a collaboration agreement with Adimab, LLC (the “Adimab Agreement”), pursuant to which Adimab will conduct research programs to develop monoclonal antibodies to certain targets identified by the Company and provide it with an option to acquire exclusive rights to such antibodies. Upon payment of an option fee, on a product-by-product basis, Adimab will grant the Company a world-wide, exclusive license for, or assign ownership to the Company of, certain intellectual property rights and grant the Company a non-exclusive license with respect to the Adimab platform technology. As defined in the Adimab Agreement, after exercising an option and making the option payment, the Company would be required to pay Adimab milestones upon the completion of clinical development and regulatory milestones, along with a royalty in the low-single digits of net sales of each product, if and when achieved. However, there can be no assurance that clinical, or commercialization success will occur, and no royalties have been paid or accrued through March 31, 2024.

License Agreement --On August 13, 2021, the Company entered into a strategic partnership and license agreement with NovaRock Biopharmaceuticals, Inc. (the “NovaRock Agreement”), pursuant to which NovaRock granted the Company a world-wide, excluding the People’s Republic of China, Hong Kong, Macau, and Taiwan, exclusive license for certain intellectual property rights relating to FL-301 and FL-302. As defined in the license agreement, the Company would be required to pay NovaRock milestones upon the completion of development, regulatory and sales milestones for up to three different products (FL-301, FL-302 and potentially one additional target), along with a royalty in the mid-single digits of net sales of each product in the territory, if and when achieved. However, there can be no assurance that clinical, or commercialization success will occur, and no royalties have been paid or accrued through March 31, 2024.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2024 or December 31, 2023.

11. Subsequent Events

Private Placement - April 2024

On April 15, 2024, the Company completed a private placement whereby the Company issued 12,660,993 shares of its common stock at a purchase price of $2.82 per share, and 1,523,404 pre - funded warrants at a purchase price of $2.819 per share (which is equal to the price per share less the $0.001 exercise price per warrant share). The aggregate net proceeds received by the Company from the offering was approximately $37,200, net of underwriting discounts and commissions and estimated offering expenses payable by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q, including the disclosures under Part II, Item IA “Risk Factors,” and our audited condensed consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission, or the SEC, on March 18, 2024. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and, unless otherwise indicated, amounts are presented in U.S. dollars.

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

Recent Developments

Since December 31, 2023, we have continued to make progress with the development of DKN-01 and our business strategy.

Business Update

●	Completed a $40 million private placement. In April 2024, we entered into a securities purchase agreement with a select group of institutional investors to issue and sell an aggregate of 12,660,993 shares of our common stock at a price of $2.82 per share and pre-funded warrants to purchase 1,523,404 shares of common stock at a price of $2.819 per share of common stock issuable upon exercise of the pre-funded warrants, in a private placement. Net proceeds from the private placement were approximately $37.2 million with participation from new and existing investors, including Gilead Sciences, Inc., a life sciences-focused investor, Samsara BioCapital, 683 Capital Partners, LP, Laurion Capital Management, and Rock Springs Capital. The net proceeds from this financing, combined with existing cash, cash equivalents and marketable securities, are expected to fund our operating and capital expenditures into the second quarter of 2026 and enable expansion of the DKN-01 DeFianCe clinical trial and development program.

DKN-01 Development Update

●	Presented initial clinical data from Part A of the DeFianCe Study of DKN-01 plus bevacizumab and chemotherapy in colorectal cancer (CRC) patients. We presented initial data from Part A of the DeFianCe study, a Phase 2 study evaluating DKN-01 in combination with standard of care (“SOC”) bevacizumab and chemotherapy in second-line (“2L”) patients with advanced microsatellite stable (“MSS”) CRC patients at the 2024 American Society of Clinical Oncology (“ASCO”) Gastrointestinal Cancers Symposium, held in San Francisco on January 18-20, 2024 and during our conference call on January 23, 2024.

●	Key Findings (as of the December 6, 2023 data cutoff):
o	Across all patients enrolled (n=33):
◾	Overall response rate (“ORR”) among response-evaluable patients (n=27) was 30% and disease control rate (“DCR”) was 93%, including 8 partial responses (“PR”) and 17 patients with a best response of stable disease (“SD”)
◾	Median progression-free survival (“PFS”) was 6.3 months
◾	9 patients remained on therapy and were beyond 8.5 months
o	Enhanced activity in patients with left-sided tumors (n=25), a group that has more frequent activation of the Wnt pathway modulated by DKK1
◾	33% ORR and 100% DCR in response-evaluable population (7 PRs, 14 SDs)
◾	Preliminary median PFS of 8.6 months (9 patients continuing therapy within subgroup)
o	Compelling ORR, DCR and PFS in patients with rectal/rectosigmoid carcinomas (n=15), a population with increasing incidence among young people and shown to have the highest DKK1 levels:
◾	46% ORR and 100% DCR in response-evaluable population (6 PRs, 7 SDs)
◾	Preliminary median PFS of 9.4 months (6 patients continuing therapy within subgroup)
◾	Higher baseline plasma DKK1 levels correlated with improved responses
o	DKN-01 plus bevacizumab and chemotherapy was well-tolerated, with a majority of DKN-01 related events being low grade (Grade 1/2)
●	Part B of the DeFianCe Study of DKN-01 plus bevacizumab and chemotherapy in CRC patients is ongoing, with enrollment expanded to 180 patients and expected to be completed in late Q3 or early Q4 2024. We expanded the randomized controlled Part B of the DeFianCe study from 130 to 180 patients and included PFS in the subpopulation of patients with left-sided CRC as an additional primary endpoint. We expect to complete enrollment in late Q3 or early Q4 2024 with data expected in mid-2025. As of May 8, 2024, 114 patients have enrolled in Part B.
●	Completion of enrollment in the randomized controlled Part C of the DisTinGuish study evaluating DKN-01 in combination with tislelizumab, BeiGene’s anti-PD-1 antibody, and chemotherapy in patients with advanced gastroesophageal junction and gastric cancer. Part C of the DisTinGuish study is a Phase 2, randomized, open-label, multicenter study of DKN-01 in combination with tislelizumab and chemotherapy in first-line patients with advanced gastroesophageal adenocarcinoma. Part C enrolled 170 first-line, HER2-negative patients randomized 1:1 to evaluate DKN-01 in combination with tislelizumab and SOC chemotherapy, compared to tislelizumab and SOC chemotherapy alone. The primary objective is PFS in DKK1-high and in all patients. Secondary objectives of Part C include OS and ORR as measured by RECIST v1.1 in DKK1-high and in all patients. We expect to report initial data from Part C of the DisTinGuish study in the second half of 2024 or early 2025 when the PFS data is mature.

Financial Overview

Research and Development Expenses

Our research and development activities have included conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates, primarily DKN-01. We recognize research and development expenses as they are incurred. Our research and development expenses during the three months ended March 31, 2024 consisted primarily of:

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Direct research and development by program:
DKN‑01 program	$11,183	$9,342
TRX518 program	6	18
FL-301 program	11	—
FL-302 program	41	—
FL-501 program	58	—
In-process research and development acquired from Flame	—	29,582

Total research and development expenses	$11,299	$38,942

Australian research and development incentives	$246	$272

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 18, 2024, and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

●	accrued research and development expenses;
●	research and development incentive receivable; and
●	stock-based compensation.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change

	(in thousands)
Operating expenses:
Research and development	$11,299	$38,942	$(27,643)
General and administrative	3,526	3,784	(258)
Total operating expenses	14,825	42,726	(27,901)
Loss from operations	(14,825)	(42,726)	27,901
Interest income	775	848	(73)
Australian research and development incentives	246	272	(26)
Foreign currency losses	(16)	(307)	291
Change in fair value of Series X preferred stock warrant liability	—	50	(50)
Net loss	$(13,820)	$(41,863)	$28,043

Research and Development Expenses

	Three Months Ended March 31,
			Increase
	2024	2023	(Decrease)

	(in thousands)
Direct research and development by program:
DKN‑01 program	$11,183	$9,342	$1,841
TRX518 program	6	18	(12)
FL-301 program	11	—	11
FL-302 program	41	—	41
FL-501 program	58	—	58
In-process research and development acquired from Flame	—	29,582	(29,582)

Total research and development expenses	$11,299	$38,942	$(27,643)

Research and development expenses were $11.3 million for the three months ended March 31, 2024, compared to $38.9 million for the three months ended March 31, 2023. The decrease of $27.6 million in R&D expenses during the three months ended March 31, 2024 as compared to the same period in 2023, was primarily due to $29.6 million of in-process research and development (“IPR&D”) acquired in the Flame merger which we expensed during the three months ended March 31, 2023. In addition, there was a decrease of $0.4 million in manufacturing costs related to clinical trial material and manufacturing campaigns and a decrease of $0.1 million in consulting fees associated with research and development activities. These decreases were partially offset by an increase of $2.0 million in clinical trial costs and an increase of $0.5 million in payroll and other related expenses due to an increase in headcount of our R&D full-time employees.

General and Administrative Expenses

General and administrative expenses were $3.5 million for the three months ended March 31, 2024, compared to $3.8 million for the three months ended March 31, 2023. The decrease of $0.3 million in general and administrative expenses during the three months ended March 31, 2024 as compared to the same period in 2023, was due to a decrease of $0.3 million in professional fees associated with our business development activities.

Interest Income

During the three months ended March 31, 2024, we recorded interest income of $0.8 million. During the three months ended March 31, 2023, we recorded interest income of $0.8 million.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.2 million and $0.3 million during the three months ended March 31, 2024 and 2023, respectively, based upon the applicable percentage of eligible research and development activities under the R&D Incentive Program, which expenses included the cost of manufacturing clinical trial material.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Loss

During the three months ended March 31, 2023, we recorded foreign currency transaction losses of $0.3 million. During the three months ended March 31, 2024, we recorded an immaterial amount of foreign currency transaction losses. Foreign currency transaction losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2024, we had cash and cash equivalents of $54.9 million. In April of 2024, we completed a private placement (“April 2024 Private Placement”), resulting in net proceeds of approximately $37.2 million, net of underwriting discounts and commissions and estimated offering expenses payable by us. Additionally, we had an accumulated deficit of $413.4 million at March 31, 2024, and during the three months ended March 31, 2024, we incurred a net loss of $13.8 million. We expect to continue to generate operating losses in the foreseeable future. We believe that our cash and cash equivalents of $54.9 million as of March 31, 2024, together with the net proceeds of approximately $37.2 million from the April 2024 Private Placement, will be sufficient to fund our operating expenses for at least the next 12 months from the issuance of this report on Form 10-Q.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Cash used in operating activities	$(15,516)	$(12,700)
Cash provided by investing activities	—	49,317
Cash provided by (used in) financing activities	29	(29)
Effect of exchange rate changes on cash and cash equivalents	(235)	(50)
Net increase (decrease) in cash and cash equivalents	$(15,722)	$36,538

Operating activities. Net cash used in operating activities for the three months ended March 31, 2024 was primarily related to our net loss from the operation of our business of $13.8 million and net changes in working capital, including a decrease in accounts payable and accrued expenses of $2.4 million, an increase of $0.3 million in prepaid expenses and other assets, an increase in research and development incentive receivable of $0.2 million and a decrease in lease liabilities of $0.1 million. These changes were partially offset by noncash stock-based compensation expense of $1.2 million and a decrease in non-cash operating lease expense of $0.1 million.

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

Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2023 was related to $50.4 million of cash acquired in connection with the acquisition of Flame and payment of direct and incremental costs of $1.0 million associated with the acquisition of Flame. There were no investing activities during the three months ended March 31, 2024.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2024 consisted of an immaterial amount of proceeds upon the exercise of stock options. Net cash used in financing activities for the three months ended March 31, 2023 consisted of an immaterial amount we paid for the redemption of 10,000 of the 2019 warrants.

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

As of March 31, 2024, our management, with the participation of our Chief Executive Officer, who is also serving as Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded, based upon the evaluation described above, that, as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in our ordinary shares involves a high degree of risk. You should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 18, 2024, which could materially affect our business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plan

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See the Exhibit Index immediately prior to the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

10.1*	Fourth Amendment to Lease by and between Bulfinch Square Limited Partnership and Leap Therapeutics, Inc. dated as of January 3, 2024

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

101*

The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

**Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP THERAPEUTICS, INC.

Date: May 13, 2024	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Duly
Authorized Signatory)