Form 10-Q
period 2024-06-30
LEAP THERAPEUTICS, INC.
filed 2024-08-12
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, there were 38,264,464 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. You should carefully and completely read this Quarterly Report and any documents that we have filed as exhibits to this Quarterly Report.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,479	$70,643
Research and development incentive receivable	754	771
Prepaid expenses and other current assets	354	183
Total current assets	79,587	71,597

Property and equipment, net	—	5
Right of use assets, net	475	257
Research and development incentive receivable, net of current portion	505	—
Deposits	859	966
Total assets	$81,426	$72,825

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,809	$6,465
Accrued expenses	7,347	5,957
Lease liability - current portion	443	262
Total current liabilities	15,599	12,684

Non current liabilities:
Lease liability, net of current portion	39	—
Total liabilities	15,638	12,684

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 38,264,464 and 25,565,414 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	38	26
Additional paid-in capital	499,511	459,591
Accumulated other comprehensive income	3	106
Accumulated deficit	(433,764)	(399,582)
Total stockholders’ equity	65,788	60,141
Total liabilities and stockholders’ equity	$81,426	$72,825

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$17,885	$11,104	$29,184	$50,046
General and administrative	3,367	3,558	6,893	7,342
Total operating expenses	21,252	14,662	36,077	57,388
Loss from operations	(21,252)	(14,662)	(36,077)	(57,388)
Interest income	865	1,157	1,640	2,005
Australian research and development incentives	253	298	499	570
Foreign currency gain (loss)	6	(145)	(10)	(452)
Change in fair value of Series X preferred stock warrant liability	—	(38)	—	12
Net loss	(20,128)	(13,390)	(33,948)	(55,253)
Dividend attributable to down round feature of warrants	(234)	—	(234)	—
Net loss attributable to common stockholders	$(20,362)	$(13,390)	$(34,182)	$(55,253)

Net loss per share
Basic and diluted	$(0.52)	$(0.91)	$(1.01)	$(4.01)

Weighted average common shares outstanding
Basic and diluted	39,122,662	14,710,375	33,830,083	13,794,605

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(20,128)	$(13,390)	$(33,948)	$(55,253)
Other comprehensive income (loss):
Foreign currency translation adjustments	123	59	(103)	286
Comprehensive loss	$(20,005)	$(13,331)	$(34,051)	$(54,967)

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2023

(In thousands, except share amounts)

(Unaudited)

	Mezzanine Equity		Stockholders Equity
						Accumulated
	Series X Non Voting				Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at March 31, 2023	13,625	$67,715	11,941,099	$12	$387,993	$355	$(360,031)	$28,329
Conversion of Series X preferred stock to common stock	(13,625)	(67,715)	13,624,800	14	67,701	—	—	67,715
Reclassification of Series X preferred stock warrants to equity	—	—	—	—	78	—	—	78
Fractional shares paid in cash	—	—	(485)	—	1	—	—	1
Foreign currency translation adjustment	—	—	—	—	—	59	—	59
Stock-based compensation	—	—	—	—	1,265	—	—	1,265
Net loss	—	—	—	—	—	—	(13,390)	(13,390)
Balances at June 30, 2023	—	$—	25,565,414	$26	$457,038	$414	$(373,421)	$84,057

	Mezzanine Equity		Stockholders Equity
						Accumulated
	Series X Non Voting				Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2022	—	$—	9,902,137	$10	$376,896	$128	$(318,168)	$58,866

Issuance of Series X Preferred Stock in connection with Flame merger	13,625	67,715	—	—	—	—	—	—
Issuance of common stock in connection with Flame merger	—	—	1,972,901	2	9,803	—	—	9,805
Issuance of common stock warrants in connection with Flame merger	—	—	—	—	13	—	—	13
Redemption of 2019 Warrants	—	—	—	—	(29)	—	—	(29)
Issuance of common stock upon vest of restricted stock units	—	—	66,061	—	—	—	—	—
Conversion of Series X preferred stock to common stock	(13,625)	(67,715)	13,624,800	14	67,701	—	—	67,715
Reclassification of Series X preferred stock warrants to equity	—	—	—	—	78	—	—	78
Fractional shares paid in cash	—	—	(485)	—	1	—	—	1
Foreign currency translation adjustment	—	—	—	—	—	286	—	286
Stock-based compensation	—	—	—	—	2,575	—	—	2,575
Net loss	—	—	—	—	—	—	(55,253)	(55,253)
Balances at June 30, 2023	—	$—	25,565,414	$26	$457,038	$414	$(373,421)	$84,057

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2024

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balances at March 31, 2024	25,603,471	$26	$460,868	$(120)	$(413,402)	$47,372
April 2024 Private Placement (net of issuance costs of $2,948)	12,660,993	12	37,039	—	—	37,051
Dividend attributable to the down round feature of 2017 Warrants	—	—	234	—	(234)	—
Foreign currency translation adjustment	—	—	—	123	—	123
Stock-based compensation	—	—	1,370	—	—	1,370
Net loss	—	—	—	—	(20,128)	(20,128)
Balances at June 30, 2024	38,264,464	$38	$499,511	$3	$(433,764)	$65,788

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity

Balances at December 31, 2023	25,565,414	$26	$459,591	$106	$(399,582)	$60,141

Issuance of common stock upon vest of restricted stock units	27,500	—	—	—	—	—
Issuance of common stock upon exercise of stock options	10,557	—	29	—	—	29
April 2024 Private Placement (net of issuance costs of $2,948)	12,660,993	12	37,039	—	—	37,051
Dividend attributable to the down round feature of 2017 Warrants	—	—	234	—	(234)	—
Foreign currency translation adjustment	—	—	—	(103)	—	(103)
Stock-based compensation	—	—	2,618	—	—	2,618
Net loss	—	—	—	—	(33,948)	(33,948)
Balances at June 30, 2024	38,264,464	$38	$499,511	$3	$(433,764)	$65,788

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(33,948)	$(55,253)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development costs acquired in connection with the acquisition of Flame	—	29,582
Depreciation expense	5	8
Stock-based compensation expense	2,618	2,575
Foreign currency transaction loss	10	452
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(169)	(70)
Research and development incentive receivable	(498)	(575)
Accounts payable and accrued expenses	2,687	(382)
Right-of-use asset	202	202
Lease liability	(201)	(203)
Other assets	107	779
Net cash used in operating activities	(29,187)	(22,885)

Cash flows from investing activities:
Cash acquired in connection with the acquistion of Flame	—	50,362
Payment of direct and incremental costs of the asset acquisition	—	(1,393)
Net cash provided by investing activities	—	48,969

Cash flows from financing activities:
Proceeds from April 2024 Private Placement	39,999	—
Payment of offering costs	(2,882)	—
Payment of redemption of 2019 warrants	—	(29)
Proceeds from the exercise of stock options	29	—
Net cash provided by (used in) financing activities	37,146	(29)

Effect of exchange rate changes on cash and cash equivalents	(123)	(140)
Net increase in cash and cash equivalents	7,836	25,915
Cash and cash equivalents at beginning of period	70,643	65,500
Cash and cash equivalents at end of period	$78,479	$91,415

Supplemental disclosure of non-cash financing activities:
Remeasurement of right-of-use asset and lease liability	$420	$—
Dividend attributable to the down round feature of 2017 Warrants	$234	$—
Offering costs included in accounts payable	$66	$—
Issuance and conversion of Series X Preferred Stock issued in connection with the acquisition of Flame to common stock	$—	$67,715
Reclassification of Series X Preferred Stock Warrants from liability to equity	$—	$78
Issuance of common stock in connection with the acquisition of Flame	$—	$9,805
Issuance of warrants for the purchase of common stock in connection with the acquisition of Flame	$—	$13
Net liabilities assumed from acquistion of Flame	$—	$928

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

On January 17, 2023, the Company entered into a merger agreement with Flame Biosciences, Inc., a privately held, biotechnology corporation (“Flame”), whereby Flame became a wholly owned subsidiary of the Company under the name Flame Biosciences LLC.

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

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2023. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of June 30, 2024, statements of operations and statements of comprehensive loss for the three and six months ended June 30, 2024 and 2023 and statements of cash flows for the six months ended June 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2024, the Company had cash and cash equivalents of $78,479. Additionally, the Company had an accumulated deficit of $433,764 at June 30, 2024, and during the six months ended June 30, 2024, the Company incurred a net loss attributable to common stockholders of $34,182. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash and cash equivalents of $78,479 as of June 30, 2024 will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these financial statements.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% for the year ended December 31, 2023 and for the six months ended June 30, 2024.

The research and development incentive receivable represents an amount due in connection with the above program. The Company recorded a research and development incentive receivable of $1,259 and $771 as of June 30, 2024 and December 31, 2023, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $253 and $298, respectively, for the three months ended June 30, 2024 and 2023 and $499 and $570 for the six months ended June 30, 2024 and 2023, respectively, in the condensed consolidated statements of operations related to refundable research and development incentive program payments in Australia.

The following table shows the change in the research and development incentive receivable from January 1, 2023 to June 30, 2024 (in thousands):

Balance at January 1, 2023	$2,099
Cash received for 2022 eligible expenses	(2,333)
Australian research and development incentive income, net	1,101
Foreign currency translation	(96)
Balance at December 31, 2023	$771
Australian research and development incentive income, net	499
Foreign currency translation	(11)
Balance at June 30, 2024	$1,259

Foreign Currency Translation

The financial statements of the Company’s Australian subsidiary are measured using the local currency as the functional currency. The assets and liabilities of this subsidiary are translated into U.S. dollars at an exchange rate as of the consolidated balance sheet date. Equity is translated at historical exchange rates. Revenues and expenses are translated into U.S. dollars at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity. Realized and unrealized foreign currency transaction gains and losses are included in the results of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are held in United States or Australian financial institutions and money market funds. At times, the Company may maintain cash balances in excess of the federally insured amount of $250 per depositor, per insured bank, for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the year ended December 31, 2023 or for the six months ended June 30, 2024.

Deposits

As of June 30, 2024 and December 31, 2023, there were $859 and $966, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized, which were recorded in the condensed consolidated balance sheets.

Warrants

The Company will recognize on a prospective basis the value of the effect of the down round feature in the warrants to purchase shares of common stock that were issued in a private placement in November 2017 (the “2017 Warrants”) and in the warrants that were issued in a private placement in March 2020 (the “March 2020 Coverage Warrants”) when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic earnings per share (“EPS”) calculation. In connection with the private placement of common stock and prefunded warrants completed in April 2024 (the “April 2024 Private Placement”), when the 2017 Warrants were repriced from $10.55 to $2.82 as a result of a down round, the Company recorded a dividend of $234 during the three and six months ended June 30, 2024.

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

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

A summary of the assets carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2024
Assets:
Cash equivalents	$41,034	$41,034	$—	$—
Total assets	$41,034	$41,034	$—	$—

December 31, 2023
Assets:
Cash equivalents	$39,065	$39,065	$—	$—
Total assets	$39,065	$39,065	$—	$—

Cash equivalents of $41,034 and $39,065 as of June 30, 2024 and December 31, 2023, respectively, consisted of overnight investments and money market funds which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

In accordance with the guidance in Topic 842, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components.

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

4. Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2024	2023
Clinical trials	$4,818	$2,522
Professional fees	157	254
Payroll and related expenses	2,372	3,181
Accrued expenses	$7,347	$5,957

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

The Company’s existing lease expires in July 2025 and includes variable lease and non-lease components that are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. Such payments primarily include common area maintenance charges.

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the lease term. The Company has an existing net lease in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. During the six months ended June 30, 2024, the Company extended the term of its operating lease to July 31, 2025 and recorded an additional right-of-use asset and lease liability of $420. As of June 30, 2024, a right-of-use asset of $475 and lease liability of $482 are reflected on the condensed consolidated balance sheet. The Company recorded rent expense of $115 and $114, respectively, during the three months ended June 30, 2024 and 2023, and $225 and $228, respectively, during the six months ended June 30, 2024 and 2023. Cash paid for amounts included in the measurement of lease liabilities was $115 and $113, respectively, during the three months ended June 30, 2024 and 2023, and $229 and $226, respectively, during the six months ended June 30, 2024 and 2023.

Future lease payments under non-cancelable operating leases as of June 30, 2024 are detailed as follows:

Future Operating Lease Payments
2024	233
2025	273
Total Lease Payments	506
Less: imputed interest	(24)
Total operating lease liabilities	$482

6. Warrants

As of June 30, 2024, the number of shares of common stock issuable upon the exercise of outstanding warrants, consisted of the following:

June 30, 2024
	Number of Common Shares
Description	Issuable	Exercise Price	Expiration Date
January 23 2017 Warrants	5,450	$0.10	Upon M&A Event
2017 Warrants	250,227	$2.82	November 2024
2019 Warrants	690,813	$19.50	February 2026
March 2020 Pre-funded Warrants	824,718	$0.01	No Expiry
March 2020 Coverage Warrants	2,594,503	$21.10	Jan - March 2027
September 2021 Pre-funded Warrants	591,603	$0.01	No Expiry
January 2023 Common Stock Warrants	50,830	$6.78	February 2025
April 2024 Pre-funded Warrants	1,523,404	$0.001	No Expiry
	6,531,548

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

The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic EPS calculation. In connection with the April 2024 Private Placement, when the 2017 Warrants were repriced from $10.55 to $2.82, the Company recorded a dividend of $234 during the three and six months ended June 30, 2024.

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

7. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through June 30, 2024, no dividends have been declared for shares of common stock.

Acquisition of Flame – January 2023

On January 17, 2023 Leap acquired 100% of the outstanding equity of Flame. Pursuant to the Merger, Leap issued to Flame Stockholders 1,972,901 shares of common stock. The Company also issued Series X Preferred Stock to Flame Stockholders pursuant to the Merger (see Note 3).

Private Placement - April 2024

On April 15, 2024, the Company completed a private placement whereby the Company issued 12,660,993 shares of its common stock at a purchase price of $2.82 per share, and 1,523,404 prefunded warrants at a purchase price of $2.819 per share (which is equal to the price per share less the $0.001 exercise price per warrant share). The aggregate net proceeds received by the Company from the offering was $37,051, net of $2,948 of underwriting discounts and commissions and offering expenses payable by the Company.

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

As of June 30, 2024, there were 597,727 shares available for grant under the Company’s equity incentive plans.

A summary of stock option activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2023	3,384,366	$13.97	8.40	$3,431
Granted	1,637,500	$2.68
Exercised	(10,557)	$2.77
Forfeited	(189,088)	$6.13
Outstanding at June 30, 2024	4,822,221	$10.47	8.50	$23
Options exercisable at June 30, 2024	2,017,082	$20.69	7.42
Options vested and expected to vest at June 30, 2024	4,822,221	$10.47	8.50	$23

The grant date fair value of the options granted during the six months ended June 30, 2024 and 2023 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of the Company. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The weighted average grant date fair value for the stock options granted during the six months ended June 30, 2024 and 2023 was $2.12 and $2.66 per share, respectively.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the six months ended June 30, 2024 and 2023 were as follows, presented on a weighted average basis:

	Six Months Ended June 30,
	2024	2023

Expected volatility	92.84%	86.02%
Weighted average risk-free interest rate	4.00%	3.57%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.44	6.44

Stock options generally vest over a three or four year period, as determined by the compensation committee of the Board of Directors at the time of grant. The options expire 10 years from the grant date. As of June 30, 2024, there was approximately $6,542 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.06 years.

Restricted Stock Units (“RSUs”)

The Company did not grant any RSUs during the six months ended June 30, 2024 and 2023.

The following table presents RSU activity under the 2016 Plan during the six months ended June 30, 2024:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Outstanding at December 31, 2023	262,500	$19.97
Vested	(27,500)	$25.70
Forfeited	(7,500)	$19.40
Outstanding at June 30, 2024	227,500	$19.29

As of June 30, 2024, there were 227,500 shares outstanding covered by RSUs that are expected to vest with a weighted average grant date fair value of $19.29 per share and an aggregate grant date fair value of approximately $4,388. As of June 30, 2024, there was approximately $884 of unrecognized compensation costs related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 0.62 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and RSUs to employees and non-employees in the condensed consolidated statements of operations during the three and six months ended June 30, 2024 and 2023 as follows:

Stock Based Compensation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Research and development	$729	$645	$1,356	$1,349
General and administrative	641	620	1,262	1,226
Total	$1,370	$1,265	$2,618	$2,575

9. Net Loss Per Share

Basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023 was calculated as follows (in thousands except share and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(20,128)	$(13,390)	$(33,948)	$(55,253)
Dividend attributable to down round feature of warrants	(234)	—	(234)	—
Net loss attributable to common stockholders for basic and diluted loss per share	$(20,362)	$(13,390)	$(34,182)	$(55,253)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	39,122,662	14,710,375	33,830,083	13,794,605
Net loss per share attributable to common stockholders – basic and diluted	$(0.52)	$(0.91)	$(1.01)	$(4.01)

Included within weighted average common shares outstanding for the three and six months ended June 30, 2024 and 2023 are 2,945,175 common shares issuable upon the exercise of certain warrants, which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

All warrants exercisable for common stock participate on a one-for-one basis and shares and warrants exercisable for Series X Preferred Stock issued participate on an as converted basis with common stock in the distribution of dividends, if and when declared by the board of directors, on the Company’s common stock. For purposes of computing EPS, these securities are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants and Series X Preferred Stock for the six months ended June 30, 2024 and 2023, as results of operations were a loss for the period.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2024 and 2023, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units to purchase common stock	227,500	285,000	227,500	285,000
Options to purchase common stock	4,822,221	2,012,684	4,822,221	2,012,684
Warrants to purchase common stock	3,586,373	3,586,371	3,586,373	3,586,371
	8,636,094	5,884,055	8,636,094	5,884,055

10. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of June 30, 2024, there were $1,501 noncancelable commitments under these agreements.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through June 30, 2024.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through June 30, 2024.

Collaboration Agreement—On April 2, 2024, the Company amended and restated its existing collaboration agreement with Adimab, LLC (the “Adimab Agreement”), pursuant to which Adimab will conduct research programs to develop monoclonal antibodies to certain targets identified by the Company and provide it with an option to acquire exclusive rights to such antibodies. Upon payment of an option fee, on a product-by-product basis, Adimab will grant the Company a world-wide, exclusive license for, or assign ownership to the Company of, certain intellectual property rights and grant the Company a non-exclusive license with respect to the Adimab platform technology. As defined in the Adimab Agreement, after exercising an option and making the option payment, the Company would be required to pay Adimab milestones upon the completion of clinical development and regulatory milestones, along with a royalty in the low-single digits of net sales of each product, if and when achieved. However, there can be no assurance that clinical, or commercialization success will occur, and no royalties have been paid or accrued through June 30, 2024.

License Agreement—On August 13, 2021, the Company entered into a strategic partnership and license agreement with NovaRock Biopharmaceuticals, Inc. (the “NovaRock Agreement”), pursuant to which NovaRock granted the Company a world-wide, excluding the People’s Republic of China, Hong Kong, Macau, and Taiwan, exclusive license for certain intellectual property rights relating to FL-301 and FL-302. As defined in the license agreement, the Company would be required to pay NovaRock milestones upon the completion of development, regulatory and sales milestones for up to three different products (FL-301, FL-302 and potentially one additional target), along with a royalty in the mid-single digits of net sales of each product in the territory, if and when achieved. However, there can be no assurance that clinical, or commercialization success will occur, and no royalties have been paid or accrued through June 30, 2024.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2024 or December 31, 2023.

11. Income Taxes

Due to current and prior year losses, the Company does not expect to have any income tax provision for 2024. In addition, the Company continues to record a valuation allowance on its net deferred tax assets.

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

Recent Developments

Since March 31, 2024, we have continued to make progress with the development of DKN-01 and our business strategy.

Business Update

●	Completed a $40 million private placement. In April 2024, we entered into a securities purchase agreement with a select group of institutional investors to issue and sell an aggregate of 12,660,993 shares of our common stock at a price of $2.82 per share and pre-funded warrants to purchase 1,523,404 shares of common stock at a price of $2.819 per share of common stock issuable upon exercise of the pre-funded warrants, in a private placement. Net proceeds from the private placement were $37.1 million with participation from new and existing investors, including Gilead Sciences, Inc., a life sciences-focused investor, Samsara BioCapital, LP, 683 Capital Partners, LP, Laurion Capital Management LP, and Rock Springs Capital Management LP. The net proceeds from this financing, combined with existing cash, cash equivalents and marketable securities, are expected to fund our operating and capital expenditures into the second quarter of 2026 and enable expansion of the DKN-01 DeFianCe clinical trial and development program.

DKN-01 Development Update

●	ORR increases in updated data from Part A of the DeFianCe Study. The DeFianCe study is a Phase 2 study evaluating DKN-01 in combination with bevacizumab and chemotherapy in second-line patients with advanced microsatellite stable CRC. Preliminary results from Part A of the study were previously reported at the 2024 American Society of Clinical Oncology (“ASCO”) Gastrointestinal Cancers Symposium in January 2024. In April 2024, a ninth Part A patient was identified as having a partial response (“PR”). This patient, who has left-sided Consensus Molecular Subtype 4 CRC with APC and TP53 mutations and KRAS wildtype genetics, had been previously treated with cetuximab and chemotherapy. The patient enrolled in Part A in March 2023 and had a best response of stable disease (“SD”) for over a year before the tumor reduction deepened into a PR. The patient remains on study with a confirmed PR.

●	Key Updated Part A Findings (as of June 7, 2024 data cut-off):
o	Across all patients enrolled (n=33):
◾	ORR among response-evaluable patients (n=27) was 33% and disease control rate (“DCR”) was 93%, including 9 PRs and 16 patients with a best response of SD
◾	Median progression-free survival (“PFS”) was unchanged at 6.3 months
o	Enhanced activity in patients with left-sided tumors (n=25), a group that has more frequent activation of the Wnt pathway modulated by DKK1
◾	38% ORR and 100% DCR in response-evaluable population (8 PRs, 13 SDs)
◾	Median PFS was unchanged at 8.6 months
o	DKN-01 plus bevacizumab and chemotherapy was well-tolerated, with a majority of DKN-01 related events being low grade (Grade 1/2)
●	Enrollment in Part B of the DeFianCe Study in CRC patients is ongoing and expected to be completed by the end of September 2024. We expanded the randomized controlled Part B of the DeFianCe study from 130 to 180 patients and included PFS in the subpopulation of patients with left-sided CRC as an additional primary endpoint. As of August 9, 2024, 161 patients have enrolled in Part B. We expect to complete enrollment by the end of September 2024, with data expected mid-2025.
●	Randomized controlled Part C of the DisTinGuish study in patients with GEJ and gastric cancer is ongoing with initial data expected in Q4 2024 or early 2025. The DisTinGuish study is a Phase 2, randomized, open-label, multicenter study of DKN-01 in combination with tislelizumab and chemotherapy in first-line, HER-2 negative patients with GEJ and gastric cancer. Part C enrolled 170 patients randomized 1:1 to evaluate DKN-01 in combination with tislelizumab and chemotherapy, compared to tislelizumab and chemotherapy alone. We expect to report initial data from Part C of the DisTinGuish study in Q4 2024 or early 2025.

Financial Overview

Research and Development Expenses

Our research and development activities have included conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates, primarily DKN-01. We recognize research and development expenses as they are incurred. Our research and development expenses during the three and six months ended June 30, 2024 consisted primarily of:

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Direct research and development by program:
DKN‑01 program	$17,806	$10,795	$28,989	$20,137
TRX518 program	3	4	9	22
FL-301 program	20	—	31	—
FL-302 program	11	—	52	—
FL-501 program	45	—	103	—
FL-101 program	—	305	—	305
In-process research and development acquired from Flame	—	—	—	29,582

Total research and development expenses	$17,885	$11,104	$29,184	$50,046

Australian research and development incentives	$253	$298	$499	$570

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change

	(in thousands)
Operating expenses:
Research and development	$17,885	$11,104	$6,781
General and administrative	3,367	3,558	(191)
Total operating expenses	21,252	14,662	6,590
Loss from operations	(21,252)	(14,662)	(6,590)
Interest income	865	1,157	(292)
Australian research and development incentives	253	298	(45)
Foreign currency gain (loss)	6	(145)	151
Change in fair value of Series X preferred stock warrant liability	—	(38)	38
Net loss	$(20,128)	$(13,390)	$(6,738)

Research and Development Expenses

	Three Months Ended June 30,
			Increase
	2024	2023	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$17,806	$10,795	$7,011
TRX518 program	3	4	(1)
FL-301 program	20	—	20
FL-302 program	11	—	11
FL-501 program	45	—	45
FL-101 program	—	305	(305)

Total research and development expenses	$17,885	$11,104	$6,781

Research and development expenses were $17.9 million for the three months ended June 30, 2024, compared to $11.1 million for the three months ended June 30, 2023. The increase of $6.8 million in research and development expenses during the three months ended June 30, 2024 as compared to the same period in 2023, was primarily due to an increase of $5.7 million in clinical trial costs due to patient enrollment, the duration of patients on study, the enhancement of correlative studies, increase in site activity associated with Part C of the DisTinGuish study, and the expansion of the size of Part B of the DeFianCe study. There was also an increase of $0.6 million in manufacturing costs related to clinical trial material and manufacturing campaigns and an increase of $0.5 million in payroll and other related expenses due to an increase in headcount of our R&D full-time employees.

General and Administrative Expenses

General and administrative expenses were $3.4 million for the three months ended June 30, 2024, compared to $3.6 million for the three months ended June 30, 2023. The decrease of $0.2 million in general and administrative expenses during the three months ended June 30, 2024 as compared to the same period in 2023, was due to a $0.3 million decrease in professional fees, partially offset by a $0.1 million increase in payroll and other related expenses.

Interest Income

During the three months ended June 30, 2024, we recorded interest income of $0.9 million. During the three months ended June 30, 2023, we recorded interest income of $1.2 million. The decrease was due to a higher average cash and cash equivalent balance during the three months ended June 30, 2023.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.3 million during both the three months ended June 30, 2024 and 2023, respectively, based upon the applicable percentage of eligible research and development activities under the R&D Incentive Program, which expenses included the cost of manufacturing clinical trial material.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Loss

During the three months ended June 30, 2023, we recorded foreign currency transaction losses of $0.1 million. During the three months ended June 30, 2024, we recorded an immaterial amount of foreign currency transaction gains. Foreign currency transaction gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change

	(in thousands)
Operating expenses:
Research and development	$29,184	$50,046	$(20,862)
General and administrative	6,893	7,342	(449)
Total operating expenses	36,077	57,388	(21,311)
Loss from operations	(36,077)	(57,388)	21,311
Interest income	1,640	2,005	(365)
Australian research and development incentives	499	570	(71)
Foreign currency loss	(10)	(452)	442
Change in fair value of Series X preferred stock warrant liability	—	12	(12)
Net loss	$(33,948)	$(55,253)	$21,305

Research and Development Expenses

	Six Months Ended June 30,		Increase
	2024	2023	(Decrease)
	(in thousands)
Direct research and development by program:
DKN-01 program	$28,989	$20,137	$8,852
TRX518 program	9	22	(13)
FL-301 program	31	—	31
FL-302 program	52	—	52
FL-501 program	103	—	103
FL-101 program	—	305	(305)
In-process research and development acquired from Flame	—	29,582	(29,582)
Total research and development expenses	$29,184	$50,046	$(20,862)

Research and development expenses were $29.2 million for the six months ended June 30, 2024, compared to $50.0 million for the six months ended June 30, 2023. The decrease of $20.8 million in research and development expenses during the six months ended June 30, 2024 as compared to the same period in 2023, was primarily due to $29.6 million of in-process research and development (“IPR&D”) acquired in the Flame merger which we expensed during the six months ended June 30, 2023 and a decrease of $0.3 million in consulting fees associated with research and development activities. These decreases were partially offset by an increase of $7.8 million in clinical trial costs due to patient enrollment, the duration of patients on study, the enhancement of correlative studies, increase in site activity associated with Part C of the DisTinGuish study, and the expansion of the size of Part B of the DeFianCe study; an increase of $1.1 million in payroll and other related expenses due to an increase in headcount of our R&D full-time employees; and an increase of $0.2 million in manufacturing costs related to clinical trial material and manufacturing campaigns.

General and Administrative Expenses

General and administrative expenses were $6.9 million for the six months ended June 30, 2024, compared to $7.3 million for the six months ended June 30, 2023. The decrease of $0.4 million in general and administrative expenses during the six months ended June 30, 2024 as compared to the same period in 2023, was due to a decrease of $0.6 million in professional fees associated with our business development activities, partially offset by an increase of $0.2 million in payroll and other related expenses.

Interest Income

During the six months ended June 30, 2024, we recorded interest income of $1.6 million. During the six months ended June 30, 2023, we recorded interest income of $2.0 million. The decrease was due to a higher average cash and cash equivalent balance during the six months ended June 30, 2023.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.5 million and $0.6 million during the six months ended June 30, 2024 and 2023, respectively, based upon the applicable percentage of eligible research and development activities under the R&D Incentive Program, which expenses included the cost of manufacturing clinical trial material.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Loss

During the six months ended June 30, 2023, we recorded foreign currency transaction losses of $0.5 million. During the six months ended June 30, 2024, we recorded an immaterial amount of foreign currency transaction losses. Foreign currency transaction gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2024, we had cash and cash equivalents of $78.5 million. Additionally, we had an accumulated deficit of $433.8 million at June 30, 2024, and during the six months ended June 30, 2024, we incurred a net loss of $34.2 million. We expect to continue to generate operating losses in the foreseeable future. We believe that our cash and cash equivalents of $78.5 million as of June 30, 2024, will be sufficient to fund our operating expenses for at least the next 12 months from the issuance of this report on Form 10-Q.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Cash used in operating activities	$(29,187)	$(22,885)
Cash provided by investing activities	—	48,969
Cash provided by (used in) financing activities	37,146	(29)
Effect of exchange rate changes on cash and cash equivalents	(123)	(140)
Net increase in cash and cash equivalents	$7,836	$25,915

Operating activities. Net cash used in operating activities for the six months ended June 30, 2024 was primarily related to our net loss from the operation of our business of $33.9 million and net changes in working capital, including an increase in research and development incentive receivable of $0.5 million, an increase of $0.2 million in prepaid expenses and other assets and a decrease in lease liabilities of $0.1 million. These changes were partially offset by an increase in accounts payable and accrued expenses of $2.7 million, a decrease of $0.2 million in right-of-use asset, a decrease of $0.1 million in other assets and noncash stock-based compensation expense of $2.6 million.

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

Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2023 was related to cash acquired in connection with the acquisition of Flame of $50.4 million and payment of direct and incremental costs of $1.4 million associated with the acquisition of Flame. There were no investing activities during the six months ended June 30, 2024.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2024 consisted of $40.0 million in gross proceeds from the April 2024 Private Placement and an immaterial amount of proceeds upon the exercise of stock options, partially offset by $2.9 million of offering costs paid. Net cash used in financing activities for the six months ended June 30, 2023 consisted of an immaterial amount we paid for the redemption of 10,000 of the 2019 warrants.

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

As of June 30, 2024, our management, with the participation of our Chief Executive Officer, who is also serving as Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded, based upon the evaluation described above, that, as of June 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plan

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See the Exhibit Index immediately prior to the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

4.1	Form of Pre - Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8 - K as filed on April 11, 2024).

10.1

Form of Securities Purchase Agreement by and among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8 - K as filed on April 11, 2024).

10.2*+	First Amended and Restated Collaboration Agreement, dated April 2, 2024, by and between Adimab, LLC and Leap Therapeutics, Inc.

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

101*

The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2024 and 2023,

(iv)Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

**Furnished with this report.

+ Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601 (b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP THERAPEUTICS, INC.

Date: August 9, 2024	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Duly
Authorized Signatory)