Form 10-Q
period 2024-09-30
LEAP THERAPEUTICS, INC.
filed 2024-11-13
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, there were 38,317,897 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements which reflect our current views with respect to, among other things, our operations and financial performance. Such statements are based upon our current plans, estimates and expectations that are subject to various risks and uncertainties that could cause actual results to differ materially from such statements. The inclusion of forward-looking statements should not be regarded as a representation that such plans, estimates and expectations will be achieved. Words such as “anticipate,” “expect,” “project,” “intend,” “believe,” “may,” “will,” “should,” “plan,” “could,” “continue,” “target,” “contemplate,” “estimate,” “forecast,” “guidance,” “predict,” “possible,” “potential,” “pursue,” “likely,” and words and terms of similar substance used in connection with any discussion of future plans, actions or events identify forward-looking statements. All statements, other than historical facts, including statements regarding estimations of projected cash runway; our future product development plans; the potential, safety, efficacy, and regulatory and clinical progress of our product candidates, including the anticipated timing for initiation of clinical trials and release of clinical trial data and the expectations surrounding potential regulatory submissions, approvals and timing thereof; and any assumptions underlying any of the foregoing, are forward-looking statements. Important factors that could cause actual results to differ materially from our plans, estimates or expectations could include, but are not limited to: (i) our ability and plan to develop and commercialize DKN-01 and our other programs; (ii) status, timing and results of our preclinical studies and clinical trials; (iii) the potential benefits of DKN-01 and our other programs; (iv) the timing of our development programs and seeking regulatory approval of DKN-01 and our other programs; (v) our ability to obtain and maintain regulatory approval; (vi) our estimates of expenses and future revenues and profitability; (vii) our estimates regarding our capital requirements and our needs for additional financing; (viii) our estimates of the size of the potential markets for DKN-01 and our other programs; (ix) the benefits to be derived from any collaborations, license agreements, or other acquisition efforts, including the ongoing collaborations with BeiGene, NovaRock and Adimab; (x) sources of revenues and anticipated revenues, including contributions from any collaborations or license agreements for the development and commercialization of products; (xi) the rate and degree of market acceptance of DKN-01 or our other products; (xii) the success of other competing therapies that may become available; (xiii) the manufacturing capacity for our products; (xiv) our intellectual property position; (xv) our ability to maintain and protect our intellectual property rights; (xvi) our results of operations, financial condition, liquidity, prospects, and growth and strategies; (xvii) the industry in which we operate; (xviii) the trends that may affect the industry or us and (xix) the effect of inflation, currency rate and interest rate fluctuations, as well as fluctuations in the market price of our traded securities.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,823	$70,643
Research and development incentive receivable	780	771
Prepaid expenses and other current assets	209	183
Total current assets	63,812	71,597

Property and equipment, net	—	5
Right of use assets, net	370	257
Deposits	865	966
Total assets	$65,047	$72,825

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,946	$6,465
Accrued expenses	9,049	5,957
Income tax payable	722	—
Lease liability - current portion	376	262
Total current liabilities	16,093	12,684

Total liabilities	16,093	12,684

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 38,264,464 and 25,565,414 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	38	26
Additional paid-in capital	500,850	459,591
Accumulated other comprehensive income	6	106
Accumulated deficit	(451,940)	(399,582)
Total stockholders’ equity	48,954	60,141
Total liabilities and stockholders’ equity	$65,047	$72,825

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$14,915	$11,503	$44,099	$61,549
General and administrative	2,940	3,330	9,833	10,672
Total operating expenses	17,855	14,833	53,932	72,221
Loss from operations	(17,855)	(14,833)	(53,932)	(72,221)
Interest income	894	1,084	2,534	3,089
Australian research and development incentives	(499)	554	—	1,124
Foreign currency loss	(8)	(501)	(18)	(953)
Change in fair value of Series X preferred stock warrant liability	—	—	—	12
Loss before income taxes	(17,468)	(13,696)	(51,416)	(68,949)
Provision for income taxes	(708)	—	(708)	—
Net loss	(18,176)	(13,696)	(52,124)	(68,949)
Dividend attributable to down round feature of warrants	—	—	(234)	—
Net loss attributable to common stockholders	$(18,176)	$(13,696)	$(52,358)	$(68,949)

Net loss per share
Basic and diluted	$(0.44)	$(0.51)	$(1.44)	$(3.78)

Weighted average common shares outstanding
Basic and diluted	41,209,639	26,987,182	36,307,890	18,240,455

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(18,176)	$(13,696)	$(52,124)	$(68,949)
Other comprehensive income (loss):
Foreign currency translation adjustments	3	346	(100)	632
Comprehensive loss	$(18,173)	$(13,350)	$(52,224)	$(68,317)

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2023

(In thousands, except share amounts)

(Unaudited)

	Mezzanine Equity		Stockholders Equity
						Accumulated
	Series X Non Voting				Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at June 30, 2023	—	$—	25,565,414	$26	$457,038	$414	$(373,421)	$84,057
Fractional shares paid in cash	—	—	—	—	1	—	—	1
Foreign currency translation adjustment	—	—	—	—	—	346	—	346
Stock-based compensation	—	—	—	—	1,300	—	—	1,300
Net loss	—	—	—	—	—	—	(13,696)	(13,696)
Balances at September 30, 2023	—	$—	25,565,414	$26	$458,339	$760	$(387,117)	$72,008

	Mezzanine Equity		Stockholders Equity
						Accumulated
	Series X Non Voting				Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2022	—	$—	9,902,137	$10	$376,896	$128	$(318,168)	$58,866

Issuance of Series X Preferred Stock in connection with Flame merger	136,248	67,715	—	—	—	—	—	—
Issuance of common stock in connection with Flame merger	—	—	1,972,901	2	9,803	—	—	9,805
Issuance of common stock warrants in connection with Flame merger	—	—	—	—	13	—	—	13
Redemption of 2019 Warrants	—	—	—	—	(29)	—	—	(29)
Issuance of common stock upon vest of restricted stock units	—	—	66,061	—	—	—	—	—
Conversion of Series X preferred stock to common stock	(136,248)	(67,715)	13,624,800	14	67,701	—	—	67,715
Reclassification of Series X preferred stock warrants to equity	—	—	—	—	78	—	—	78
Fractional shares paid in cash	—	—	(485)	—	2	—	—	2
Foreign currency translation adjustment	—	—	—	—	—	632	—	632
Stock-based compensation	—	—	—	—	3,875	—	—	3,875
Net loss	—	—	—	—	—	—	(68,949)	(68,949)
Balances at September 30, 2023	—	$—	25,565,414	$26	$458,339	$760	$(387,117)	$72,008

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2024

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2024	38,264,464	$38	$499,511	$3	$(433,764)	$65,788
Foreign currency translation adjustment	—	—	—	3	—	3
Stock-based compensation	—	—	1,339	—	—	1,339
Net loss	—	—	—	—	(18,176)	(18,176)
Balances at September 30, 2024	38,264,464	$38	$500,850	$6	$(451,940)	$48,954

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2023	25,565,414	$26	$459,591	$106	$(399,582)	$60,141

Issuance of common stock upon vest of restricted stock units	27,500	—	—	—	—	—
Issuance of common stock upon exercise of stock options	10,557	—	29	—	—	29
April 2024 Private Placement (net of issuance costs of $2,948)	12,660,993	12	37,039	—	—	37,051
Dividend attributable to the down round feature of 2017 Warrants	—	—	234	—	(234)	—
Foreign currency translation adjustment	—	—	—	(100)	—	(100)
Stock-based compensation	—	—	3,957	—	—	3,957
Net loss	—	—	—	—	(52,124)	(52,124)
Balances at September 30, 2024	38,264,464	$38	$500,850	$6	$(451,940)	$48,954

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(52,124)	$(68,949)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development costs acquired in connection with the acquisition of Flame	—	29,582
Depreciation expense	5	11
Stock-based compensation expense	3,957	3,875
Foreign currency transaction loss	18	953
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(24)	83
Research and development incentive receivable	—	1,279
Accounts payable and accrued expenses	2,573	(1,006)
Right-of-use asset	307	306
Income tax payable	708	—
Lease liability	(307)	(308)
Other assets	100	801
Net cash used in operating activities	(44,787)	(33,373)

Cash flows from investing activities:
Cash acquired in connection with the acquistion of Flame	—	50,362
Payment of direct and incremental costs of the asset acquisition	—	(1,393)
Net cash provided by investing activities	—	48,969

Cash flows from financing activities:
Proceeds from April 2024 Private Placement	39,999	—
Payment of deferred offering costs	(2,948)	—
Payment of redemption of 2019 warrants	—	(29)
Payment of fractional shares	—	(1)
Proceeds from the exercise of stock options	29	—
Net cash providided by (used in) financing activities	37,080	(30)

Effect of exchange rate changes on cash and cash equivalents	(113)	(323)
Net (decrease) increase in cash and cash equivalents	(7,820)	15,243
Cash and cash equivalents at beginning of period	70,643	65,500
Cash and cash equivalents at end of period	$62,823	$80,743

Supplemental disclosure of non-cash financing activities:
Remeasurement of right-of-use asset and lease liability	$420	$—
Dividend attributable to the down round feature of 2017 Warrants	$234	$—
Issuance and conversion of Series X Preferred Stock issued in connection with the acquisition of Flame to common stock	$—	$67,715
Reclassification of Series X Preferred Stock Warrants from liability to equity	$—	$78
Issuance of common stock in connection with the acquisition of Flame	$—	$9,805
Issuance of warrants for the purchase of common stock in connection with the acquisition of Flame	$—	$13
Net liabilities assumed from acquistion of Flame	$—	$928

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

On December 10, 2015, the Company entered into a merger agreement with GITR Inc. (“GITR”), an entity under common control, whereby a wholly owned subsidiary of the Company was merged with GITR and the surviving name of the wholly owned subsidiary was GITR Inc.

On August 29, 2016, the Company entered into a merger agreement with Macrocure Ltd. (“Macrocure”), a publicly held, clinical stage biotechnology company based in Petach Tikva, Israel. In connection with the merger, Macrocure became a wholly owned Subsidiary of the Company, and the Company applied to be listed on the Nasdaq Global Market. Nasdaq approved the listing, and trading in the Company’s common stock commenced on January 24, 2017, under the trading symbol “LPTX.” On February 1, 2017, Macrocure’s name was changed to Leap Therapeutics Ltd. In 2020, Leap Therapeutics Ltd. was dissolved.

On December 15, 2021, Leap Securities Corp. was formed and is a wholly owned subsidiary of the Company.

On January 17, 2023, the Company entered into a merger agreement with Flame Biosciences, Inc., a privately held, biotechnology corporation (“Flame”), whereby Flame became a wholly owned subsidiary of the Company under the name Flame Biosciences LLC.

The Company is a biopharmaceutical company developing novel biomarker-targeted antibody therapies designed to treat patients with cancer by inhibiting fundamental tumor-promoting pathways, targeting cancer-specific cell surface molecules, and harnessing the immune system to attack cancer cells. The Company’s strategy is to identify, acquire, and develop molecules that translate into therapeutics that generate durable clinical benefit and enhanced patient outcomes. The Company’s lead clinical stage program is DKN-01, a monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. The Company is currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, gynecologic cancers, or colorectal cancer. The Company also has two other antibody programs, FL-301 and FL-501.

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

The Company intends to apply its experience in identifying and developing products to build a pipeline of programs relating to the practice of cancer medicine.

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

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2023. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of September 30, 2024, statements of operations and statements of comprehensive loss for the three and nine months ended September 30, 2024 and 2023 and statements of cash flows for the nine months ended September 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2024, the Company had cash and cash equivalents of $62,823. Additionally, the Company had an accumulated deficit of $451,940 as of September 30, 2024, and during the nine months ended September 30, 2024, the Company incurred a net loss attributable to common stockholders of $52,358. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash and cash equivalents of $62,823 as of September 30, 2024 will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these financial statements.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% for the year ended December 31, 2023 and for the nine months ended September 30, 2024.

The research and development incentive receivable represents an amount due in connection with the above program. The Company recorded a research and development incentive receivable of $780 and $771 as of September 30, 2024 and December 31, 2023, respectively, in the condensed consolidated balance sheets and other income (expense) from Australian research and development incentives of ($499) and $554, respectively, for the three months ended September 30, 2024 and 2023 and $1,124 for the nine months ended September 30, 2023, in the condensed consolidated statements of operations related to refundable research and development incentive program payments in Australia. The Company did not record Australian research and development income during the nine months ended September 30, 2024.

The following table shows the change in the research and development incentive receivable from January 1, 2023 to September 30, 2024 (in thousands):

Balance at January 1, 2023	$2,099
Cash received for 2022 eligible expenses	(2,333)
Australian research and development incentive income	1,101
Foreign currency translation	(96)
Balance at December 31, 2023	$771
Australian research and development incentive income	—
Foreign currency translation	9
Balance at September 30, 2024	$780

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are held in United States or Australian financial institutions and money market funds. At times, the Company may maintain cash balances in excess of the federally insured amount of $250 per depositor, per insured bank, for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the year ended December 31, 2023 or for the nine months ended September 30, 2024.

Deposits

As of September 30, 2024 and December 31, 2023, there were $865 and $966, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized, which were recorded in the condensed consolidated balance sheets.

Warrants

The Company will recognize on a prospective basis the value of the effect of the down round feature in the warrants to purchase shares of common stock that were issued in a private placement in November 2017 (the “2017 Warrants”) and in the warrants that were issued in a private placement in March 2020 (the “March 2020 Coverage Warrants”) when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic earnings per share (“EPS”) calculation. In connection with the private placement of common stock and prefunded warrants completed in April 2024 (the “April 2024 Private Placement”), when the 2017 Warrants were repriced from $10.55 to $2.82 as a result of a down round, the Company recorded a dividend of $234 during the nine months ended September 30, 2024.

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

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

A summary of the assets carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
September 30, 2024
Assets:
Cash equivalents	$25,018	$25,018	$—	$—
Total assets	$25,018	$25,018	$—	$—

December 31, 2023
Assets:
Cash equivalents	$39,065	$39,065	$—	$—
Total assets	$39,065	$39,065	$—	$—

Cash equivalents of $25,018 and $39,065 as of September 30, 2024 and December 31, 2023, respectively, consisted of overnight investments and money market funds which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements at adoption date.

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

Leap primarily acquired cash of $50,362, certain working capital items ($928) and a portfolio of clinical- and pre-clinical-stage intellectual property, in connection with the acquisition of Flame. The Company accounted for the acquisition of Flame by recording the cash and any other assets and liabilities of Flame on its condensed consolidated balance sheet at their historical carrying values, which approximates fair values. The remaining fair value of the consideration transferred was allocated to the in-process research and development (“IPR&D”) assets acquired. Certain transaction costs that were not deemed to meet the criteria of costs directly attributable to the issuance of securities were capitalized in accordance with ASC 805-50-30-1 and recognized as part of the fair value of assets acquired. As the Company concluded that such IPR&D does not have an alternative future use, the relative fair value allocated to acquired IPR&D of $29,582 was expensed in research and development expenses within the Company’s condensed consolidated statement of operations during the nine months ended September 30, 2023.

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

Changes in the fair value of the warrant liability are recognized as gains (losses) in the Company’s consolidated statement of operations. During the nine months ended September, 2023, the Company recorded a gain of $12 in its condensed consolidated statement of operations.

4. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2024	2023
Clinical trials	$6,193	$2,522
Professional fees	138	254
Payroll and related expenses	2,718	3,181
Accrued expenses	$9,049	$5,957

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

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the lease term. The Company has an existing net lease in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. During the nine months ended September 30, 2024, the Company extended the term of its operating lease to July 31, 2025 and recorded an additional right-of-use asset and lease liability of $420. As of September 30, 2024, a right-of-use asset of $370 and lease liability of $376 are reflected on the condensed consolidated balance sheet. The Company recorded rent expense of $115 and $113, respectively, during the three months ended September 30, 2024 and 2023, and $340 and $341, respectively, during the nine months ended September 30, 2024 and 2023. Cash paid for amounts included in the measurement of lease liabilities was $346 and $339, respectively, during the three months ended September 30, 2024 and 2023, and $117 and $113, respectively, during the nine months ended September 30, 2024 and 2023.

Future lease payments under non-cancelable operating leases as of September 30, 2024 are detailed as follows:

Future Operating Lease Payments
2024	117
2025	273
Total Lease Payments	390
Less: imputed interest	(14)
Total operating lease liabilities	$376

6. Warrants

As of September 30, 2024, the number of shares of common stock issuable upon the exercise of outstanding warrants, consisted of the following:

September 30, 2024
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
	6,531,548

2017 Warrants

The 2017 Warrants contain full ratchet anti-dilution protection provisions. The Company will recognize on a prospective basis the value of the effect of the down round feature in the warrant when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic EPS calculation. In connection with the April 2024 Private Placement, when the 2017 Warrants were repriced from $10.55 to $2.82, the Company recorded a dividend of $234 during the nine months ended September 30, 2024.

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

The Company initially recorded the January 2023 Series X Preferred Stock Warrants as a liability on its condensed consolidated balance sheet as of the Effective Date and subsequently remeasured the warrant liability to fair value at each reporting date and on the date Stockholder Approval was obtained to convert shares of Series X Preferred Stock into shares of common stock. Changes in the fair value of the warrant liability were recognized as gains (losses) in the Company’s consolidated statement of operations. During the nine months ended September, 2023, the Company recorded a gain of $12 in its condensed consolidated statement of operations.

During the three months ended June 30, 2023, upon obtaining Stockholder Approval, the January 2023 Series X Preferred Stock Warrants were converted into common stock warrants and reclassified from liability to equity.

7. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through September 30, 2024, no dividends have been declared for shares of common stock.

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

On June 16, 2022, the Company’s stockholders approved the 2022 Equity Incentive Plan (the “2022 Plan”), which provides for a total of 750,000 new shares of the Company’s common stock to be granted. In addition, on June 16, 2023, and July 2, 2024, stockholders approved new shares of the Company’s common stock to be added to the 2022 Plan for future issuance of 2,250,000 and 2,000,000, respectively.

As of September 30, 2024, there were 2,573,313 shares available for grant under the Company’s equity incentive plans.

A summary of stock option activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2023	3,384,366	$13.97	8.40	$3,431
Granted	1,727,500	$2.67
Exercised	(10,557)	$2.77
Forfeited	(254,674)	$5.69
Outstanding at September 30, 2024	4,846,635	$10.40	8.24	$527
Options exercisable at September 30, 2024	2,396,563	$17.90	7.40
Options vested and expected to vest at September 30, 2024	4,846,635	$10.40	8.24	$527

The grant date fair value of the options granted during the nine months ended September 30, 2024 and 2023 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of the Company. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The weighted average grant date fair value for the stock options granted during the nine months ended September 30, 2024 and 2023 was $2.12 and $2.09 per share, respectively.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the nine months ended September 30, 2024 and 2023 were as follows, presented on a weighted average basis:

	Nine Months Ended September 30,
	2024	2023

Expected volatility	92.99%	90.37%
Weighted average risk-free interest rate	3.98%	4.05%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.46	6.48

Stock options generally vest over a three or four year period, as determined by the compensation committee of the Board of Directors at the time of grant. The options expire 10 years from the grant date. As of September 30, 2024, there was approximately $5,633 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 1.93 years.

Restricted Stock Units (“RSUs”)

The Company did not grant any RSUs during the nine months ended September 30, 2024 and 2023.

The following table presents RSU activity under the 2016 Plan during the nine months ended September 30, 2024:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Outstanding at December 31, 2023	262,500	$19.97
Vested	(27,500)	$25.70
Forfeited	(7,500)	$19.40
Outstanding at September 30, 2024	227,500	$19.29

As of September 30, 2024, there were 227,500 shares outstanding covered by RSUs that are expected to vest with a weighted average grant date fair value of $19.29 per share and an aggregate grant date fair value of approximately $4,388. As of September 30, 2024, there was approximately $516 of unrecognized compensation costs related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 0.38 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and RSUs to employees and non-employees in the condensed consolidated statements of operations during the three and nine months ended September 30, 2024 and 2023 as follows:

Stock Based Compensation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Research and development	$720	$737	$2,076	$2,086
General and administrative	619	563	1,881	1,789
Total	$1,339	$1,300	$3,957	$3,875

9. Net Loss Per Share

Basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 was calculated as follows (in thousands except share and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(18,176)	$(13,696)	$(52,124)	$(68,949)
Dividend attributable to down round feature of warrants	—	—	(234)	—
Net loss attributable to common stockholders for basic and diluted loss per share	$(18,176)	$(13,696)	$(52,358)	$(68,949)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	41,209,639	26,987,182	36,307,890	18,240,455
Net loss per share attributable to common stockholders – basic and diluted	$(0.44)	$(0.51)	$(1.44)	$(3.78)

Included within weighted average common shares outstanding for the three and nine months ended September 30, 2024 and 2023 are 2,945,175 common shares issuable upon the exercise of certain warrants, which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

All warrants exercisable for common stock participate on a one-for-one basis and shares and warrants exercisable for Series X Preferred Stock issued participate on an as converted basis with common stock in the distribution of dividends, if and when declared by the board of directors, on the Company’s common stock. For purposes of computing EPS, these securities are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants and Series X Preferred Stock for the nine months ended September 30, 2024 and 2023, as results of operations were a loss for the period.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2024 and 2023, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units to purchase common stock	227,500	285,000	227,500	285,000
Options to purchase common stock	4,846,635	3,425,647	4,846,635	3,425,647
Warrants to purchase common stock	3,586,373	3,586,371	3,586,373	3,586,371
	8,660,508	7,297,018	8,660,508	7,297,018

10. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of September 30, 2024, there were $65 noncancelable commitments under these agreements.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through September 30, 2024.

License Agreement—On May 28, 2015, the Company entered into a license agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza granted the Company a world-wide, non-exclusive license for certain intellectual property relating to a gene expression system for manufacturing DKN-01. As defined in the license agreement, the Company would be required to pay royalties to Lonza based on a percentage in the low single digits of net sales of DKN-01, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur, and no royalties have been paid or accrued through September 30, 2024.

Collaboration Agreement—On April 2, 2024, the Company amended and restated its existing collaboration agreement with Adimab, LLC (the “Adimab Agreement”), pursuant to which Adimab will conduct research programs to develop monoclonal antibodies to certain targets identified by the Company and provide it with an option to acquire exclusive rights to such antibodies. Upon payment of an option fee, on a product-by-product basis, Adimab will grant the Company a world-wide, exclusive license for, or assign ownership to the Company of, certain intellectual property rights and grant the Company a non-exclusive license with respect to the Adimab platform technology. As defined in the Adimab Agreement, after exercising an option and making the option payment, the Company would be required to pay Adimab milestones upon the completion of clinical development and regulatory milestones, along with a royalty in the low-single digits of net sales of each product, if and when achieved. However, there can be no assurance that clinical, or commercialization success will occur, and no royalties have been paid or accrued through September 30, 2024.

License Agreement—On August 13, 2021, the Company entered into a strategic partnership and license agreement with NovaRock Biopharmaceuticals, Inc. (the “NovaRock Agreement”), pursuant to which NovaRock granted the Company a world-wide, excluding the People’s Republic of China, Hong Kong, Macau, and Taiwan, exclusive license for certain intellectual property rights relating to FL-301 and FL-302. As defined in the license agreement, the Company would be required to pay NovaRock milestones upon the completion of development, regulatory and sales milestones for up to three different products (FL-301, FL-302 and potentially one additional target), along with a royalty in the mid-single digits of net sales of each product in the territory, if and when achieved. However, there can be no assurance that clinical, or commercialization success will occur, and no royalties have been paid or accrued through September 30, 2024.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2024 or December 31, 2023.

11. Income Taxes

During the three and nine months ended September 30, 2024, the Company recorded a provision for income taxes of $708 related to the Company’s operations in Australia.

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

Our lead clinical stage program is DKN-01, a monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. We are currently studying DKN-01 in multiple ongoing clinical trials in patients with esophagogastric cancer, gynecologic cancers, or colorectal cancer. We also have two other antibody programs, FL-301 and FL-501.

We intend to apply our extensive experience in identifying and developing transformational products to build a pipeline of programs that have the potential to change the practice of cancer medicine.

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

Recent Developments

Since June 30, 2024, we have continued to make progress with the development of DKN-01 and our business strategy.

DKN-01 Development Update

●	Enrollment completed in the expanded randomized controlled Part B of the DeFianCe study evaluating DKN-01 in combination with standard of care bevacizumab and chemotherapy as a second-line treatment for patients with advanced colorectal cancer (“CRC”). Part B of the DeFianCe study is a Phase 2, randomized, controlled, open-label study of DKN-01 in combination with standard of care bevacizumab and chemotherapy in patients with advanced CRC who have received one prior systemic therapy. Part B of the study enrolled 188 patients. We expect to report initial data in mid-2025.
●	Patient follow-up continuing in the randomized controlled Part C of the DisTinGuish study evaluating DKN-01 in combination with tislelizumab and chemotherapy in patients with gastroesophageal junction (“GEJ”) and gastric cancer, with initial data expected in late 2024 or early 2025. Part C of the DisTinGuish study is a Phase 2, randomized, controlled, open-label study of DKN-01 in combination with tislelizumab and chemotherapy in first-line, HER-2 negative patients with GEJ and gastric cancer. Part C of the study enrolled 170 patients. We expect to report initial data in late 2024 or early 2025.

Pipeline Update:

●	Advancing FL-501 into development as a potential best-in-class anti-GDF-15 antibody with promising preclinical data. FL-501 is a potential best in class monoclonal antibody designed to neutralize GDF-15 to treat patients with cachexia and other GDF-15-driven diseases. FL-501 may also enhance the activity of the immune system in the tumor micro-environment. FL-501 was engineered for higher target affinity and a longer plasma half-life compared to competing therapies. In preclinical cachexia models, FL-501 increased body weight and restored muscle mass.

Financial Overview

Research and Development Expenses

Our research and development activities have included conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates, primarily DKN-01. We recognize research and development expenses as they are incurred. Our research and development expenses during the three and nine months ended September 30, 2024 consisted primarily of:

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Direct research and development by program:
DKN‑01 program	$14,776	$11,016	$43,765	$31,153
TRX518 program	—	—	9	22
FL-301 program	—	137	31	137
FL-302 program	11	—	63	—
FL-501 program	128	109	231	109
FL-101 program	—	241	—	546
In-process research and development acquired from Flame	—	—	—	29,582

Total research and development expenses	$14,915	$11,503	$44,099	$61,549

Australian research and development incentives	$(499)	$554	$—	$1,124

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change

	(in thousands)
Operating expenses:
Research and development	$14,915	$11,503	$3,412
General and administrative	2,940	3,330	(390)
Total operating expenses	17,855	14,833	3,022
Loss from operations	(17,855)	(14,833)	(3,022)
Interest income	894	1,084	(190)
Australian research and development incentives	(499)	554	(1,053)
Foreign currency loss	(8)	(501)	493
Loss before income taxes	(17,468)	(13,696)	(3,772)
Provision for income taxes	(708)	—	(708)
Net loss	$(18,176)	$(13,696)	$(4,480)

Research and Development Expenses

	Three Months Ended September 30,
			Increase
	2024	2023	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$14,776	$11,016	$3,760
TRX518 program	—	—	—
FL-301 program	—	137	(137)
FL-302 program	11	—	11
FL-501 program	128	109	19
FL-101 program	—	241	(241)

Total research and development expenses	$14,915	$11,503	$3,412

Research and development expenses were $14.9 million for the three months ended September 30, 2024, compared to $11.5 million for the three months ended September 30, 2023. The increase of $3.4 million in research and development expenses during the three months ended September 30, 2024 as compared to the same period in 2023, was primarily due to an increase of $1.7 million in manufacturing costs related to clinical trial material and manufacturing campaigns, and an increase of $0.8 million in clinical trial costs due to patient enrollment, the duration of patients on study, the enhancement of correlative studies, the increase in site activity associated with Part C of the DisTinGuish study, and the expansion of the size of Part B of the DeFianCe study. There was also an increase of $0.5 million in consulting fees associated with research and development activities and an increase of $0.4 million in payroll and other related expenses due to an increase in headcount of our R&D full-time employees.

General and Administrative Expenses

General and administrative expenses were $2.9 million for the three months ended September 30, 2024, compared to $3.3 million for the three months ended September 30, 2023. The decrease of $0.4 million in general and administrative expenses during the three months ended September 30, 2024 as compared to the same period in 2023, was due to a $0.4 million decrease in professional fees.

Interest Income

During the three months ended September 30, 2024, we recorded interest income of $0.9 million. During the three months ended September 30, 2023, we recorded interest income of $1.1 million. The decrease was due to a higher average cash and cash equivalent balance during the three months ended September 30, 2023.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.6 million during the three months ended September 30, 2023, based upon the applicable percentage of eligible research and development activities under the R&D Incentive Program, which expenses included the cost of manufacturing clinical trial material. During the three months ended September 30, 2024, we expensed $0.5 million of R&D incentive income recognized during the six months ended June 30, 2024, in connection with our estimated 2024 Australian tax liability.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gain/Loss

During the three months ended September 30, 2023, we recorded foreign currency transaction losses of $0.5 million. During the three months ended September 30, 2024, we recorded an immaterial amount of foreign currency transaction losses. Foreign currency transaction gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change

	(in thousands)
Operating expenses:
Research and development	$44,099	$61,549	$(17,450)
General and administrative	9,833	10,672	(839)
Total operating expenses	53,932	72,221	(18,289)
Loss from operations	(53,932)	(72,221)	18,289
Interest income	2,534	3,089	(555)
Australian research and development incentives	—	1,124	(1,124)
Foreign currency loss	(18)	(953)	935
Change in fair value of Series X preferred stock warrant liability	—	12	(12)
Loss before income taxes	(51,416)	(68,949)	17,533
Provision for income taxes	(708)	—	(708)
Net loss	$(52,124)	$(68,949)	$16,825

Research and Development Expenses

	Nine Months Ended September 30,		Increase
	2024	2023	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$43,765	$31,153	$12,612
TRX518 program	9	22	(13)
FL-301 program	31	137	(106)
FL-302 program	63	—	63
FL-501 program	231	109	122
FL-101 program	—	546	(546)
In-process research and development acquired from Flame	—	29,582	(29,582)
Total research and development expenses	$44,099	$61,549	$(17,450)

Research and development expenses were $44.1 million for the nine months ended September 30, 2024, compared to $61.5 million for the nine months ended September 30, 2023. The decrease of $17.5 million in research and development expenses during the nine months ended September 30, 2024 as compared to the same period in 2023, was primarily due to $29.6 million of in-process research and development (“IPR&D”) acquired in the Flame merger which we expensed during the nine months ended September 30, 2023. This decrease was partially offset by an increase of $8.7 million in clinical trial costs due to patient enrollment, the duration of patients on study, the enhancement of correlative studies, the increase in site activity associated with Part C of the DisTinGuish study, and the expansion of the size of Part B of the DeFianCe study. There was also an increase of $1.9 million in manufacturing costs related to clinical trial material and manufacturing campaigns, an increase of $1.5 million in payroll and other related expenses due to an increase in headcount of our R&D full-time employees and an increase of $0.1 million in consulting fees associated with research and development activities.

General and Administrative Expenses

General and administrative expenses were $9.8 million for the nine months ended September 30, 2024, compared to $10.7 million for the nine months ended September 30, 2023. The decrease of $0.9 million in general and administrative expenses during the nine months ended September 30, 2024 as compared to the same period in 2023, was due to a decrease of $1.2 million in professional fees associated with our business development activities, partially offset by an increase of $0.3 million in payroll and other related expenses.

Interest Income

During the nine months ended September 30, 2024, we recorded interest income of $2.5 million. During the nine months ended September 30, 2023, we recorded interest income of $3.1 million. The decrease was due to a higher average cash and cash equivalent balance during the nine months ended September 30, 2023.

Australian Research and Development Incentives

We recorded R&D incentive income of $1.1 million during the nine months ended September 30, 2023, based upon the applicable percentage of eligible research and development activities under the R&D Incentive Program, which expenses included the cost of manufacturing clinical trial material. We did not record R&D incentive income during the nine months ended September 30, 2024.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Loss

During the nine months ended September 30, 2023, we recorded foreign currency transaction losses of $1.0 million. During the nine months ended September 30, 2024, we recorded an immaterial amount of foreign currency transaction losses. Foreign currency transaction gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2024, we had cash and cash equivalents of $62.8 million. Additionally, we had an accumulated deficit of $451.9 million at September 30, 2024, and during the nine months ended September 30, 2024, we incurred a net loss of $52.4 million. We expect to continue to generate operating losses in the foreseeable future. We believe that our cash and cash equivalents of $62.8 million as of September 30, 2024, will be sufficient to fund our operating expenses for at least the next 12 months from the issuance of this report on Form 10-Q.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Cash used in operating activities	$(44,787)	$(33,373)
Cash provided by investing activities	—	48,969
Cash provided by (used in) financing activities	37,080	(30)
Effect of exchange rate changes on cash and cash equivalents	(113)	(323)
Net increase (decrease) in cash and cash equivalents	$(7,820)	$15,243

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2024 was primarily related to our net loss from the operation of our business of $52.1 million and net changes in working capital, including a decrease in lease liabilities of $0.3 million. These changes were partially offset by an increase in accounts payable and accrued expenses of $2.6 million, an increase in taxes payable of $0.7 million, a decrease of $0.3 million in right-of-use asset, a decrease of $0.1 million in other assets and noncash stock-based compensation expense of $4.0 million.

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

Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2023 was related to cash acquired in connection with the acquisition of Flame of $50.4 million and payment of direct and incremental costs of $1.4 million associated with the acquisition of Flame. There were no investing activities during the nine months ended September 30, 2024.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of $40.0 million in gross proceeds from the April 2024 Private Placement and an immaterial amount of proceeds upon the exercise of stock options, partially offset by $2.9 million of offering costs paid. Net cash used in financing activities for the nine months ended September 30, 2023 consisted of an immaterial amount we paid for the redemption of 10,000 of the 2019 warrants.

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

As of September 30, 2024, our management, with the participation of our Chief Executive Officer, who is also serving as Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded, based upon the evaluation described above, that, as of September 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plan

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*

The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*  Filed herewith.

**Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP THERAPEUTICS, INC.

Date: November 12, 2024	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Duly
Authorized Signatory)