Form 10-K
period 2024-12-31
LEAP THERAPEUTICS, INC.
filed 2025-03-26
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed based on the closing price for such stock as reported on the Nasdaq Capital Market on June 30, 2024, the last business day of the registrant’s most recently completed second quarter, was approximately: $73.5 million.

As of March 20, 2025, there were 41,257,602 outstanding shares of the registrant’s common stock, par value $0.001 per share, which is the only outstanding class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K. With the exception of the portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders that are expressly incorporated by reference into this Annual Report on Form 10-K, such proxy statement shall not be deemed filed as part of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our operations and financial performance. Such statements are based upon our current plans, estimates and expectations that are subject to various risks and uncertainties that could cause actual results to differ materially from such statements. The inclusion of forward-looking statements should not be regarded as a representation that such plans, estimates and expectations will be achieved. Words such as “anticipate,” “expect,” “project,” “intend,” “believe,” “may,” “will,” “should,” “plan,” “could,” “continue,” “target,” “contemplate,” “estimate,” “forecast,” “guidance,” “predict,” “possible,” “potential,” “pursue,” “likely,” and words and terms of similar substance used in connection with any discussion of future plans, actions or events identify forward-looking statements. All statements, other than historical facts, including statements regarding estimations of projected cash runway; our future product development plans; the potential, safety, efficacy, and regulatory and clinical progress of our product candidates, including the anticipated timing for initiation of clinical trials and release of clinical trial data and the expectations surrounding potential regulatory submissions, approvals and timing thereof; and any assumptions underlying any of the foregoing, are forward-looking statements. Important factors that could cause actual results to differ materially from our plans, estimates or expectations could include, but are not limited to: (i) our ability and plan to develop and commercialize sirexatamab (DKN-01) and our other programs; (ii) status, timing and results of our preclinical studies and clinical trials; (iii) the potential benefits of sirexatamab and our other programs; (iv) the timing of our development programs and seeking regulatory approval of sirexatamab and our other programs; (v) our ability to obtain and maintain regulatory approval; (vi) our estimates of expenses and future revenues and profitability; (vii) our estimates regarding our capital requirements and our needs for additional financing; (viii) our estimates of the size of the potential markets for sirexatamab and our other programs; (ix) the benefits to be derived from any collaborations, license agreements, or other acquisition efforts; (x) sources of revenues and anticipated revenues, including contributions from any collaborations or license agreements for the development and commercialization of products; (xi) the rate and degree of market acceptance of sirexatamab or our other products; (xii) the success of other competing therapies that may become available; (xiii) the manufacturing capacity for our products; (xiv) our intellectual property position; (xv) our ability to maintain and protect our intellectual property rights; (xvi) our results of operations, financial condition, liquidity, prospects, and growth and strategies; (xvii) the industry in which we operate; (xviii) the trends that may affect the industry or us and (xix) the effect of inflation, currency rate and interest rate fluctuations, as well as fluctuations in the market price of our traded securities.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods. You should carefully and completely read this Annual Report and the documents that we have filed as exhibits to this Annual Report.

You should refer to Item 1A, Risk Factors in this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Any forward-looking statement that we make in this Annual Report speaks only as of the date of such statement, and, except to the extent required by applicable law, we undertake no obligation to update such statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Sirexatamab (DKN-01) is an investigational drug undergoing clinical development and has not been approved by the U.S. Food and Drug Administration (the “FDA”), nor been submitted to the FDA for approval. Sirexatamab has not been, and may never be, approved by any regulatory agency or marketed anywhere in the world. Statements contained in this Annual Report should not be deemed to be promotional.

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

On August 29, 2016, we entered into a merger agreement with Macrocure Ltd. (“Macrocure”), a publicly held, clinical-stage biotechnology company based in Petach Tikva, Israel. In connection with the merger, Macrocure became our wholly owned subsidiary and we applied to be listed on the Nasdaq Global Market. Nasdaq approved the listing, and trading in our common stock commenced on January 24, 2017, under the trading symbol “LPTX.” On February 1, 2017, Macrocure’s name was changed to Leap Therapeutics Ltd. In 2020, Leap Therapeutics Ltd. was dissolved.

On December 15, 2021, Leap Securities Corp. was formed and is our wholly owned subsidiary.

On January 17, 2023, we entered into a merger agreement with Flame Biosciences, Inc., a privately held, biotechnology corporation (“Flame”), whereby Flame became a wholly owned subsidiary under the name Flame Biosciences, LLC.

Overview

We are a biopharmaceutical company developing novel biomarker-targeted antibody therapies designed to treat patients with cancer by inhibiting fundamental tumor-promoting pathways, targeting cancer-specific cell surface molecules, and harnessing the immune system to attack cancer cells. Our strategy is to identify, acquire, and develop molecules that will rapidly translate into high impact therapeutics that generate durable clinical benefit and enhanced patient outcomes. Our lead clinical stage drug candidate is sirexatamab (DKN-01), a monoclonal antibody that inhibits Dickkopf-related protein 1 (“DKK1”). We are currently studying sirexatamab in a clinical trial in patients with colorectal cancer. We also have a preclinical program to develop a proprietary monoclonal antibody that we call FL-501.

FL-501 works by inhibiting the GDF-15 protein. We intend to apply our extensive experience identifying and developing transformational products to build a pipeline of programs that have the potential to change the practice of cancer medicine.

Market

Cancer is the general name for a group of more than 100 diseases in which cells grow and divide out of control. Over 16 million people in the United States have cancer. The National Cancer Institute (“NCI”) estimated that over 2.0 million people developed cancer and that nearly 612,000 people died of cancer in 2024. While progress has been made from the War on Cancer to the Human Genome Project, and despite advances in early detection and new cancer cell targeted treatments, cancer generally remains an incurable disease.

Colorectal Cancer

Colorectal cancer (“CRC”), is the third most frequent cancer globally and the second leading cause of death. According to the World Health Organization (“WHO”), there will be over 2 million new cases of CRC in 2025, with nearly 1 million deaths. CRC includes colon cancer (57.5%), rectal cancers (35%), and anal cancer (2.5%). According to the American Cancer Society (“ACS”), in the United States, there will be 154,270 newly diagnosed cases of CRC and 52,900 estimated deaths from CRC. When the symptoms of CRC appear, such as rectal bleeding, anemia, or abdominal pain, most patients are already in the advanced stage where cancers are aggressive, malignant, and metastatic. Mutations in the pathways modulated by DKK1, such as APC, and activation of the Wnt pathway are highly prevalent in CRC patients. CRCs belonging to the consensus molecular subtype 2 (“CMS2”) are specifically characterized by hyperactivation of Wnt signaling. CMS2 is most seen in cancers in the distal colon and rectum. For patients who have non-microsatellite instability-high (“MSI-H”) colorectal cancer, and who do not have a specific mutation that can be targeted with approved therapies, outcomes are extremely poor for patients who have progressed on first-line therapy. A clinical trial of the antibody bevacizumab in combination with chemotherapy generated a response rate of approximately 5% and PFS of 5.7 months. In 2024, according to company estimates, there were roughly 45,000 and 265,000 first-line treated patients and roughly 30,000 and 160,000 second-line treated patients for advanced CRC in the United States and top 7 non-US markets, respectively. We estimate that roughly 50% of second-line treated patients did not receive first-line anti-VEGF therapy. We also estimate that the relevant DKK1-high population would be 25% of second-line CRC patients.

Our Product and Clinical Studies

Sirexatamab (DKN-01)

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

Published data, including from The Cancer Genome Atlas (“TCGA”) and real world evidence from our collaboration with Tempus, indicate that DKK1 levels are significantly higher or have an important high DKK1 population in many cancers, including esophagogastric cancer (“EGC”), non-small cell lung cancer (“NSCLC”), endometrial cancer, CRC, and pancreatic cancer. In addition, elevated DKK1 is associated with worse overall survival or time to treatment discontinuation for patients with CRC and several other cancers. Researchers have shown that when the DKK1 protein is added in certain animal models, the cancer grows larger.

Publications have also demonstrated a role for DKK1 in maintaining an environment around a tumor that suppresses the immune system’s ability to clear the tumor and to prevent metastasis. DKK1 has been shown to activate the suppressive effects of myeloid–derived suppressor cells (“MDSC”). Other published data has shown that metastatic tumor cells with stem cell-like features avoid the immune system by overexpressing DKK1 and secreting it out of the cell. Secreted DKK1 can then down-regulate certain molecules on tumor cells known as natural killer cell activating ligands, that would activate the immune system, causing these cancer cells to remain invisible to natural killer cells (“NK cells”) and evade the immune system. We have also identified DKK1 as being involved with the activity of T regulatory cells that can suppress anti-tumor T lymphocytes (“T cells”). Through these multiple activities, research has shown that DKK1 helps protect the cancer cells from being targeted by the immune system.

Preclinical studies that we and others have conducted demonstrated that using an anti-DKK1 antibody can lead to clinical benefits in xenograft cancer models. The anti-DKK1 antibody is believed to shift cell signaling in multiple cell types, thereby resulting in an anti-tumor immune effect. In these models, researchers demonstrated that an anti-DKK1 antibody allowed the immune system to recognize and attack the cancer cells. We believe that the more selective and local the activity is to the tumor, the more likely a drug will be safe and well tolerated and a potential combination partner to other anti-cancer drugs. Further, our preclinical and clinical data suggests that sirexatamab upregulates PD-L1, suggestive of synergy in combination with an anti-PD1/PD-L1 therapy.

Sirexatamab is a high affinity, neutralizing monoclonal antibody targeting DKK1. We have shown that sirexatamab reduces free DKK1 levels and has demonstrated an anti-tumor effect in preclinical models.

The FDA granted orphan drug designation to sirexatamab for the treatment of gastric and gastroesophageal junction cancer. In addition, on September 24, 2020, the FDA granted Fast Track designation to sirexatamab in combination with BeiGene’s tislelizumab for the treatment of patients with gastric and gastroesophageal junction adenocarcinoma whose tumors express high DKK1, following disease progression on or after prior fluoropyrimidine- and platinum- containing chemotherapy and if appropriate, human epidermal receptor growth factor (HER2)/neu-targeted therapy.

We are currently developing sirexatamab in a clinical trial in patients with colorectal cancer and have also conducted clinical trials in patients with gastric/gastroesophageal junction cancer and endometrial cancer patients.

Colorectal Cancer

We have evaluated sirexatamab in multiple preclinical CRC models. Sirexatamab showed additive activity with 5-fluorouracil (5-FU) chemotherapy, which is commonly used in CRC patients, and in two CRC models that were resistant to 5-FU therapy. Treatment with sirexatamab can result in tumor regressions as a monotherapy and can overcome 5-FU-resistance to have further activity in combination with 5-FU chemotherapy. We believe that these 5-FU-resistant models are reflective of the second-line CRC population currently being recruited in the DeFianCe clinical study. Supportive of anti-angiogenic activity, preclinical models have also shown fewer and smaller blood vessels in response to sirexatamab treatment, and an additive effect of sirexatamab + bevacizumab at reducing xenograft tumor size.

DeFianCe Study –Second Patients Combination with bevacizumab and chemotherapy

The DeFianCe study is a Phase 2, randomized, open-label, multicenter study of DKN-01 in combination with standard of care bevacizumab and chemotherapy in patients with advanced microsatellite stable (“MSS”) CRC who have received one prior systemic therapy. Part A of the study enrolled 33 patients. Based on the results of these first 33 patients, the study expanded into a 188-patient randomized controlled trial against bevacizumab and standard of care chemotherapy. The primary objective is progression-free survival (“PFS”). Secondary objectives include overall response rate (“ORR”), duration of response (“DoR”), and overall survival (“OS”), including in the exploratory populations of patients with high DKK1 and who have had no prior anti VEGF therapy.

In January 2025, we presented updated ORR and PFS data from Part A of DeFianCe. In the 27 response-evaluable patients, the ORR was 33% and the disease control rate (“DCR”) was 93%. Of these responding patients, the median DoR experienced was 9.92 months. The 21 patients with CRC originating on the left side of the colon or rectum experienced an ORR of 38%, a DCR of 100%, and median PFS of 8.64 months. In the 15 patients who had never received prior bevacizumab, the ORR was 53%, the DCR was 93%, and their median PFS was 8.05 months.

On March 26, 2025, we reported updated preliminary clinical data from Part B of the randomized and controlled DeFianCe Study.

•

In patients with high circulating DKK1 plasma levels (upper quartile as measured by the SomaLogic SomaScan platform, n=44), the sirexatamab experimental Arm has improved ORR, by both investigator-assessment (“IA”) and blinded independent central review (“BICR”), PFS and OS compared to the control arm:

	Sirexatamab
	Experimental Arm	Control Arm
	(n=25)	(n=19)
ORR by IA	48.0%	15.8%	p = 0.0067
ORR by BICR	40.0%	5.3%	p < 0.001
Median PFS	9.36 months	5.88 months	HR 0.46,
			95% CI: 0.21,
			1.02
			p = 0.0248
Median OS	NYR	9.49 months	HR 0.09,
			95% CI: 0.01,
			0.69
			p = 0.0018
Patients remaining on study drug	10	1

●	In patients with high circulating DKK1 plasma levels (upper median as measured by the SomaLogic SomaScan platform, n=88), the sirexatamab experimental arm has improved ORR, by both IA and BICR, PFS, and OS compared to the control arm:

	Sirexatamab
	Experimental Arm	Control Arm
	(n=50)	(n=38)
ORR by IA	40.0%	23.7%	p = 0.0476
ORR by BICR	40.0%	10.5%	p < 0.001
Median PFS	7.66 months	7.23 months	HR 0.57,
			95% CI: 0.33,
			0.99
			p = 0.0218
Median OS	NYR	NYR	HR 0.32,
			95% CI: 0.1,
			1.08
			p = 0.0269
Patients remaining on study drug	18	6

•	In patients who had not received prior anti-VEGF therapy (n=95), the sirexatamab experimental arm (n=49) has improved ORR, PFS and OS compared to the Control Arm:

	Sirexatamab
	Experimental Arm	Control Arm
	(n=49)	(n=46)
ORR by IA	55.1%	32.6%	p = 0.0116
ORR by BICR	44.9%	21.7%	p = 0.0066
Median PFS	10.94 months	8.34 months	HR 0.59,
			95% CI: 0.32,
			1.07
			p = 0.0386
OS	NYR	NYR	HR 0.22
			95% CI: 0.03,
			2.01
			p = 0.0719
Patients remaining on study drug	23	8

•

Across the intent-to-treat (ITT) population with second-line MSS CRC (n=188), the sirexatamab experimental arm had improved ORR compared to the control arm, with PFS and OS still to mature due to the high number of patients remaining on study drug:

	Sirexatamab
	Experimental Arm	Control Arm
	(n=94)	(n=94)
ORR by IA	36.2%	25.5%	p = 0.0536
ORR by BICR	33.0%	16.0%	p = 0.0023
PFS	7.82 months	8.31 months	HR 0.83
			95% CI: 0.56,
			1.24
			p = 0.1809
Patients remaining on study drug	34	24

DKK1 levels correlated with increasing clinical benefit in those patients receiving DKN-01 compared to Control patients in the control arm who did not. In addition, patients in the experimental arm with lung metastases had an ORR advantage relative to patients with lung metastases in the control arm (36% vs 13%, n=90) and patients in the experimental arm with liver metastases had an ORR advantage relative to patients with liver metastases in the control arm (37% vs 28%, n=136). Prior immunotherapies have been shown to typically perform poorly in treating patients with lung metastases or liver metastases.

Gastric / Gastroesophageal Junction Cancer

DisTinGuish Study - Part C –– First Line Randomized Controlled Trial combination with tislelizumab and SOC chemotherapy

In collaboration with BeiGene, we conducted P205, the DisTinGuish study, a three-part Phase 2 study of DKN-01 in combination with tislelizumab in patients with inoperable, locally advanced, gastric and gastroesophageal junction adenocarcinoma (“GEA”). Part C of the DisTinGuish study enrolled 170 first-line, HER2-negative GEA patients. Patients were randomized to receive either DKN-01 in combination with tislelizumab and SOC chemotherapy or to receive tislelizumab and SOC chemotherapy. The primary objective was to determine the effect of adding DKN-01 on the endpoint of median PFS in DKK1-high patients (defined as DKK1 TPS > 20) and in all patients. Secondary objectives of Part C included OS and ORR as measured by RECIST v1.1 in DKK1-high and all patients. Enrollment began in October 2022 and was completed in December 2023.

In January 2025, we reported results of Part C. While demonstrating activity in biomarker populations, the study did not generate a clear positive signal and we believe the study will be negative on the primary PFS endpoints when it completes, resulting in the decision not to move forward with Phase 3 studies in gastric cancer. Across the Intent-to-Treat (“ITT”) population (n=170), patients treated with sirexatamab plus tislelizumab and chemotherapy (experimental arm, n=85) had a confirmed ORR of 52% by both IA and BICR, while patients treated with tislelizumab and chemotherapy alone (control arm, n=85) had a confirmed ORR of 56% by IA and 42% by BICR. By BICR, patients in the experimental arm with DKK1-high tumors (n=22) had a confirmed ORR of 59%, compared to 36% in the control arm (n=22) and patients in the experimental arm with PD-L1-negative tumors (n=18) had a confirmed ORR of 44% compared to 32% in the control arm (n=19). In the ITT population, preliminary median PFS in the experimental arm was 9.72 months by BICR and 7.66 months by IA compared to 11.99 months by BICR and 10.41 months by IA in the control arm. The median PFS for tislelizumab plus chemotherapy in the Phase 3 Rationale-305 study was 6.9 months (95% CI: 5.7, 7.2). In the DKK1-high population, preliminary median PFS in the experimental arm was 7.72 months by BICR and 7.43 months by IA compared to 7.79 months by BICR and 11.14 months by IA in the control arm. The hazard ratio for PFS by BICR was 0.68, representing a trend in favor of the experimental arm in the overall time to event analysis. Sirexatamab plus tislelizumab and chemotherapy was well tolerated, without additive toxicity to the standard of care.

FL-501

FL-501 is a potential best in class monoclonal antibody in preclinical development that targets growth and differentiation factor 15 (GDF15), which is a cytokine that is produced at elevated levels in response to various stresses, including chronic inflammation, obesity, cardiovascular diseases, cancers, and chemotherapy treatment. High GDF15 expression is associated with cachexia including loss of appetite, nausea and weight loss, and is also a validated target with a successful randomized clinical trial from Pfizer. FL-501 was engineered for higher target affinity and a longer plasma half-life compared to competing therapies. In preclinical cachexia models, FL-501 increased body weight and restored muscle mass. In addition, we are interested in the role of GDF15 in promoting an immunosuppressive tumor micro-environment, much like DKK1, and the broad range of cancers including gastric, colorectal, pancreatic and prostate, where elevated GDF15 also correlates with poor prognosis.

FL-501 is being developed through a collaboration agreement with Adimab.

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

Our ability to prevent third parties from making, using, selling, offering to sell or importing competing products to ours, including a competitor to sirexatamab depends on the validity, enforceability and/or scope of our patents. We have several patents and patent applications relating to sirexatamab and its therapeutic uses, and possess substantial know-how relating to the development and commercialization of sirexatamab. We are the licensee of patents and patent applications relating to sirexatamab. We cannot be sure that any of our pending patent applications or future patent filings will lead to the issuance of new patents, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be adequate to protect our market.

We plan on pursuing in-licensing opportunities to develop, strengthen and maintain our proprietary position in our field. We expect to use trademark protection for our products as they are marketed.

Patents

We exclusively license from Eli Lilly and Company (“Lilly”), rights under 25 issued patents and 2 pending patent applications, all of which belong to the same patent family. The patents and applications in this patent family are directed to the composition of matter and use of sirexatamab, and include (i) one issued U.S. Patent, (ii) issued patents in the following jurisdictions: Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Gulf Cooperation Council, India, Israel, Japan, Lebanon, Macao, Mexico, New Zealand, Pakistan, Singapore, South Africa, Taiwan, Ukraine, Hong Kong and South Korea and (iii) pending applications in the following jurisdictions: Venezuela and Thailand. The base 20-year term for patents in this family would expire in 2030. The U.S. patent will expire 87 days after the base term due to patent term adjustment. Patent term extensions for delays in marketing approval may also extend the terms of patents in this family.

We own one issued U.S. Patent, granted patents in Japan, Korea, Mexico, and Israel and pending applications directed to the use of a biomarker in patients receiving DKN-01 therapy in the following jurisdictions: Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Russia, Singapore and the United States. The issued U.S. Patent and any additional patents that may issue in the United States based on the pending U.S. Application will expire in 2037, absent any terminal disclaimer, patent term adjustment due to administrative delays by the United States Patent and Trade Office (“USPTO”) or patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act or Hatch-Waxman Amendment, and provided that all required maintenance fee payments are timely paid. The Japanese Patent and any other patents that may issue in foreign jurisdictions will likewise expire in 2037, provided that all required annuities are timely paid.

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

We also own another patent family directed to the treatment of colorectal cancer using combination therapy comprising sirexatamab and additional therapeutic agents. Applications are pending in the following jurisdictions: the United States of America, China, Japan, South Africa, South Korea, Australia, New Zealand, Canada, Mexico, Brazil, Israel, Europe and Singapore. Any patent that may issue in the United States based on the pending U.S. application will expire no earlier than 2043 absent any terminal disclaimer. Any patents issued in foreign jurisdictions will likewise expire in 2043.

We also own two U.S. Provisional applications directed to the treatment of colorectal cancer using combination therapy comprising sirexatamab and additional therapeutic agents in specific subpopulations of patients. If non-Provisional patent applications claiming the benefit of the first filed pending U.S. Provisional patent application referenced above are filed in 2025, any patent that may issue from such applications will expire no earlier than 2045 absent any terminal disclaimer. Any patents issued in foreign jurisdictions will likewise expire in 2045.

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

The term of a U.S. patent may be eligible for patent term extension under the Hatch-Waxman Act, to account for at least some of the time a product is under development and regulatory review after the patent is granted. With regard to a product for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of protection of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved product, an FDA-approved method of treatment using the product, and/or a method of manufacturing the FDA-approved product. The extended protection cannot exceed the shorter of five years beyond the non-extended expiration of the patent or fourteen years from the date of the FDA approval of the product. Some foreign jurisdictions, including Europe, have patent extension provisions (e.g., supplementary protection certificates), which allow for extension of the protection of a patent that covers a drug approved by the applicable foreign regulatory agency. In the future, if and when sirexatamab or any of our other products receives FDA approval, we expect to apply for patent term extension to extend the protection of one of our U.S. patents covering the product, its use, or a method of manufacturing this product. We also may pursue extensions in foreign jurisdictions where applicable.

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

Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. For example, Novartis, Merck, Amgen, Pfizer, Junshi Biosciences and Twist Biosciences are all currently developing or have previously been developing anti-DKK1 monoclonal antibodies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Manufacturing and Distribution

We do not have, and we do not currently plan to acquire or develop, the facilities or capabilities to manufacture clinical trial material for use in human clinical trials or finished drug product for commercialization. We depend on third-party contract manufacturers (“CMOs”), for the production of clinical trial material for our studies. Our sirexatamab bulk drug substance (“DS”), is produced at our CMO, ThermoFisher Scientific, which is required to comply with the FDA’s Current Good Manufacturing Practice (“cGMP”) regulations. Our finished drug product is produced at a contract fill/finisher provider, which is also required to comply with cGMP regulations. We have personnel with significant technical, manufacturing, analytical, quality and project management experience to oversee our third-party CMOs and to manage manufacturing and quality data and information for regulatory compliance purposes.

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

Research and Development Expenses

Our total research and development expenses were $57.2 million and $73.2 million, during the years ended December 31, 2024 and 2023, respectively. See Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional details regarding our research and development activities.

Employees

As of December 31, 2024, we had 52 full-time employees, including 41 in research and development and 11 in general and administrative roles. We have 2 employees who have an M.D., 12 employees who have a Ph.D., 1 employee who has a JD, and 18 employees with a master’s degree. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

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

We are a clinical-stage biopharmaceutical company with a limited operating history on which to base your investment decision. Investment in our biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that our lead product candidate, sirexatamab, or any other products will fail to gain regulatory approval or become commercially viable. We do not currently have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales. We have incurred significant research, development and other expenses related to our ongoing operations.

As a result, we have not been profitable to date and have incurred losses in every reporting period since our inception in 2011. For the year ended December 31, 2024, we reported a net loss of $67.6 million and had an accumulated deficit of $467.4 million at December 31, 2024.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue the research and development of and seek regulatory approvals for sirexatamab and FL-501. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If sirexatamab fails in clinical trials or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We currently have no source of product revenue and may never become profitable.

We have not generated any product revenues, and we have no commercial products. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully gain regulatory approval and commercialize sirexatamab, FL-501, or other product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval, we do not know when we will generate revenue from product sales, if at all. Our ability to generate revenue from product sales from any product candidates also depends on a number of additional factors, including but not limited to, our ability to:

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

In addition, because of the numerous risks and uncertainties associated with product development, including that our product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Our failure to become and remain profitable would depress the value of our company and could impair our ability to expand our business, maintain our research and development efforts, diversify our product offerings, or even continue operations.

We will require additional capital to fund our operations which may not be available on acceptable terms, or at all. Failure to obtain financing when needed may force us to delay, limit or terminate our product development efforts or other operations which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the development of sirexatamab and FL-501 and launch and commercialize our product candidates, if we receive regulatory approval. We will require additional capital for further development and potential commercialization. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our cash and cash equivalents will enable us to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

●	initiation, progress, timing, costs and results of pre-clinical studies and clinical trials for our product candidates;
●	costs and timing of additional clinical trial and commercial manufacturing activities;
●	clinical development plans we establish for sirexatamab, FL-501 and any other future product candidates;
●	number and characteristics of any new product candidates that we in-license and develop;
●	outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;
●	costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;
●	effect of competing product candidates and market developments; and
●	costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

If we are unable to fund our operations or otherwise capitalize on our business opportunities due to a lack of capital, our business, operations and financial condition will be materially adversely affected, and we could be forced to significantly limit or reduce the scope of our business, operations and activities, or to sell ourselves or engage in some other strategic transaction at an unfavorable price and on other unfavorable terms, or to discontinue our business and operations entirely, wind-up and liquidate.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates.

Until we can generate substantial revenue from product sales, if ever, we expect to seek additional capital through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements, and mergers with other companies. To the extent that we raise additional capital through the sale or issuance of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts, or to grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves, or to sell ourselves or engage in some other strategic transaction at an unfavorable price and on other unfavorable terms, or to discontinue our business and operations entirely, wind-up and liquidate. If we raise additional funds through strategic collaborations and alliances, licensing arrangements, or mergers with third parties, we may have to relinquish valuable rights to our product candidates in particular countries, or grant licenses on terms that are not favorable to us.

Risks Related to Our Business and Industry

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

The results of preclinical studies, preliminary study results, and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials or the ultimately completed trials. For instance, while we have early clinical trial results for our clinical studies of sirexatamab, additional clinical trials are still ongoing and will be needed for the registration of sirexatamab. Moreover, these results may not be representative of the ultimate global study population. The ultimate study results of our ongoing or future trials may be different than the ones we have seen to date. Additionally, the clinical trials conducted to date were relatively small, open-label, uncontrolled studies. Preliminary and final results from such studies may not be representative of study results that are found in larger, controlled, blinded, and longer-term studies.

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

In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Any such change may require us to amend our clinical trial protocols, conduct additional studies that require regulatory or IRB approval, or otherwise cause delays in the approval or rejection of an application. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Both sirexatamab and FL-501 will require additional preclinical and clinical development, as well as additional manufacturing development before we will be able to submit a marketing application to the FDA. Moreover, should the FDA determine that a companion diagnostic device is required for use of our product candidates or should we decide to pursue the development of a companion diagnostic device for the use of our product candidates, further development work would be required for such a device, including, possibly the approval of an Investigational Device Exemption for the study of such a device from the FDA, compliance with the FDA’s device regulations, and either FDA clearance or approval of the device for commercial use. Such development would require additional time and expense and be subject to the risk of FDA non-approval or clearance of the diagnostic. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or the ability of any of our future collaborators to generate revenue from the particular product candidate, which could result in significant harm to our financial position and adversely impact our stock price.

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

Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays or limitations in the approval of or the decision not to approve an application. It is possible that neither of our product candidates, sirexatamab and FL-501, nor any product candidates we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us or any future collaborators to commence product sales.

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

Our inability to enroll and maintain a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether.

Enrollment delays in our clinical trials may result in increased development costs for our product candidates, or our inability to complete the development of our product candidates, which could materially impair our ability to generate revenues, limit our ability to obtain necessary additional financing and cause the value of our company to decline.

Interim, “top-line” or preliminary data from studies or trials announced or published from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we publicly disclose “top-line” or preliminary data from preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data, the particular study, or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to evaluate all data. As a result, the “top-line” or preliminary data that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. “Top-line” or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, “top-line” or preliminary data should be viewed with caution until the final data are available.

From time to time, we also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could seriously harm our business.

Third parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant by you or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the “top-line” or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could seriously harm our business.

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

Risks Related to the Development and Commercialization of Our Product Candidates

Our clinical development program was restructured following the results of the data received for our gastric cancer program, and we cannot guarantee that our redirected focus on colorectal cancer and FL-501 will be successful.

On January 28, 2025, we announced results from our DisTinGuish Part C study evaluating sirexatamab (DKN-01) in combination with tislelizumab and chemotherapy in first-line patients with advanced gastroesophageal junction and gastric cancer. While the study demonstrated activity in certain biomarker populations, it did not generate a clear positive signal and was negative on the primary progression-free survival endpoints. As a result, we decided not to pursue the development of the program into Phase 3 studies for gastric cancer.

We have redirected our development focus and resources primarily toward our colorectal cancer program based on the data from the DeFianCe study, and we are continuing the preclinical development of FL-501, our humanized monoclonal antibody targeting the growth and differentiation factor 15 (GDF-15) protein. This strategic realignment represents a significant change in our clinical development pipeline and priorities.

There can be no assurance that our colorectal cancer program will show positive results as the data matures or in future clinical trials. Similarly, we cannot guarantee that our preclinical FL-501 program will advance successfully through development. If our redirected focus on these programs does not yield positive results, our business, financial condition, and prospects could be materially and adversely affected.

The therapeutic safety and efficacy of sirexatamab is unproven, and we may not be able to successfully develop and commercialize any of our products.

Our clinical stage product, sirexatamab is a novel monoclonal antibody and its potential benefit as a therapeutic cancer drug is unproven. Our ability to generate revenues from product sales, which we do not expect will occur in the short term, if ever, will depend on successful development and commercialization after approval, if achieved, which is subject to many potential risks. Sirexatamab may interact with human biological systems in unforeseen, ineffective or harmful ways. If our products are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to be ineffective in later stage studies or cause side effects that prevented further development of the compound. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third party licensing or collaboration transactions with respect to, or successfully commercialize sirexatamab, in which case we will not achieve profitability and the value of our stock may materially decline.

Our future success is heavily dependent on the success of sirexatamab.

We do not have any products that have gained regulatory approval. Currently, our most advanced clinical-stage product candidate is sirexatamab, and it is currently in its Phase II randomized, controlled clinical trials. As a result, our business is substantially dependent on our ability to successfully develop, form strategic partnerships for, obtain regulatory approval for, and, if approved, to successfully commercialize sirexatamab. We must demonstrate, with substantial evidence gathered in preclinical studies and well-controlled clinical trials, that the product is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Even if sirexatamab were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations, such as use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may discover, in-license, develop or acquire in the future. If we are unable to successfully develop or commercialize our products, we may not be able to earn sufficient revenues or generate sufficient funding to continue our business.

We face substantial competition from much larger competitors, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.

The development and commercialization of new drug products is highly competitive, especially in the oncology space in which we operate. We face competition with respect to sirexatamab and FL-501 and will likely face competition with respect to any other product candidates that we may seek to develop in the future, from major pharmaceutical companies and biotechnology companies worldwide. There are several companies that are marketing drugs and testing product candidates in the same cancer indications as we are. Some of these competitive products and therapies are based on scientific mechanisms of action that are the same as or similar to our approaches for DKN-01 and FL-501. For example, Novartis, Merck, Pfizer, and Amgen have previously been developing anti-DKK1 monoclonal antibodies. In addition, Pfizer, CatalYm, NGM Biosciences, among other companies, are all currently developing or have developed antibodies targeting GDF-15.

More established companies may have a competitive advantage over us due to their greater size, cash flows, and institutional experience. Compared to us, many of our competitors may have significantly greater financial, technical, and human resources. Due to the significant resources required for the development of our product candidates, we must decide which product candidates to pursue and advance and the resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates may not lead to the development of any viable commercial product and may divert resources away from better opportunities. As a result of these factors, our competitors may obtain regulatory approval of their products before we are able to, which may limit our ability to develop or commercialize sirexatamab and FL-501. Our competitors may also develop drugs that are safer, more effective, more widely used, and/or cheaper than ours, and may also be more successful than us in manufacturing and marketing their products. These advantages could render our product candidates non-competitive before we can recover the expenses of development and commercialization.

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

We do not manufacture any of our product candidates, and we do not currently plan to develop any capacity to do so. We utilize third-party contract manufacturing organizations (“CMOs”), to manufacture the clinical trial material of sirexatamab and expect to do so for commercial products, if approved. We do not have any long-term commitments from our CMOs for clinical trial material or guaranteed prices for our product candidates. Any delays in obtaining adequate supplies with respect to our product candidates will delay the development or commercialization of our product candidates.

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

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

●	the results of clinical trials or development activities of our programs, or any future programs we may acquire;
●	public perception and market reaction to our interim data from clinical trials;
●	actual or anticipated fluctuations in our financial condition and operating results;
●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
●	issuance of new or updated research or reports by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	additions or departures of key management or other personnel;
●	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
●	announcement or expectation of additional debt or equity financing efforts;
●	sales of our common stock by us, our insiders or our other stockholders; and
●	general economic and market conditions.

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

We are a “smaller reporting company,” and we take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in our common stock being less attractive to investors.

We qualify as a “smaller reporting company” which will allow us to take advantage of scaled disclosure requirements. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, our stock price may be more volatile and it may be difficult for us to raise additional capital as and when we need it. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

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

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our Common Stock.

Our common stock is listed on The Nasdaq Stock Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On March 12, 2025, we received a letter from Nasdaq stating that the we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Closing Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. This letter provides an initial 180 calendar day period, or until September 8, 2025, in which to regain compliance. We may request stockholder approval to undergo a reverse stock split in order to regain compliance with the $1.00 closing bid price requirement. If we do not regain compliance by September 8, 2025, we may be eligible for an additional 180-day grace period. If we fail to regain and maintain compliance with the Closing Bid Price Rule or we fail to continue to meet all other applicable continued listing requirements for The Nasdaq Stock Market, our common stock may be delisted, which would adversely affect the market liquidity of our common stock and our ability to obtain financing to fund our operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to maintain the security, confidentiality, integrity, and availability of our business systems and confidential information, including personal information and intellectual property. Our cybersecurity program includes systems and processes for assessing, identifying and managing material risks from cybersecurity threats and include maintenance and monitoring of information security policies aligned with Information Technology controls; user and employee awareness of cyber policies and practices; information systems configuration management; infrastructure security systems; and cyber threat operations with continuous monitoring and threat hunting. This program includes processes to oversee and identify material risks from cybersecurity threats associated with our use of third party service providers. We also engage a range of third party experts in connection with various security implementation, and maintenance activities related to our cybersecurity program.

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

Holders of Record

As of March 20, 2025, there were approximately 41 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and our securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

Recent Sales of Unregistered Securities

Set forth below is information regarding sales of equity securities made by us during the period covered by the report that were not registered under the Securities Act, except for those unregistered sales of equity securities made by us that were previously disclosed in the Current Report on Form 8-K filed on April 11, 2024.

In the fourth quarter of 2024, we issued 41,289 shares of our common stock to investors upon exercise by such investors of warrants held by such investors that we had previously issued to them in transactions that were exempt from the registration requirements of the Securities Act pursuant to either Rule 506 of Regulation D promulgated under the Securities Act or Section 4(2) of the Securities Act. The exercise price of these warrants was $2.82 per share. Some of these warrants were exercised on a net issue basis for an aggregate of 14,532 shares of our common stock and the other warrants were exercised for an aggregate of 26,757 shares of our common stock by making payment of the applicable cash exercise price. The offer, sale and issuance of the shares of our common stock issued to the holders of these warrants upon their exercise were exempt from the registration requirements of the Securities Act pursuant to either Section 3(a)(9) of the Securities Act in the case of those warrants exercised on a net issue basis or Section 4(2) of the Securities Act in the case of those warrants exercised on a cash basis.

Purchases of Equity Securities

We did not purchase any of our registered equity securities during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

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

Our lead clinical stage program is sirexatamab (DKN-01), a monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. We are currently studying sirexatamab in multiple ongoing clinical trials in patients with esophagogastric cancer, gynecologic cancers, or colorectal cancer. We also have a preclinical antibody program FL-501.

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

We have incurred net losses in each year since our inception in 2011. Our net loss was $67.6 million for the year ended December 31, 2024 and $81.4 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of approximately $467.4 million. Our net losses have resulted primarily from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and have operating losses for at least the next several years as we:

●	continue the development of our product candidates,sirexatamab and FL-501;
●	seek to obtain regulatory approvals for our product candidates;
●	outsource the manufacturing of our product candidates for clinical trials and any indications for which we receive regulatory approval;
●	contract with third parties for the sales, marketing and distribution of sirexatamab for any indications for which we receive regulatory approval;
●	maintain, expand and protect our intellectual property portfolio;
●	continue our research and development efforts;
●	add operational, financial and management information systems and personnel, including personnel to support our product development efforts; and
●	operate as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the commercialization of sirexatamab or any other product candidate. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates, and could force us to significantly limit or reduce the scope of our business, operations and activities, or to sell ourselves or engage in some other strategic transaction at an unfavorable price and on other unfavorable terms, or to discontinue our business and operations entirely, wind-up and liquidate.

As of December 31, 2024, we had cash and cash equivalents of $47.2 million. We believe that our cash and cash equivalents as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the filing of this Annual Report on Form 10-K. See “—Liquidity and Capital Resources.”

Financial Overview

Research and Development Expenses

Our research and development activities have included conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates, primarily sirexatamab. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

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

We plan to increase our research and development expenses for the foreseeable future as we continue the development of sirexatamab and any other product candidates, subject to the availability of additional funding.

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

We participate, through our subsidiary in Australia, in the Australian government’s R&D Incentive program, such that a percentage of our eligible research and development expenses are reimbursed by the Australian government as a refundable tax offset and such incentives are reflected as other income. This percentage was 43.5% for both the years ended December 31, 2024 and 2023.

The table below summarizes our research and development expenses incurred by development program and the R&D incentive income for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	(in thousands)
Direct research and development by program:
DKN-01 program	$56,748	$42,743
TRX518 program	9	31
FL-301 program	31	140
FL-302 program	76	—
FL-501 program	347	120
FL-101 program	—	618
In-process research and development acquired from Flame	—	29,582
Total research and development expenses	$57,211	$73,234
Australian research and development incentives	$—	$1,101

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

Income taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year, due to our uncertainty of realizing a benefit from those items. As of December 31, 2024, we had federal and state net operating loss (“NOL”) carryforwards of $42.2 million and $47.2 million, respectively. The federal NOL’s are indefinitely lived and state NOL’s begin to expire in 2032.

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have completed a study to assess whether an ownership change occurred or whether there were multiple ownership changes since we became a “loss corporation” as defined in Section 382. We experienced multiple ownership changes occurring in 2019, 2020, and 2023. The ownership changes have and will continue to subject our pre-ownership change NOL carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset taxable income in periods following the ownership changes. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. As a result of the ownership changes, we are limited to a $0.0 million annual limitation on our ability to utilize our NOL’s and R&D credits recognized prior to the Flame merger. Due to this limitation, approximately $210.7 million of the federal NOL’s and $7.8 million of federal R&D credits will expire unutilized. Additionally, approximately $192.2 million and $1.8 million, respectively, of state NOL’s and R&D tax credits will expire unutilized. As a result, we have reduced our deferred tax assets related to the federal and state NOL’s and R&D credits which are offset by the corresponding decrease in the valuation allowance.

As of December 31, 2024, we also had federal and state R&D tax credits of $3.0 million and $0.6 million, respectively, which begin to expire in 2043 and 2038, respectively, for federal and state tax purposes.

There is no provision for income taxes in the United States because we have historically incurred operating losses and maintain a full valuation allowance against our deferred tax assets in these jurisdictions. A provision for income taxes was recorded in Australia based on the results of our foreign subsidiary.

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

Accrued Research and Development Expenses

As part of the process of preparing consolidated financial statements, we are required to account for research and development expenses. This process involves communicating with our applicable personnel and service providers to identify services that have been performed on our behalf and the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly for services performed. We accrue for our research and development expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of the data that we use to accrue for research and development expenses with selected service providers and make adjustments, if necessary. To date, we have not adjusted our accruals at any particular balance sheet date by any material amount. Examples of accrued research and development expenses include:

●	fees paid to CROs for management of our clinical trial activities;
●	fees paid to investigative sites in connection with clinical trials;
●	fees paid to contract manufacturers in connection with the production of clinical trial supplies; and
●	professional services and fees.

We base our expenses related to clinical trials on the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. If we do not accurately identify costs that we have incurred, our actual expenses could differ from our accruals.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following tables summarize our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change

	(in thousands)
Operating expenses:
Research and development	$57,211	$73,234	$(16,023)
General and administrative	12,846	13,807	(961)
Total operating expenses	70,057	87,041	(16,984)
Loss from operations	(70,057)	(87,041)	16,984
Interest income	3,129	4,027	(898)
Australian research and development incentives	—	1,101	(1,101)
Other income	—	500	(500)
Foreign currency losses	(42)	(13)	(29)
Change in fair value of Series X preferred stock warrant liability	—	12	(12)
Loss before income taxes	(66,970)	(81,414)	14,444
Provision for income taxes	(585)	—	(585)
Net loss	(67,555)	(81,414)	13,859
Dividend attributable to down round feature of warrants	(234)	—	(234)
Net loss attributable to common stockholders	$(67,789)	$(81,414)	$13,625

Research and Development Expenses

	Year Ended December 31,		Increase
	2024	2023	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$56,748	$42,743	$14,005
TRX518 program	9	31	(22)
FL-301 program	31	140	(109)
FL-302 program	76	—	76
FL-501 program	347	120	227
FL-101 program	—	618	(618)
In-process research and development acquired from Flame	—	29,582	(29,582)
Total research and development expenses	$57,211	$73,234	$(16,023)

Research and development expenses were $57.2 million for the year ended December 31, 2024, compared to $73.2 million for the year ended December 31, 2023. The decrease of $16.0 million in research and development expenses was primarily due to $29.6 million of in-process research and development (“IPR&D”) acquired in the Flame merger which we expensed during the year ended December 31, 2023, as we concluded that the IPR&D acquired did not have an alternative future use. This decrease was partially offset by an increase of $8.8 million in clinical trial costs due to due to patient enrollment, the duration of patients on study, the enhancement of correlative studies, the increase in site activity associated with Part C of the DisTinGuish study, and the expansion of the size of Part B of the DeFianCe study. There was also an increase of $2.8 million in manufacturing costs related to clinical trial material due to timing of manufacturing campaigns, an increase of $1.6 million in payroll and other related expenses due to an increase in headcount of our research and development full-time employees, an increase of $0.2 million in stock based compensation expense due to new stock options granted to employees during the year ended December 31, 2024 and an increase of $0.2 million in consulting fees associated with research and development activities.

General and Administrative Expenses

General and administrative expenses were $12.8 million for the year ended December 31, 2024, compared to $13.8 million for the year ended December 31, 2023. The decrease of $1.0 million was primarily attributable to a $1.3 million decrease in professional fees due to lower finance and legal costs associated with our business development activities during the year ended December 31, 2024 as compared to the year ended December 31, 2023. This decrease was partially offset by an increase of $0.2 million in stock-based compensation expense due to new stock options granted to employees during the year ended December 31, 2024 and an increase of $0.1 million in payroll and other related expenses.

Interest Income

We recorded interest income of $3.1 million and $4.0 million, respectively, during the years ended December 31, 2024 and 2023. The decrease during the year ended December 31, 2024 as compared to the same period in 2023 was due to a lower average cash and cash equivalents balance.

Australian Research and Development Incentives

We recorded R&D incentive income of $1.1 million for the year ended December 31, 2023, based upon the applicable percentage of eligible research and development activities under the Australian Incentive Program, net of our Australian tax liability, which expenses included the cost of manufacturing of clinical trial material. We did not recognize any R&D incentive income during the year ended December 31, 2024.

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

During the year ended December 31, 2023, we received $2.3 million of research and development tax incentive payments from the Commonwealth of Australia as a result of the 2022 research and development activities. During the year ended December 31, 2024, we did not receive any research and development tax incentive payments from the Commonwealth of Australia as a result of the 2023 research and development activities. We expect to receive $0.8 million of research and development tax incentive payments during the year ended December 31, 2025 for research and development activities performed during 2023.

The remaining R&D incentive receivable has been recorded as “Research and development incentive receivable” in the consolidated balance sheets.

Foreign Currency Losses

We recorded an immaterial amount of foreign currency losses for the years ended December 31, 2024 and 2023. The change in foreign currency losses is due to the changes in the Australian dollar exchange rate related to activities of the Australian entity.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2024, we had cash and cash equivalents of $47.2 million. Additionally, we had an accumulated deficit of $467.4 million at December 31, 2024, and during the year ended December 31, 2024, we incurred a net loss of $67.6 million. We expect to continue to generate operating losses in the foreseeable future. We believe that our cash and cash equivalents of $47.2 million as of December 31, 2024, will be sufficient to fund our operating expenses for at least the next 12 months from the issuance of this Annual Report on Form 10-K.

In addition, to support our future operations, we will seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If we do not obtain additional funding or development program cost-sharing, we could be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, which could adversely affect our business prospects. The inability to obtain funding, as and when needed, could have a negative impact on Leap’s financial condition and our ability to pursue our business strategies and could force us to sell ourselves or engage in some other strategic transaction at an unfavorable price and on other unfavorable terms or to discontinue our business and operations entirely, wind-up and liquidate.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2024	2023

	(in thousands)
Cash used in operating activities	$(60,299)	$(43,753)
Cash provided by investing activities	—	48,969
Cash provided by (used in) financing activities	37,184	(30)
Effect of exchange rate changes on cash and cash equivalents	(279)	(43)
Net increase (decrease) in cash and cash equivalents	$(23,394)	$5,143

Operating activities.

Net cash used in operating activities for the year ended December 31, 2024 was primarily related to our net loss of $67.6 million and net changes in working capital, including a decrease in lease liabilities of $0.4 million. These changes were partially offset by an increase in accounts payable and accrued expenses of $0.9 million, an increase in income tax payable of $0.6 million, a decrease of $0.1 million in prepaid expenses and other assets, a decrease of $0.2 million in other assets, noncash stock-based compensation expense of $5.5 million and change in a right-of-use asset of $0.4 million.

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

Investing Activities.

Net cash provided by investing activities for the year ended December 31, 2023 was related to cash acquired in connection with the acquisition of Flame of $50.4 million and payment of direct and incremental costs of $1.4 million associated with the acquisition of Flame. There were no investing activities during the year ended December 31, 2024.

Financing Activities.

Net cash used in financing activities for the year ended December 31, 2024 consisted of $40.0 million in gross proceeds from the April 2024 Private Placement and $0.1 million of proceeds upon the exercise of stock options and warrants, partially offset by $2.9 million of offering costs paid. Net cash used in financing activities for the year ended December 31, 2023 primarily consisted of an immaterial amount paid by the Company for the redemption of 10,000 shares of the warrants issued in connection with a public offering in 2019.

Capital Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates in development.

Our expenses will also increase as we:

●	pursue the clinical development of our most advanced product candidate, sirexatamab, and our preclinical product candidate, FL-501;
●	maintain, expand and protect our intellectual property portfolio; and
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company.

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

We remain committed to $0.1 million of non-cancellable commitments under manufacturing agreements with vendors to manufacture DKN-01 for use in clinical trials.

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

Foreign Currency Exchange Risk

All of our employees and the majority of our major operations are currently located in the United States. We contract for manufacturing operations outside the United States through contract manufacturing organizations. The functional currency of our foreign subsidiary in Australia is the Australian dollar, and the R&D Tax Incentive payment is received from the Australian government in Australian dollars, although the majority of the Australian subsidiary’s contracts are denominated in U.S. dollars. We have also engaged in contracts with contractors or other vendors in a currency other than the U.S. dollar, including the British pound. As a result, we are subject to foreign currency risks with respect to the Australian dollar and the British pound which could have the effect of increasing our expenses or reducing the amounts collected under the R&D Tax Incentive from the amounts recorded at the time of the transaction.

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

As of December 31, 2024, our management, with the participation of our Chief Executive Officer, who is also serving as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer has concluded based upon the evaluation described above that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

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

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

The remaining information required by this Item is set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item is set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, and is incorporated into this Annual Report on Form 10-K by reference.

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

4.13

Form of Warrant, dated May 6, 2020, by and among the Flame Biosciences, Inc. and the Warrantholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 10Q, as filed on May 15, 2023).

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

10.27

Second Amendment to Lease by and between Bulfinch Square Limited Partnership and Leap Therapeutics, Inc. dated as of October 1, 2021 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed on March 24, 2023).

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
10.33˄

Amendment No. 1 to Leap Therapeutics, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed on March 18, 2024)

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

19.1*	Insider Trading Policy
21.1*	Subsidiaries of Leap Therapeutics, Inc.
23.1*	Consent of EisnerAmper LLP related to Leap Therapeutics, Inc. financial statements.
31.1*	Certification of Principal Executive and Principal Financial Officer Required Under Rule 13a- 14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*+	Principal Executive and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1

Leap Therapeutics, Inc. Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed on March 18, 2024)

101*

The following materials from Leap Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2024 and 2023, (ii) Consolidated Statements of Operations for the year ended December 31, 2024 and December 31, 2023, (iii) Consolidated Statements of Shareholders’ Equity (Deficit) at December 31, 2024 and December 31, 2023 (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2024 and December 31, 2023, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

March 25, 2025
	By:	/s/ DOUGLAS E. ONSI
Name: Douglas E. Onsi
Title: President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

Chief Executive Officer, President, Chief
/s/ DOUGLAS E. ONSI	Financial Officer and Director (Principal	March 25, 2025
Douglas E. Onsi	Executive Officer and Principal Financial Officer)

/s/ CHRISTOPHER K. MIRABELLI	Chairman of the Board of Directors	March 25, 2025
Christopher K. Mirabelli

/s/ JAMES CAVANAUGH	Director	March 25, 2025
James Cavanaugh

/s/ THOMAS DIETZ	Director	March 25, 2025
Thomas Dietz

/s/ WILLIAM LI	Director	March 25, 2025
William Li

/s/ JOSEPH LOSCALZO	Director	March 25, 2025
Joseph Loscalzo

/s/ PATRICIA MARTIN	Director	March 25, 2025
Patricia Martin

/s/ NISSIM MASHIACH	Director	March 25, 2025
Nissim Mashiach

/s/ CHRISTIAN RICHARD	Director	March 25, 2025
Christian Richard

/s/ RICHARD L. SCHILSKY	Director	March 25, 2025
Richard L Schilsky

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Leap Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Leap Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Accruals for Clinical Trial Expenses

As described in Note 2 to the consolidated financial statements, at each balance sheet date, the Company records its accrued clinical trial expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants in connection with performing research and development activities, and in making that accrual, may depend on factors such as successful enrollment of certain numbers of patients, site initiation, and the completion of contract milestones. The Company accounts for research and development expenses based on services that have been performed on the Company’s behalf and the level of service performed and the associated cost incurred for the service when an invoice has not been received. The Company’s accrual for clinical trial expenses of $4,798,000 is included in accrued expenses on the December 31, 2024 consolidated balance sheet. The amounts accrued for clinical trial expenses represent the unpaid clinical trial expenses based on the information available to the Company at that time.

We identified the accrual for clinical trial expenses as a critical audit matter due to the materiality of the contract values between the Company and certain clinical research organizations and the need to determine progress or state of completion of trials or services completed. This in turn led to significant audit effort in performing our procedures and evaluating audit evidence relating to accruals made by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s accrual process, including the process of accruing the expenses incurred to date based on the status of the clinical trials. Our procedures also included, among others, reading agreements and contract amendments entered into with vendors in connection with conducting clinical trials, evaluating the methods used in developing the accrual for clinical trial expenses and calculating the amounts that were unpaid at the balance sheet date. We confirmed selected amounts and attributes used in determining the accrued clinical trial expenses directly with the third parties involved in performing the research and development services on behalf of the Company. We also made direct inquiries of financial and clinical trial client personnel regarding status and progress towards completion of clinical trials and descriptions of future commitments. We also examined invoices issued and payments made to service providers after the consolidated balance sheet date.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 25, 2025

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$47,249	$70,643
Research and development incentive receivable	704	771
Prepaid expenses and other current assets	86	183
Total current assets	48,039	71,597

Property and equipment, net	—	5
Right of use assets, net	262	257
Deposits	823	966
Total assets	$49,124	$72,825
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,743	$6,465
Accrued expenses	8,536	5,957
Income tax payable	531	—
Lease liability - current portion	266	262
Total current liabilities	14,076	12,684

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 38,329,894 and 25,565,414 shares issued and outstanding as of December 31, 2024 and 2023, respectively	38	26
Additional paid-in capital	502,501	459,591
Accumulated other comprehensive (loss) income	(120)	106
Accumulated deficit	(467,371)	(399,582)
Total stockholders’ equity	35,048	60,141
Total liabilities and stockholders’ equity	$49,124	$72,825

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$57,211	$73,234
General and administrative	12,846	13,807
Total operating expenses	70,057	87,041
Loss from operations	(70,057)	(87,041)
Interest income	3,129	4,027
Australian research and development incentives	—	1,101
Other income	—	500
Foreign currency loss	(42)	(13)
Change in fair value of Series X preferred stock warrant liability	—	12
Loss before income taxes	(66,970)	(81,414)
Provision for income taxes	(585)	—
Net loss	(67,555)	(81,414)
Dividend attributable to down round feature of warrants	(234)	—
Net loss attributable to common stockholders	$(67,789)	$(81,414)

Net loss per share
Basic and diluted	$(1.81)	$(3.98)

Weighted average common shares outstanding
Basic and diluted	37,550,677	20,445,109

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(67,555)	$(81,414)
Other comprehensive loss:
Foreign currency translation adjustments	(226)	(22)
Comprehensive loss	$(67,781)	$(81,436)

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

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2024

(In thousands, except share amounts)

	Stockholders Equity
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balances at December 31, 2023	25,565,414	$26	$459,591	$106	$(399,582)	$60,141

Issuance of common stock upon vest of restricted stock units	27,500	—	—	—	—	—
Issuance of common stock upon exercise of stock options	34,698	—	92	—	—	92
Issuance of common stock upon exercise of warrants	41,289	—	41	—	—	41
April 2024 Private Placement (net of issuance costs of $2,948)	12,660,993	12	37,039	—	—	37,051
Dividend attributable to the down round feature of 2017 Warrants	—	—	234	—	(234)	—
Foreign currency translation adjustment	—	—	—	(226)	—	(226)
Stock-based compensation	—	—	5,504	—	—	5,504
Net loss	—	—	—	—	(67,555)	(67,555)
Balances at December 31, 2024	38,329,894	$38	$502,501	$(120)	$(467,371)	$35,048

See notes to consolidated financial statements

LEAP THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(67,555)	$(81,414)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development costs acquired in connection with the acquisition of Flame	—	29,582
Depreciation expense	5	15
Change in right-of-use asset	415	412
Stock-based compensation expense	5,504	5,128
Foreign currency loss	42	13
Changes in operating assets and liabilities:
Prepaid expenses and other assets	100	164
Research and development incentive receivable	—	1,302
Accounts payable and accrued expenses	902	712
Income tax payable	562	—
Lease liability	(417)	(415)
Other assets	143	748
Net cash used in operating activities	(60,299)	(43,753)

Cash flows from investing activities:
Cash acquired in connection with the acquistion of Flame	—	50,362
Payment of direct and incremental costs of the asset acquisition	—	(1,393)
Net cash provided by investing activities	—	48,969

Cash flows from financing activities:
Proceeds from April 2024 Private Placement	39,999	—
Payment of deferred offering costs	(2,948)	—
Payment of redemption of 2019 warrants	—	(29)
Payment of fractional shares	—	(1)
Proceeds from the exercise of warrants	41	—
Proceeds from the exercise of stock options	92	—
Net cash provided by (used in) financing activities	37,184	(30)
Effect of exchange rate changes on cash and cash equivalents	(279)	(43)
Net increase (decrease) in cash and cash equivalents	(23,394)	5,143
Cash and cash equivalents at beginning of year	70,643	65,500
Cash and cash equivalents at end of year	$47,249	$70,643

Supplemental disclosure of non-cash financing activities:
Remeasurement of right-of-use asset and lease liability	$420	$—
Dividend attributable to the down round feature of 2017 Warrants	$234	$—
Issuance and conversion of Series X Preferred Stock issued in connection with the acquisition of Flame to common stock	$—	$67,715
Reclassification of Series X Preferred Stock Warrants from liability to equity	$—	$78
Issuance of common stock in connection with the acquisition of Flame	$—	$9,805
Issuance of warrants for the purchase of common stock in connection with the acquisition of Flame	$—	$13
Net liabilities assumed from acquistion of Flame	$—	$928

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

On August 29, 2016, the Company entered into a merger agreement with Macrocure Ltd. (“Macrocure”), a publicly held, clinical-stage biotechnology company based in Petach Tikva, Israel. In connection with the merger, Macrocure became a wholly owned subsidiary of the Company and the Company applied to be listed on the Nasdaq Global Market. Nasdaq approved the listing, and trading in the Company’s common stock commenced on January 24, 2017, under the trading symbol “LPTX.” On February 1, 2017, Macrocure’s name was changed to Leap Therapeutics Ltd. In 2020, Leap Therapeutics Ltd. was dissolved.

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

The Company is a biopharmaceutical company developing novel biomarker-targeted antibody therapies designed to treat patients with cancer by inhibiting fundamental tumor-promoting pathways, targeting cancer-specific cell surface molecules, and harnessing the immune system to attack cancer cells. The Company’s strategy is to identify, acquire, and develop molecules that translate into therapeutics that generate durable clinical benefit and enhanced patient outcomes. The Company’s lead clinical stage program is sirexatamab (DKN-01), a monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. The Company is currently studying sirexatamab in a clinical trial in patients with colorectal cancer. The Company also has a preclinical antibody program FL-501.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2024, the Company had cash and cash equivalents of $47,249. Additionally, the Company had an accumulated deficit of $467,371 at December 31, 2024, and during the year ended December 31, 2024, the Company incurred a net loss of $67,555. The Company expects to continue to generate operating losses for the foreseeable future.

The Company believes that its cash and cash equivalents of $47,249 as of December 31, 2024 will be sufficient to fund its operating expenses for at least 12 months from the issuance of these financial statements.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia is reimbursed. This percentage was 43.5% for the years ended December 31, 2024 and 2023.

The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of $704 and $771 as of December 31, 2024 and 2023, respectively, in the consolidated balance sheets and other income from Australian research and development incentives of $1,101, in the consolidated statements of operations for the year ended December 31, 2023, related to refundable research and development incentive program payments in Australia. The company did not record any income from Australian research and development incentives during the year ended December 31, 2024.

The following table shows the change in the research and development incentive receivable from January 1, 2023 to December 31, 2024:

Balance at January 1, 2023	$2,099
Cash received for 2022 eligible expenses	(2,333)
Australian research and development incentive income, net	1,101
Foreign currency translation	(96)
Balance at December 31, 2023	771
Foreign currency translation	(67)
Balance at December 31, 2024	$704

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are held in United States or Australian financial institutions and money market funds. At times, the Company may maintain cash balances in excess of the federally insured amount of $250 per depositor, per insured bank, for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the years ended December 31, 2024 and 2023.

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

The Company recognizes accrued interest and penalties associated with uncertain tax position as part of the income tax provision. There were no uncertain tax positions or income tax related interest and penalties recorded for the years ended December 31, 2024 and 2023. The income tax returns of the Company for the year ended December 31, 2021 and subsequent years are subject to examination by the Internal Revenue Service and other taxing authorities, generally for three years after the return is filed.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not record any impairment losses on long-lived assets during 2024 and 2023.

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

As of December 31, 2024 and 2023, the Company did not have any deferred costs.

Deposits

Deposits as of December 31, 2024 and 2023 included $823 and $966, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized.

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

During the years presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2024 and 2023.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
December 31, 2024
Assets:
Cash equivalents	$23,299	$23,299	$—	$—
Total assets	$23,299	$23,299	$—	$—

December 31, 2023
Assets:
Cash equivalents	$39,065	$39,065	$—	$—
Total assets	$39,065	$39,065	$—	$—

Cash equivalents of $23,299 and $39,065 as of December 31, 2024 and 2023, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Segment Information

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, the Company’s CODM uses consolidated net loss to measure segment loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (research and development and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net loss are interest income and foreign currency gain (loss), which are reflected in the consolidated statements of operations and comprehensive loss.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified date.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. The adoption of this standard did not have a material impact on the Company’s financial statements at adoption date.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring additional disclosure of the nature of expenses included in the income statement. The standard is effective for public companies for annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the impact that the adoption of ASU 2024-03 may have on its consolidated financial statements.

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

4. Property and equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2024	2023
Computer office equipment	$51	$51
Leasehold improvements	69	69
Lab equipment	76	76
Furniture and fixtures	30	30
	226	226
Less: accumulated depreciation	(226)	(221)
Property and equipment, net	$—	$5

Depreciation expense was $5 and $15 for the years ended December 31, 2024 and 2023, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2024	2023
Clinical trials	$4,798	$2,522
Professional fees	274	254
Payroll and related expenses	3,464	3,181
Accrued expenses	$8,536	$5,957

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

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the lease term. The Company has an existing net lease in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. During the year ended December 31, 2024, the Company extended the term of its operating lease to July 31,2025 and recorded an additional right-of-use asset and lease liability of $420. As of December 31, 2024, a right-of-use asset of $262 and lease liability of $266 are reflected on the consolidated balance sheet. The Company recorded rent expense of $461 and $449, respectively, during the years ended December 31, 2024 and 2023. Cash paid for amounts included in the measurement of lease liabilities was $463 and $452, respectively, during the years ended December 31, 2024 and 2023.

Future lease payments under non-cancelable operating leases as of December 31, 2024 are detailed as follows:

Future Operating Lease Payments
2025	273
Total Lease Payments	273
Less: imputed interest	(7)
Total operating lease liabilities	$266

7. Warrants

As of December 31, 2024, outstanding warrants to purchase common stock, all of which are classified as equity warrants, consisted of the following:

December 31, 2024
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
	6,281,321

2017 Warrants

The 2017 Warrants contain full ratchet anti-dilution protection provisions. The Company will recognize on a prospective basis the value of the effect of the down round feature in the warrant when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic EPS calculation. In connection with the April 2024 Private Placement, when the 2017 Warrants were repriced from $10.55 to $2.82, the Company recorded a dividend of $234 during the year ended December 31, 2024. The 2017 Warrants expired in November 2024.

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

January 2023 Series X Preferred Stock Warrants

In January 2023, pursuant to the Merger, the warrants held by the Flame Warrant Holders also became exercisable for 443 shares of Series X Preferred Stock (the “January 2023 Series X Preferred Stock Warrants”). Following Stockholder Approval, each share of Series X Preferred Stock converted into 100 shares of common stock, during the year ended December 31, 2023. The January 2023 Series X Preferred Stock Warrants have an exercise price of $6.78 per share and expire in February 2025.

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

8. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through December 31, 2024, no dividends have been declared for shares of common stock.

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

On June 16, 2022, the Company’s stockholders approved the 2022 Equity Incentive Plan (the “2022 Plan”), which provided for a total of 750,000 new shares of the Company’s common stock to be granted. In addition, on June 16, 2023, and July 2, 2024, stockholders approved new shares of the Company’s common stock to be added to the 2022 Plan for future issuance of 2,250,000 and 2,000,000, respectively.

As of December 31, 2024, there were 986,563 shares available for grant under the Company’s Equity Incentive Plans.

A summary of stock option activity under the Company’s Equity Incentive Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2022	1,191,715	$35.94	7.47	$7,673
Granted	2,393,500	$2.67
Forfeited	(200,849)	$9.73
Outstanding at December 31, 2023	3,384,366	$13.97	8.40	$3,431
Granted	3,460,000	$2.57
Exercised	(34,698)	$2.68
Forfeited	(392,924)	$4.98
Outstanding at December 31, 2024	6,416,744	$8.43	8.43	$1,937
Options exercisable at December 31, 2024	2,844,056	$15.53	7.43
Options vested and expected to vest at December 31, 2024	6,416,744	$8.43	8.43	$1,937

The grant date fair value of the options granted during the years ended December 31, 2024 and 2023 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of the Company. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The weighted average grant date fair value for the stock options granted during the years ended December 31, 2024 and 2023 was $2.04 and $2.07 per share, respectively.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the years ended December 31, 2024 and 2023 were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2024	2023
Expected volatility	93.92%	90.44%
Weighted average risk-free interest rate	3.82%	4.05%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.46	6.49

Stock options generally vest over a three or four year period, as determined by the compensation committee of the board of directors at the time of grant. The options expire ten years from the grant date. As of December 31, 2024, there was approximately $7,527 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 2.07 years.

Restricted Stock Units

The Company did not grant any RSUs during the year ended December 31, 2024 and 2023.

The following table presents RSU activity under the 2016 Plan as of December 31, 2024:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2022	358,560	$18.90
Vested	(66,060)	$14.20
Forfeited	(30,000)	$19.40
Outstanding at December 31, 2023	262,500	$19.97
Vested	(27,500)	$25.70
Forfeited	(15,000)	$17.80
Outstanding at December 31, 2024	220,000	$19.40

As of December 31, 2024, there were 220,000 shares outstanding covered by RSUs that were vested and expected to vest with a weighted average grant date fair value of $19.40 per share and an aggregate grant date fair value of $4,268. As of December 31, 2024, there was approximately $121 of unrecognized compensation costs related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 0.1 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and RSUs to employees and non-employees in the consolidated statements of operations during the years ended December 31, 2024 and 2023 as follows:

Stock Based Compensation Expense

	Year Ended
	December 31,
	2024	2023
Research and development	$2,855	$2,647
General and administrative	2,649	2,481
Total	$5,504	$5,128

10. Income Taxes

There is no provision for income taxes in the United States because the Company has historically incurred operating losses and maintains a full valuation allowance against its deferred tax assets in these jurisdictions. A provision for income taxes was recorded in Australia based on the results of the Company’s foreign subsidiary.

Loss before income taxes consisted of the following:

	Year Ended
	December 31,
	2024	2023
U.S.	$(69,475)	$(80,895)
Foreign	2,505	(519)
Loss before income taxes	$(66,970)	$(81,414)

A summary of the Company’s current and deferred expense for income tax is as follows:

	Year Ended
	December 31,
	2024	2023
Current expense:
Federal	$—	$—
State	—	—
Foreign	585	—
Total current expense:	$585	$—
Deferred expense:
Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred expense	$—	$—
Total income tax expense	$585	$—

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2024	2023
Income at US Statutory Rate	21.0%	21.0%
State taxes, net of federal benefit	5.6%	4.1%
Permanent differences	(0.1)%	0.3%
Research and development credits	2.7%	1.6%
Foreign rate differential	(0.2)%	0.0%
Change in valuation allowance	(28.9)%	63.5%
Section 382 limitations	0.0%	(90.1)%
Other	(1.0)%	(0.4)%
	(0.9)%	0.0%

The significant components of the Company’s deferred tax assets as of December 31, 2024 and 2023 were as follows:

	Year Ended
	December 31,
	2024	2023
Federal net operating loss carryforwards	$8,865	$3,672
State net operating loss carryforwards	2,741	967
Research and development (R&D) tax credits	3,488	1,649
Capitalized R&D expenses	23,554	12,915
Start-up costs	10,386	11,355
Stock based compensation	6,696	5,812
Accrued expenses	911	831
License fees	505	676
Other	403	365
Total deferred tax assets	57,549	38,242
Valuation allowance	(57,549)	(38,242)
Net deferred tax assets	$—	$—

As of December 31, 2024, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $42,216, and $47,178, respectively. The Company’s federal NOL’s can be carried forward indefinitely and the state NOL’s begin to expire in 2032.

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company has completed a study to assess whether an ownership change occurred or whether there had been multiple ownership changes since the Company became a “loss corporation” as defined in Section 382. The Company experienced multiple ownership changes occurring in 2019, 2020, and 2023. The ownership changes have and will continue to subject the Company’s pre-ownership change NOL carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership changes. In general, the annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. As a result of the ownership changes, the Company is limited to a $0 annual limitation on its ability to utilize its NOL’s and research and development (“R&D”) credits recognized prior to the Flame merger. Due to this limitation, approximately $210,732 of the federal NOL’s and $7,818 of federal R&D credits that had been available to offset future taxable income prior to the date of the ownership change, will expire unutilized. Additionally, approximately $192,224 and $1,757 of state NOL’s and R&D tax credits that had been available to offset future taxable income prior to the date of the ownership change, will expire unutilized. As a result, during the year ended December 31, 2023, the Company has reduced its deferred tax assets related to the federal and state NOL and R&D credits which is offset by the corresponding decrease in a valuation allowance.

In addition, As of December 31, 2024, the Company has federal and state R&D tax credits of approximately $3,024 and $588, respectively, that begin to expire in 2043 and 2038, respectively, for federal and state tax purposes.

As of December 31, 2024 and 2023, the Company has provided a full valuation allowance against its net deferred tax assets, as realization of any associated tax benefit in the future is not more likely than not. The valuation allowance increased by $19,307 and decreased by $47,726 during the years ended December 31, 2024 and 2023, respectively.

The Tax Cuts and Jobs Act (“TCJA”) resulted in significant changes to the treatment of R&D expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years, both using a midyear convention. During the year ended December 31, 2024, the Company capitalized $53,662 of R&D expenses.

The Company follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2024, the Company has not recorded any uncertain tax positions.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The earliest tax years that may be subject to examination by jurisdiction are 2020 for both federal and state purposes. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There were no interest and penalties pertaining to uncertain tax positions for the years ended December 31, 2024 or 2023.

11. Net Loss Per Share

Basic and diluted net loss per share for the years ended December 31, 2024 and 2023 was calculated as follows:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(67,555)	$(81,414)
Dividend attributable to down round feature of warrants	(234)	—
Net loss attributable to common stockholders for basic and diluted loss per share	$(67,789)	$(81,414)

Denominator:
Weighted average number of common shares outstanding - basic and diluted	37,550,677	20,445,109
Net loss per share attributable to common stockholders - basic and diluted	$(1.81)	$(3.98)

Included within weighted average common shares outstanding for the years ended December 31, 2024 and 2023, are 2,945,175, and 1,421,768 common shares issuable upon the exercise of the pre-funded warrants and penny warrants, as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2024 and 2023, as the effect would be to reduce the net loss per share. The following table includes the potential common shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023
Restricted stock units to purchase common stock	220,000	262,500
Options to purchase common stock	6,416,744	3,384,366
Warrants to purchase common stock	3,336,146	3,586,371
	9,972,890	7,233,237

12. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of December 31, 2024, noncancelable commitments under these agreements totaled $81.

License and Service Agreements—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through December 31, 2024.

Collaboration Agreement--On August 10, 2020, the Company entered into a collaboration agreement with Adimab, LLC (the “Adimab Agreement”), pursuant to which Adimab will conduct research programs to develop monoclonal antibodies to certain targets identified by the Company and provide it with an option to acquire exclusive rights to such antibodies. Upon payment of an option fee, on a product-by-product basis, Adimab will grant the Company a world-wide, exclusive license for, or assign ownership to the Company of, certain intellectual property rights and grant the Company a non-exclusive license with respect to the Adimab platform technology. As defined in the Adimab Agreement, after exercising an option and making the option payment, the Company would be required to pay Adimab milestones upon the completion of clinical development and regulatory milestones, along with a royalty in the low-single digits of net sales of each product, if and when achieved. However, there can be no assurance that clinical, or commercialization success will occur, and no royalties have been paid or accrued through December 31, 2024.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 and 2023.

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

Employees participating in the 401(k) Plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of $471 and $443 for the years ended December 31, 2024 and 2023, respectively.

14. Related Party Transactions

The Company has a license agreement with a stockholder (See Note 12).

15. Subsequent Events

Prefunded Warrant Exercises

During the first quarter of 2025, there were 824,718 March 2020 Pre-funded Warrants that were cashless exercised, resulting in the issuance of 809,558 common shares of the Company’s common stock and 591,603 September 2021 Pre-funded warrants that were cashless exercised, resulting in the issuance of 590,424 common shares of the Company’s common stock. Also during the first quarter of 2025, there were 1,523,404 April 2024 Pre-funded Warrants that were cashless exercised, resulting in the issuance of 1,521,059 common shares of the Company’s common stock.

January 2023 Common Stock Warrants

The January 2023 Common Stock Warrants expired in February 2025.