Form 10-Q
period 2025-03-31
LEAP THERAPEUTICS, INC.
filed 2025-05-13
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, there were 41,439,529 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements which reflect our current views with respect to, among other things, our operations and financial performance. Such statements are based upon our current plans, estimates and expectations that are subject to various risks and uncertainties that could cause actual results to differ materially from such statements. The inclusion of forward-looking statements should not be regarded as a representation that such plans, estimates and expectations will be achieved. Words such as “anticipate,” “expect,” “project,” “intend,” “believe,” “may,” “will,” “should,” “plan,” “could,” “continue,” “target,” “contemplate,” “estimate,” “forecast,” “guidance,” “predict,” “possible,” “potential,” “pursue,” “likely,” and words and terms of similar substance used in connection with any discussion of future plans, actions or events identify forward-looking statements. All statements, other than historical facts, including statements regarding estimations of projected cash runway; our future product development plans; the potential, safety, efficacy, and regulatory and clinical progress of our product candidates, including the anticipated timing for initiation of clinical trials and release of clinical trial data and the expectations surrounding potential regulatory submissions, approvals and timing thereof; and any assumptions underlying any of the foregoing, are forward-looking statements. Important factors that could cause actual results to differ materially from our plans, estimates or expectations could include, but are not limited to: (i) our ability and plan to develop and commercialize sirexatamab (DKN-01) and our other programs; (ii) status, timing and results of our preclinical studies and clinical trials; (iii) the potential benefits of sirexatamab and our other programs; (iv) the timing of our development programs and seeking regulatory approval of sirexatamab and our other programs; (v) our ability to obtain and maintain regulatory approval; (vi) our estimates of expenses and future revenues and profitability; (vii) our estimates regarding our capital requirements and our needs for additional financing; (viii) our estimates of the size of the potential markets for sirexatamab and our other programs; (ix) the benefits to be derived from any collaborations, license agreements, or other acquisition efforts; (x) sources of revenues and anticipated revenues, including contributions from any collaborations or license agreements for the development and commercialization of products; (xi) the rate and degree of market acceptance of sirexatamab or our other products; (xii) the success of other competing therapies that may become available; (xiii) the manufacturing capacity for our products; (xiv) our intellectual property position; (xv) our ability to maintain and protect our intellectual property rights; (xvi) our results of operations, financial condition, liquidity, prospects, and growth and strategies; (xvii) the industry in which we operate; (xviii) the trends that may affect the industry or us, (xix) the effect of inflation, currency rate and interest rate fluctuations, as well as fluctuations in the market price of our traded securities; (xx) our ability to regain compliance with the listing requirements of the Nasdaq capital markets; and (xxi) our ability to continue as a going concern.

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

You should refer to Part II, Item 1A, Risk Factors in this Quarterly Report and Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 26, 2025, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard any such statement as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and, except to the extent required by applicable law, we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$32,713	$47,249
Research and development incentive receivable	711	704
Prepaid expenses and other current assets	446	86
Total current assets	33,870	48,039

Right of use assets, net	152	262
Research and development incentive receivable, net of current portion	55	—
Deposits	802	823
Total assets	$34,879	$49,124

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,357	$4,743
Accrued expenses	6,992	8,536
Income tax payable	536	531
Lease liability - current portion	154	266
Total current liabilities	14,039	14,076

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 41,439,529 and 38,329,894 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	41	38
Additional paid-in capital	503,718	502,501
Accumulated other comprehensive loss	(113)	(120)
Accumulated deficit	(482,806)	(467,371)
Total stockholders’ equity	20,840	35,048
Total liabilities and stockholders’ equity	$34,879	$49,124

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$12,911	$11,299
General and administrative	3,006	3,526
Total operating expenses	15,917	14,825
Loss from operations	(15,917)	(14,825)
Interest income	437	775
Interest expense	(6)	—
Australian research and development incentives	55	246
Foreign currency loss	(4)	(16)
Net loss	$(15,435)	$(13,820)

Net loss per share
Basic and diluted	$(0.37)	$(0.51)

Weighted average common shares outstanding
Basic and diluted	41,268,894	27,014,100

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(15,435)	$(13,820)
Other comprehensive income (loss):
Foreign currency translation adjustments	7	(226)
Comprehensive loss	$(15,428)	$(14,046)

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

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2025

(In thousands, except share amounts)

(Unaudited)

			Stockholders Equity
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2024	38,329,894	$38	$502,501	$(120)	$(467,371)	$35,048

Issuance of common stock upon exercise of stock options	6,667	—	16	—	—	16
Issuance of common stock upon exercise of prefunded warrants	2,921,041	3	(3)	—	—	—
Issuance of common stock upon vest of restricted stock units	181,927	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	7	—	7
Stock-based compensation	—	—	1,204	—	—	1,204
Net loss	—	—	—	—	(15,435)	(15,435)
Balances at March 31, 2025	41,439,529	$41	$503,718	$(113)	$(482,806)	$20,840

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,435)	$(13,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	5
Non-cash operating lease expense	110	100
Stock-based compensation expense	1,204	1,248
Foreign currency loss	4	16
Changes in operating assets and liabilities:
Prepaid expenses and other assets	155	(343)
Research and development incentive receivable	(55)	(247)
Accounts payable and accrued expenses	(373)	(2,386)
Lease liability	(112)	(98)
Other assets	22	9
Net cash used in operating activities	(14,480)	(15,516)

Cash flows from financing activities:
Proceeds from the exercise of stock options	16	29
Principal payments of insurance financing	(77)	—
Net cash provided by financing activities	(61)	29

Effect of exchange rate changes on cash and cash equivalents	5	(235)
Net decrease in cash and cash equivalents	(14,536)	(15,722)
Cash and cash equivalents at beginning of period	47,249	70,643
Cash and cash equivalents at end of period	$32,713	$54,921

Supplemental disclosure of non-cash financing activities:
Remeasurement of right-of-use asset and lease liability	$—	$420
Prepayment of insurance through third-party financing	$440	$—

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

Basis of Presentation

The December 31, 2024 year-end condensed consolidated balance sheet data in the accompanying interim condensed consolidated financial statements was derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2025.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2024. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of March 31, 2025, statements of operations and statements of comprehensive loss for the three months ended March 31, 2025 and 2024 and statements of cash flows for the three months ended March 31, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2025, the Company had cash and cash equivalents of $32,713. Additionally, the Company had an accumulated deficit of $482,806 as of March 31, 2025, and during the three months ended March 31, 2025, the Company incurred a net loss attributable to common stockholders of $15,435. The Company expects to continue to generate operating losses for the foreseeable future. The foregoing matters give rise to a substantial doubt about the Company’s ability to continue as a going concern for at least the next 12 months from the issuance of this report on Form 10-Q.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% for the year ended December 31, 2024 and for the three months ended March 31, 2025.

The research and development incentive receivable represents an amount due in connection with the above program. The Company recorded a research and development incentive receivable of $766 and $704 as of March 31, 2025 and December 31, 2024, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $55 and $246, respectively, for the three months ended March 31, 2025 and 2024 in the condensed consolidated statements of operations related to refundable research and development incentive program payments in Australia.

The following table shows the change in the research and development incentive receivable from January 1, 2024 to March 31, 2025 (in thousands):

Balance at January 1, 2024	$771
Foreign currency translation	(67)
Balance at December 31, 2024	$704
Australian research and development incentive income	55
Foreign currency translation	7
Balance at March 31, 2025	$766

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are held in United States or Australian financial institutions and money market funds. At times, the Company may maintain cash balances in excess of the federally insured amount of $250 per depositor, per insured bank, for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the year ended December 31, 2024 or for the three months ended March 31,2025.

Deposits

As of March 31, 2025 and December 31, 2024, there were $802 and $823, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized, which were recorded in the condensed consolidated balance sheets.

Warrants

The Company will recognize on a prospective basis the value of the effect of the down round feature in the warrants to purchase shares of common stock that were issued in a private placement in November 2017 (the “2017 Warrants”) and in the warrants that were issued in a private placement in March 2020 (the “March 2020 Coverage Warrants”) when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic earnings per share (“EPS”) calculation. In connection with the private placement of common stock and prefunded warrants completed in April 2024 (the “April 2024 Private Placement”), when the 2017 Warrants were repriced from $10.55 to $2.82 as a result of a down round, the Company recorded a dividend of $234 during the three months ended June 30, 2024. The 2017 Warrants expired in November 2024.

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

A summary of the assets carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
March 31, 2025
Assets:
Cash equivalents	$13,015	$13,015	$—	$—
Total assets	$13,015	$13,015	$—	$—

December 31, 2024
Assets:
Cash equivalents	$23,299	$23,299	$—	$—
Total assets	$23,299	$23,299	$—	$—

Cash equivalents of $13,015 and $23,299 as of March 31, 2025 and December 31, 2024, respectively, consisted of overnight investments and money market funds which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 effective January 1, 2025 and it did not have a material impact on the Company’s consolidated financial statements at adoption date.

3. Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2025	2024
Clinical trials	$4,694	$4,798
Professional fees	600	274
Payroll and related expenses	1,698	3,464
Accrued expenses	$6,992	$8,536

4. Leases

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

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the lease term. The Company has an existing net lease in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. During the three months ended March 31, 2024, the Company extended the term of its operating lease to July 31, 2025 and recorded an additional right-of-use asset and lease liability of $420. As of March 31, 2025, a right-of-use asset of $152 and lease liability of $154 are reflected on the condensed consolidated balance sheet. The Company recorded rent expense of $118 and $110, respectively, during the three months ended March 31, 2025 and 2024. Cash paid for amounts included in the measurement of lease liabilities was $117 and $114, respectively, during the three months ended March 31, 2025 and 2024.

Future lease payments under non-cancelable operating leases as of March 31, 2025 are detailed as follows:

Future Operating Lease Payments
2025	156
Total Lease Payments	156
Less: imputed interest	(2)
Total operating lease liabilities	$154

5. Warrants

As of March 31, 2025, the number of shares of common stock issuable upon the exercise of outstanding warrants, consisted of the following:

March 31, 2025
	Number of Common Shares
Description	Issuable	Exercise Price	Expiration Date
January 23 2017 Warrants	5,450	$0.10	Upon M&A Event
2019 Warrants	690,813	$19.50	February 2026
March 2020 Coverage Warrants	2,594,503	$21.10	Jan - March 2027
	3,290,766

2017 Warrants

The 2017 Warrants contained full ratchet anti-dilution protection provisions. The Company recognized on a prospective basis the value of the effect of the down round feature in the warrant when it was triggered (i.e., when the exercise price was adjusted downward). This value was measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature was treated as a dividend and a reduction to income available to common stockholders in the basic EPS calculation. In connection with the April 2024 Private Placement, when the 2017 Warrants were repriced from $10.55 to $2.82, the Company recorded a dividend of $234 during the three months ended June 30, 2024. The 2017 Warrants expired in November 2024.

March 2020 Pre-funded Warrants

During the three months ended March 31, 2025, 824,718 March 2020 Pre-funded Warrants were cashless exercised, resulting in the issuance of 809,558 common shares of the Company’s common stock.

September 2021 Pre-funded Warrants

During the three months ended March 31, 2025, 591,603 September 2021 Pre-funded warrants were cashless exercised, resulting in the issuance of 590,424 common shares of the Company’s common stock.

April 2024 Pre-funded Warrants

During the three months ended March 31, 2025, 1,523,404 April 2024 Pre-funded Warrants were cashless exercised, resulting in the issuance of 1,521,059 common shares of the Company’s common stock.

January 2023 Common Stock Warrants

In January 2023, pursuant to the Merger, the warrants held by the Flame Warrant Holders became exercisable for 6,530 shares of Leap’s common stock (the “January 2023 Common Stock Warrants”). The January 2023 Common Stock Warrants had an exercise price of $6.78 per share and expired in February 2025.

January 2023 Series X Preferred Stock Warrants

In January 2023, pursuant to the Merger, the warrants held by the Flame Warrant Holders also became exercisable for 443 shares of Series X Preferred Stock (the “January 2023 Series X Preferred Stock Warrants”). Following Stockholder Approval, each share of Series X Preferred Stock converted into 100 shares of common stock during the three months ended June 30, 2023. The January 2023 Series X Preferred Stock Warrants had an exercise price of $6.78 per share and expired in February 2025.

6. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through March 31, 2025, no dividends have been declared for shares of common stock.

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

As of March 31, 2025, there were 2,688,242 shares available for grant under the Company’s equity incentive plans.

A summary of stock option activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2024	6,416,744	$8.43	8.43	$1,937
Exercised	(6,667)	$2.40
Forfeited	(130,411)	$53.90
Outstanding at March 31, 2025	6,279,666	$7.49	8.19	$—
Options exercisable at March 31, 2025	3,289,351	$11.83	7.45
Options vested and expected to vest at March 31, 2025	6,279,666	$7.49	8.19	$—

The grant date fair value of the options granted during the three months ended March 31, 2024 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of the Company. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The weighted average grant date fair value for the stock options granted during the three months ended March 31, 2024 was $2.12 per share. During the three months ended March 31, 2025, there were no stock options granted.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the three months ended March 31, 2025 and 2024 were as follows, presented on a weighted average basis:

Three Months Ended March 31,
2024

Expected volatility	92.84%
Weighted average risk-free interest rate	4.00%
Expected dividend yield	0.00%
Expected term (in years)	6.44

Stock options generally vest over a three or four year period, as determined by the compensation committee of the Board of Directors at the time of grant. The options expire 10 years from the grant date. As of March 31, 2025, there was approximately $6,224 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 1.92 years.

Restricted Stock Units (“RSUs”)

The Company did not grant any RSUs during the three months ended March 31, 2025 and 2024.

The following table presents RSU activity under the 2016 Plan during the three months ended March 31, 2025:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Outstanding at December 31, 2024	220,000	$19.40
Vested	(220,000)	$19.40
Outstanding at March 31, 2025	—	$—

During the three months ended March 31, 2025, 220,000 RSUs vested. As of March 31, 2025, there were no shares outstanding covered by RSUs.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and RSUs to employees and non-employees in the condensed consolidated statements of operations during the three months ended March 31, 2025 and 2024 as follows:

Stock Based Compensation Expense

	Three Months Ended March 31,
	2025	2024

Research and development	$634	$627
General and administrative	570	621
Total	$1,204	$1,248

8. Net Loss Per Share

Basic and diluted net loss per share for the three months ended March 31, 2025 and 2024 was calculated as follows (in thousands except share and per share amounts).

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(15,435)	$(13,820)
Net loss attributable to common stockholders for basic and diluted loss per share	$(15,435)	$(13,820)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	41,268,894	27,014,100
Net loss per share attributable to common stockholders – basic and diluted	$(0.37)	$(0.51)

Included within weighted average common shares outstanding for the three months ended March 31, 2025 and 2024 are 5,450, and 1,421,771, respectively, common shares issuable upon the exercise of certain warrants, which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

All warrants exercisable for common stock participate on a one-for-one basis and shares and warrants exercisable for Series X Preferred Stock issued participate on an as converted basis with common stock in the distribution of dividends, if and when declared by the board of directors, on the Company’s common stock. For purposes of computing EPS, these securities are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants and Series X Preferred Stock for the three months ended March 31, 2025 and 2024, as results of operations were a loss for the period.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2025 and 2024, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Restricted stock units to purchase common stock	—	227,500
Options to purchase common stock	6,279,666	4,867,984
Warrants to purchase common stock	3,285,316	3,586,373
	9,564,982	8,681,857

9. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of March 31, 2025, there were $98 noncancelable commitments under these agreements.

Insurance Financing Agreement—In March 2025, the Company entered into an insurance premium financing and security agreement with Aon Premium Finance, LLC. Under the agreement, the Company financed $440 of insurance premiums at a 8.74% fixed annual interest rate. Payments of approximately $42 are due monthly through February 2026. As of March 31, 2025, the outstanding principal of the loan was $363 and is included within accrued expenses in the condensed consolidated balance sheets.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through March 31, 2025.

Collaboration Agreement—On August 10, 2020, the Company entered into a collaboration agreement with Adimab, LLC (the “Adimab Agreement”), pursuant to which Adimab will conduct research programs to develop monoclonal antibodies to certain targets identified by the Company and provide it with an option to acquire exclusive rights to such antibodies. Upon payment of an option fee, on a product-by-product basis, Adimab will grant the Company a world-wide, exclusive license for, or assign ownership to the Company of, certain intellectual property rights and grant the Company a non-exclusive license with respect to the Adimab platform technology. As defined in the Adimab Agreement, after exercising an option and making the option payment, the Company would be required to pay Adimab milestones upon the completion of clinical development and regulatory milestones, along with a royalty in the low-single digits of net sales of each product, if and when achieved. However, there can be no assurance that clinical, or commercialization success will occur, and no royalties have been paid or accrued through March 31, 2025.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2025 or December 31, 2024.

10. Subsequent Events

On May 6, 2025, the Company’s board of directors approved a restructuring to reduce cash burn and to prioritize clinical development of sirexatamab in CRC and advancing FL-501 in preclinical development. In connection with this restructuring, the Company reduced its workforce by 13 full-time employees and converted 3 full-time employees to part-time status, in addition to the 11 full-time employees who have departed since the end of the first quarter, resulting in approximately 50% reduction in headcount. The Company expects to incur one-time costs of approximately $350 to $450 in connection with the overall workforce reduction. The majority of these costs will be recognized in the second quarter of 2025. These costs consist primarily of cash expenditures related to one-time termination benefits (some of which are paid over a number of months), including severance. The estimate of costs that the Company expects to incur and the timing thereof are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the actions described above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q, including the disclosures under Part II, Item IA “Risk Factors,” and our audited condensed consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission, or the SEC, on March 26, 2025. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and, unless otherwise indicated, amounts are presented in U.S. dollars.

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

Our lead clinical stage program is sirexatamab (DKN-01), a monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. We are currently studying sirexatamab in a clinical trial in patients with colorectal cancer. We also have a preclinical antibody programs FL-501.

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

Recent Developments

Since December 31, 2024, we have continued to make progress with the development of sirexatamab and our business strategy.

DKN-01 Development Update

●	Reported updated clinical data from Part B of the DeFianCe Study of sirexatamab plus bevacizumab and chemotherapy in CRC patients. In March 2025, we announced updated preliminary data from Part B of the DeFianCe study (NCT05480306), a Phase 2, open-label, global study of sirexatamab in combination with bevacizumab and chemotherapy (Sirexatamab Arm) compared to bevacizumab and chemotherapy (Control Arm) in patients with MSS CRC who have received one prior systemic therapy for advanced disease.
o	In patients with high DKK1 levels (upper quartile, n=44), the Sirexatamab Arm had a statistically significant 32% higher ORR, 3.5 month longer PFS, and OS compared to the Control Arm
o	In patients who had not received prior anti-VEGF therapy (n=95), the Sirexatamab Arm had a statistically significant 22% higher ORR and 2.6 month longer PFS compared to the Control Arm, with OS not mature but favoring the Sirexatamab Arm
o	With a higher number of patients remaining on study drug in the Sirexatamab Arm compared to the Control Arm, PFS in the full intent-to-treat population continues to mature with a tail population advantage for the Sirexatamab Arm
o	The strong signal from the DeFianCe study supports a registrational Phase 3 clinical trial to evaluate sirexatamab plus bevacizumab and chemotherapy in second-line MSS CRC patients with high DKK1 levels or in patients who have not received prior anti-VEGF therapy

●	Hosted a virtual KOL event featuring Dr. Zev Wainberg, Co-Director of the UCLA GI Oncology Program and a globally recognized leader in gastrointestinal cancer research, to discuss sirexatamab in second-line patients with advanced MSS CRC. Dr. Wainberg discussed the unmet need and how sirexatamab may improve upon the current treatment landscape for previously treated patients with advanced MSS CRC and reviewed the positive data from Part A and Part B of the Phase 2 DeFianCe study.

Pipeline Updates

●	Presented new preclinical data of FL-501 at the AACR 2025 Annual Meeting. FL-501 is a first-in-class GDF-15 neutralizing antibody targeting the cachexia pathway, a condition commonly associated with poor outcomes in cancer patients.
o	In humanized FcRn mouse studies, FL-501 demonstrated a 2-3-fold longer half-life and 50% reduced clearance compared to its wild-type precursor and ponsegromab
o	In mouse cachexia models using GDF-15-overexpressing colorectal cancer cells, FL-501 fully restored body composition, comparably or better than clinical-stage antibodies visugromab and ponsegromab
o	In a non-small cell lung cancer patient-derived xenograft model, FL-501 effectively countered cisplatin-induced weight loss, restoring body weight, composition, and condition scores
o	These findings, as well as a favorable safety profile and strong pharmacodynamic activity, support advancing FL-501 as a potentially best-in-class molecule

Business Updates

●	Engaged leading financial advisor to explore business development opportunities to further the development of sirexatamab. Strong signals from the DeFianCe study supports a registrational Phase 3 clinical trial in second-line CRC, which represents a significant potential global market opportunity.
●	Announced strategic restructuring to prioritize clinical focus on the development of sirexatamab in CRC. We are realigning our resources in order to prioritize the clinical development of sirexatamab in CRC and advancing FL-501 preclinically. As part of the strategic restructuring, we have reduced our workforce by approximately 50%.

Financial Overview

Research and Development Expenses

Our research and development activities have included conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates, primarily sirexatamab. We recognize research and development expenses as they are incurred. Our research and development expenses during the three months ended March 31, 2025 consisted primarily of:

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Direct research and development by program:
DKN‑01 program	$12,787	$11,183
TRX518 program	—	6
FL-301 program	—	11
FL-302 program	—	41
FL-501 program	124	58
Total research and development expenses	$12,911	$11,299
Australian research and development incentives	$55	$246

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

We anticipate that our general and administrative expenses will increase in the future to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 26, 2025, and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

●	accrued research and development expenses;
●	research and development incentive receivable; and
●	stock-based compensation.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change

	(in thousands)
Operating expenses:
Research and development	$12,911	$11,299	$1,612
General and administrative	3,006	3,526	(520)
Total operating expenses	15,917	14,825	1,092
Loss from operations	(15,917)	(14,825)	(1,092)
Interest income	437	775	(338)
Interest expense	(6)	—	(6)
Australian research and development incentives	55	246	(191)
Foreign currency losses	(4)	(16)	12
Net loss	$(15,435)	$(13,820)	$(1,615)

Research and Development Expenses

	Three Months Ended March 31,
			Increase
	2025	2024	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$12,787	$11,183	$1,604
TRX518 program	—	6	(6)
FL-301 program	—	11	(11)
FL-302 program	—	41	(41)
FL-501 program	124	58	66
Total research and development expenses	$12,911	$11,299	$1,612

Research and development expenses were $12.9 million for the three months ended March 31, 2025, compared to $11.3 million for the three months ended March 31, 2024. The increase of $1.6 million in research and development expenses during the three months ended March 31, 2025 as compared to the same period in 2024, was primarily due to an increase of $1.4 million in clinical trial costs due to the duration of patients on study, the increase in site activity associated with Part C of the DisTinGuish study and related shut down costs, and the expansion of the size of Part B of the DeFianCe study. There was also an increase of $0.1 million in manufacturing costs related to clinical trial material and manufacturing campaigns and an increase of $0.1 million in consulting fees associated with research and development activities.

General and Administrative Expenses

General and administrative expenses were $3.0 million for the three months ended March 31, 2025, compared to $3.5 million for the three months ended March 31, 2024. The decrease of $0.5 million in general and administrative expenses during the three months ended March 31, 2025 as compared to the same period in 2024, was due to a $0.4 million decrease in professional fees and a $0.1 million decrease in stock based compensation expense.

Interest Income

During the three months ended March 31, 2025, we recorded interest income of $0.4 million. During the three months ended March 31, 2024, we recorded interest income of $0.8 million. The decrease was due to a higher average cash and cash equivalent balance during the three months ended March 31, 2024.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.1 million during the three months ended March 31, 2025, based upon the applicable percentage of eligible research and development activities under the R&D Incentive Program, which expenses included the cost of manufacturing clinical trial material. During the three months ended March 31, 2024, we did not record any R&D incentive income.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gain/Loss

During the three months ended March 31, 2025 and 2024, we recorded an immaterial amount of foreign currency transaction losses. Foreign currency transaction gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2025, we had cash and cash equivalents of $32.7 million. Additionally, we had an accumulated deficit of $ 482.8 million at March 31, 2025, and during the three months ended March 31, 2025, we incurred a net loss of $15.4 million. We expect to continue to generate operating losses in the foreseeable future. The foregoing matters give rise to a substantial doubt about our ability to continue as a going concern for at least the next 12 months from the issuance of this report on Form 10-Q.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cash used in operating activities	$(14,480)	$(15,516)
Cash provided by (used in) financing activities	(61)	29
Effect of exchange rate changes on cash and cash equivalents	5	(235)
Net decrease in cash and cash equivalents	$(14,536)	$(15,722)

Operating activities. Net cash used in operating activities for the three months ended March 31, 2025 was primarily related to our net loss from the operation of our business of $15.4 million and net changes in working capital, including a decrease in accounts payable and accrued expenses of $0.4 million, a decrease in lease liabilities of $0.1 million and an increase in research and development incentive receivable of $0.1 million. These changes were partially offset by a decrease of $0.2 million in prepaid expenses and other assets, a decrease of $0.1 million in right-of-use asset and noncash stock-based compensation expense of $1.2 million.

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

Investing Activities. There were no investing activities during the three months ended March 31, 2025 and 2024.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2025 and 2024 consisted of an immaterial amount of proceeds upon the exercise of stock options.

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

As of March 31, 2025, our management, with the participation of our Chief Executive Officer, who is also serving as Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded, based upon the evaluation described above, that, as of March 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in our ordinary shares involves a high degree of risk. You should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 26, 2025, which could materially affect our business, financial condition, operating results or cash flows. In addition to those risk factors, you should consider the following:

Our management as of March 31, 2025 has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our financial statements for the quarter ended March 31, 2025 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management concluded as of March 31, 2025 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our financial statements have been issued. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop our product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. If we cannot raise sufficient funds, we may have to liquidate our assets and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 2.05 Costs Associated with Exit or Disposal Activities.” of Form 8-K.

On May 6, 2025, our board of directors approved a restructuring to reduce cash burn and to prioritize clinical development of sirexatamab in CRC and advancing FL-501 in preclinical development. In connection with this restructuring, we reduced our workforce by 13 full-time employees and converted 3 full-time employees to part-time status, in addition to the 11 full-time employees who have departed since the end of the first quarter, resulting in approximately 50% reduction in headcount. We expect to incur one-time costs of approximately $0.35 million to $0.45 million in connection with the overall workforce reduction. The majority of these costs will be recognized in the second quarter of 2025. These costs consist primarily of cash expenditures related to one-time termination benefits (some of which are paid over a number of months), including severance. The estimate of costs that we expect to incur and the timing thereof are subject to a number of assumptions, and actual results may differ materially. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the actions described above.

(c) Rule 10b5-1 Trading Plan

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See the Exhibit Index immediately prior to the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

31.1**

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

101*

The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*  Filed herewith.

**Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP THERAPEUTICS, INC.

Date: May 12, 2025	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Duly
Authorized Signatory)