Form 10-Q
period 2025-06-30
LEAP THERAPEUTICS, INC.
filed 2025-08-14
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, there were 41,439,529 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$18,130	$47,249
Research and development incentive receivable	739	704
Prepaid expenses and other current assets	292	86
Total current assets	19,161	48,039

Right of use assets, net	38	262
Research and development incentive receivable, net of current portion	59	—
Deposits	784	823
Total assets	$20,042	$49,124

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,339	$4,743
Accrued expenses	6,623	8,536
Income tax payable	324	531
Lease liability - current portion	39	266
Total current liabilities	14,325	14,076

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 41,439,529 and 38,329,894 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	41	38
Additional paid-in capital	505,207	502,501
Accumulated other comprehensive loss	(82)	(120)
Accumulated deficit	(499,449)	(467,371)
Total stockholders’ equity	5,717	35,048
Total liabilities and stockholders’ equity	$20,042	$49,124

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$10,537	$17,885	$23,448	$29,184
General and administrative	1,817	3,367	4,823	6,893
Restructuring charges	4,527	—	4,527	—
Total operating expenses	16,881	21,252	32,798	36,077
Loss from operations	(16,881)	(21,252)	(32,798)	(36,077)
Interest income	246	865	683	1,640
Interest expense	(7)	—	(13)	—
Australian research and development incentives	1	253	56	499
Foreign currency gain (loss)	(2)	6	(6)	(10)
Net loss	$(16,643)	$(20,128)	$(32,078)	$(33,948)
Dividend attributable to down round feature of warrants	—	(234)	—	(234)
Net loss attributable to common stockholders	$(16,643)	$(20,362)	$(32,078)	$(34,182)

Net loss per share
Basic and diluted	$(0.40)	$(0.52)	$(0.78)	$(1.01)

Weighted average common shares outstanding
Basic and diluted	41,444,979	39,122,662	41,357,423	33,830,083

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(16,643)	$(20,128)	$(32,078)	$(33,948)
Other comprehensive income (loss):
Foreign currency translation adjustments	31	123	38	(103)
Comprehensive loss	$(16,612)	$(20,005)	$(32,040)	$(34,051)

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

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2025

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances at March 31, 2025	41,439,529	$41	$503,718	$(113)	$(482,806)	$20,840

Foreign currency translation adjustment	—	—	—	31	—	31
Stock-based compensation	—	—	1,489	—	—	863
Net loss	—	—	—	—	(16,643)	(16,643)
Balances at June 30, 2025	41,439,529	$41	$505,207	$(82)	$(499,449)	$5,717

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances at December 31, 2024	38,329,894	$38	$502,501	$(120)	$(467,371)	$35,048

Issuance of common stock upon exercise of stock options	6,667	—	16	—	—	16
Issuance of common stock upon exercise of prefunded warrants	2,921,041	3	(3)	—	—	—
Issuance of common stock upon vest of restricted stock units	181,927	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	38	—	38
Stock-based compensation	—	—	2,693	—	—	2,067
Net loss	—	—	—	—	(32,078)	(32,078)
Balances at June 30, 2025	41,439,529	$41	$505,207	$(82)	$(499,449)	$5,717

See notes to condensed consolidated financial statements.

LEAP THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(32,078)	$(33,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	5
Non-cash operating lease expense	224	202
Stock-based compensation expense	2,693	2,618
Foreign currency transaction loss	6	10
Changes in operating assets and liabilities:
Prepaid expenses and other assets	67	(169)
Research and development incentive receivable	(59)	(498)
Accounts payable and accrued expenses	596	2,687
Income tax payable	(227)	—
Lease liability	(227)	(201)
Other assets	39	107
Net cash used in operating activities	(28,966)	(29,187)

Cash flows from financing activities:
Proceeds from April 2024 Private Placement	—	39,999
Payment of offering costs	—	(2,882)
Proceeds from the exercise of stock options	16	29
Principal payments of insurance financing	(196)	—
Net cash provided by (used in) financing activities	(180)	37,146

Effect of exchange rate changes on cash and cash equivalents	27	(123)
Net increase (decrease) in cash and cash equivalents	(29,119)	7,836
Cash and cash equivalents at beginning of period	47,249	70,643
Cash and cash equivalents at end of period	$18,130	$78,479

Supplemental disclosure of non-cash financing activities:
Remeasurement of right-of-use asset and lease liability	$—	$420
Dividend attributable to the down round feature of 2017 warrants	$—	$234
Offering costs included in accounts payable	$—	$66
Prepayment of insurance through third-party financing	$440	$—

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

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2024. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of June 30, 2025, statements of operations and statements of comprehensive loss for the three and six months ended June 30, 2025 and 2024 and statements of cash flows for the six months ended June 30, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2025, the Company had cash and cash equivalents of $18,130. Additionally, the Company had an accumulated deficit of $499,449 as of June 30, 2025, and during the six months ended June 30, 2025, the Company incurred a net loss attributable to common stockholders of $32,078. The Company expects to continue to generate operating losses for the foreseeable future. The foregoing matters give rise to a substantial doubt about the Company’s ability to continue as a going concern for at least the next 12 months from the issuance of this report on Form 10-Q.

The Company has engaged a leading financial advisor to explore strategic alternatives to preserve and maximize shareholder value, including any or all of the following: entering into a merger, asset sale, or license agreement with another company; selling or partnering sirexatamab or FL-501 in a transaction with a pharmaceutical company, biotechnology company, or investment fund; or seeking additional funding through public or private equity financings. There can be no assurance that the Company will successfully complete a transaction as part of the strategic alternative process, and any such transaction, if available, may not be on terms favorable to the Company. If the Company is not able to successfully complete any transaction, the Company’s business, operations and financial condition will be materially adversely affected, and the Company would be forced to discontinue its business and operations entirely, wind-up and liquidate.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% for the year ended December 31, 2024 and for the six months ended June 30, 2025.

The research and development incentive receivable represents an amount due in connection with the above program. The Company recorded a research and development incentive receivable of $798 and $704 as of June 30, 2025 and December 31, 2024, respectively, in the condensed consolidated balance sheets and other income from Australian research and development incentives of $253 for the three months ended June 30, 2024, and $56 and $499, respectively, for the six months ended June 30, 2025 and 2024, in the condensed consolidated statements of operations related to refundable research and development incentive program payments in Australia. The Company recorded an immaterial amount of Australian research and development incentives during the three months ended June 30, 2025.

The following table shows the change in the research and development incentive receivable from January 1, 2024 to June 30, 2025 (in thousands):

Balance at January 1, 2024	$771
Foreign currency translation	(67)
Balance at December 31, 2024	$704
Australian research and development incentive income	56
Foreign currency translation	38
Balance at June 30, 2025	$798

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are held in United States or Australian financial institutions and money market funds. At times, the Company may maintain cash balances in excess of the federally insured amount of $250 per depositor, per insured bank, for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the year ended December 31, 2024 or for the six months ended June 30,2025.

Restructuring Charges

On June 23, 2025, the Company’s Board of Directors approved a series of measures to conserve cash and reduce operating costs, including (i) the completion of the DeFianCe clinical trial and the wind-down of the Company’s research and development activities, including the Company’s sirexatamab and FL-501 development programs, and (ii) a reduction in force that impacted approximately 75% of the Company’s workforce. The reduction in force was conducted in two phases (i) first, on June 30, 2025, that impacted the Company’s Chief Operating Officer, Chief Scientific Officer and Chief Manufacturing Officer and (ii) second, on July 31, 2025 that impacted the Chief Medical Officer of the Company. As a result of this workforce reduction, during the three months ended June 30, 2025, the Company incurred $4,527 of charges recorded within restructuring charges in the condensed consolidated statements of operations. The Company does not expect to incur any further material charges related to this workforce reduction. The charges consist primarily of one-time employee severance and benefit costs and stock-based compensation expense related to acceleration of vesting. As of June 30, 2025, $3,540 is accrued within accrued expenses for employee severance benefits, the majority of which are expected to be paid in the third and fourth quarters of 2025.

Deposits

As of June 30, 2025 and December 31, 2024, there were $784 and $823, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized, which were recorded in the condensed consolidated balance sheets.

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

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

A summary of the assets carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2025
Assets:
Cash equivalents	$5,151	$5,151	$—	$—
Total assets	$5,151	$5,151	$—	$—

December 31, 2024
Assets:
Cash equivalents	$23,299	$23,299	$—	$—
Total assets	$23,299	$23,299	$—	$—

Cash equivalents of $5,151 and $23,299 as of June 30, 2025 and December 31, 2024, respectively, consisted of overnight investments and money market funds which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Income taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant changes to the U.S. federal income tax code. The OBBA includes provisions affecting corporate tax incentives, international tax provisions, and various business credits and deductions. Pursuant to ASC 740, Income Taxes, the Company will recognize the effects of the OBBBA in the third fiscal quarter of 2025, the period in which the legislation was enacted. The Company is currently evaluating the potential impact of the OBBBA on its financial statements.

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

3. Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2025	2024
Clinical trials	$2,600	$4,798
Professional fees	369	274
Payroll and related expenses	114	3,464
Severance	3,540	—
Accrued expenses	$6,623	$8,536

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

The Company’s existing lease agreement for the premises located at 47 Thorndike Street (the “47 Thorndike Street Lease”) was set to expire on July 31, 2025. On July 1, 2025 the Company entered into a Fifth Amendment to Lease (“Fifth Amendment”) with Landlord, extending the 47 Thorndike Street Lease as a tenancy-at will (as amended, the “Lease”). The term of the Lease will expire on the later of August 31, 2025 or the last day of any month identified by notice by the Company or Landlord to the other, not less than sixty (60) days in advance (see Note 10). The Lease includes variable lease and non-lease components that are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. Such payments primarily include common area maintenance charges.

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the lease term. The Company has an existing net lease in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. During the three months ended March 31, 2024, the Company extended the term of its operating lease to July 31, 2025 and recorded an additional right-of-use asset and lease liability of $420. As of June 30, 2025, a right-of-use asset of $38 and lease liability of $39 are reflected on the condensed consolidated balance sheet. The Company recorded rent expense of $117 and $115, respectively, during the three months ended June 30, 2025 and 2024 and $235 and $225, respectively, during the six months ended June 30, 2025 and 2024. Cash paid for amounts included in the measurement of lease liabilities was $117 and $115, respectively, during the three months ended June 30, 2025 and 2024 and $234 and $229, respectively, during the six months ended June 30, 2025 and 2024.

Future lease payments under non-cancelable operating leases as of June 30, 2025 are detailed as follows:

Future Operating Lease Payments
2025	39
Total Lease Payments	39
Less: imputed interest	—
Total operating lease liabilities	$39

5. Warrants

As of June 30, 2025, the number of shares of common stock issuable upon the exercise of outstanding warrants consisted of the following:

June 30, 2025
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

March 2020 Pre-funded Warrants

During the six months ended June 30, 2025, 824,718 March 2020 Pre-funded Warrants were cashless exercised, resulting in the issuance of 809,558 common shares of the Company’s common stock.

September 2021 Pre-funded Warrants

During the six months ended June 30, 2025, 591,603 September 2021 Pre-funded warrants were cashless exercised, resulting in the issuance of 590,424 common shares of the Company’s common stock.

April 2024 Pre-funded Warrants

During the six months ended June 30, 2025, 1,523,404 April 2024 Pre-funded Warrants were cashless exercised, resulting in the issuance of 1,521,059 common shares of the Company’s common stock.

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

6. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through June 30, 2025, no dividends have been declared for shares of common stock.

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

As of June 30, 2025, there were 3,922,812 shares available for grant under the Company’s equity incentive plans.

A summary of stock option activity under the Equity Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2024	6,416,744	$8.43	8.43	$1,937
Exercised	(6,667)	$2.40
Forfeited	(1,378,104)	$7.55
Outstanding at June 30, 2025	5,031,973	$8.68	6.00	$—
Options exercisable at June 30, 2025	3,639,701	$10.98	4.94
Options vested and expected to vest at June 30, 2025	5,031,973	$8.68	6.00	$—

The grant date fair value of the options granted during the six months ended June 30, 2024 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of the Company. The risk-free interest rate was based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The weighted average grant date fair value for the stock options granted during the six months ended June 30, 2024 was $2.12 per share. During the six months ended June 30, 2025, there were no stock options granted.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the six months ended June 30, 2024 were as follows, presented on a weighted average basis:

Six Months Ended June 30,
2024

Expected volatility	92.84%
Weighted average risk-free interest rate	4.00%
Expected dividend yield	0.00%
Expected term (in years)	6.44

Stock options generally vest over a three or four year period, as determined by the compensation committee of the Board of Directors at the time of grant. The options expire 10 years from the grant date. As of June 30, 2025, there was approximately $2,205 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 1.54 years.

Restricted Stock Units (“RSUs”)

The Company did not grant any RSUs during the six months ended June 30, 2025 and 2024.

The following table presents RSU activity under the 2016 Plan during the six months ended June 30, 2025:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Outstanding at December 31, 2024	220,000	$19.40
Vested	(220,000)	$19.40
Outstanding at June 30, 2025	—	$—

During the six months ended June 30, 2025, 220,000 RSUs vested. As of June 30, 2025, there were no shares outstanding covered by RSUs.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and RSUs to employees and non-employees in the condensed consolidated statements of operations during the three and six months ended June 30, 2025 and 2024 as follows:

Stock Based Compensation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Research and development	$387	$729	$1,021	$1,356
General and administrative	476	641	1,046	1,262
Restructuring charges	626	—	626	—
Total	$1,489	$1,370	$2,693	$2,618

8. Net Loss Per Share

Basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024 was calculated as follows (in thousands except share and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(16,643)	$(20,128)	$(32,078)	$(33,948)
Dividend attributable to down round feature of warrants	—	(234)	—	(234)
Net loss attributable to common stockholders for basic and diluted loss per share	$(16,643)	$(20,362)	$(32,078)	$(34,182)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	41,444,979	39,122,662	41,357,423	33,830,083
Net loss per share attributable to common stockholders – basic and diluted	$(0.40)	$(0.52)	$(0.78)	$(1.01)

Included within weighted average common shares outstanding for the three and six months ended June 30, 2025 and 2024 are 5,450, and 2,945,175, respectively, common shares issuable upon the exercise of certain warrants, which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

All warrants exercisable for common stock participate on a one-for-one basis and shares and warrants exercisable for Series X Preferred Stock issued participate on an as converted basis with common stock in the distribution of dividends, if and when declared by the board of directors, on the Company’s common stock. For purposes of computing EPS, these securities are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants and Series X Preferred Stock for the three and six months ended June 30, 2025 and 2024, as results of operations were a loss for the period.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2025 and 2024, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units to purchase common stock	—	227,500	—	227,500
Options to purchase common stock	5,031,973	4,822,221	5,031,973	4,822,221
Warrants to purchase common stock	3,285,316	3,586,373	3,285,316	3,586,373
	8,317,289	8,636,094	8,317,289	8,636,094

9. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of June 30, 2025, there were $12 noncancelable commitments under these agreements.

Insurance Financing Agreement—In March 2025, the Company entered into an insurance premium financing and security agreement with Aon Premium Finance, LLC. Under the agreement, the Company financed $440 of insurance premiums at a 8.74% fixed annual interest rate. Payments of approximately $42 are due monthly through February 2026. As of June 30, 2025, the outstanding principal of the loan was $245 and is included within accrued expenses in the condensed consolidated balance sheets.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through June 30, 2025.

Collaboration Agreement—On August 10, 2020, the Company entered into a collaboration agreement with Adimab, LLC (the “Adimab Agreement”), pursuant to which Adimab will conduct research programs to develop monoclonal antibodies to certain targets identified by the Company and provide it with an option to acquire exclusive rights to such antibodies. Upon payment of an option fee, on a product-by-product basis, Adimab will grant the Company a world-wide, exclusive license for, or assign ownership to the Company of, certain intellectual property rights and grant the Company a non-exclusive license with respect to the Adimab platform technology. As defined in the Adimab Agreement, after exercising an option and making the option payment, the Company would be required to pay Adimab milestones upon the completion of clinical development and regulatory milestones, along with a royalty in the low-single digits of net sales of each product, if and when achieved. However, there can be no assurance that clinical, or commercialization success will occur, and no royalties have been paid or accrued through June 30, 2025.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2025 or December 31, 2024.

10. Subsequent Events

On July 1, 2025, the Company entered into a Fifth Amendment with its 47 Thorndike Street Lease, extending the lease as a tenancy-at will and reducing the size of the premises. The original term was extended and will expire on the later of August 31, 2025 or the last day of any month identified by notice by the Company or Landlord to the other, not less than sixty (60) days in advance. The annual fixed rent for the period from and after August 1, 2025, is $230 ($19 for each month).

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

Recent Developments

Since March 31, 2025, we provided the following development and business updates.

DKN-01 Development Update

●	Reported updated clinical data from Part B of the DeFianCe study of sirexatamab plus bevacizumab and chemotherapy in CRC patients. In the updated analysis as of May 22, 2025, sirexatamab demonstrated a statistically significant benefit on overall response rate (“ORR”), by investigator assessment and blinded independent central review, and progression-free survival (“PFS”) in patients with high levels of DKK1, no prior exposure to anti-VEGF therapy, or liver metastasis, along with a positive trend on ORR and PFS in the full intent-to-treat population. The final data from the study is being prepared for presentation at a future medical conference.

Business Updates

●	Exploring strategic alternatives to preserve and maximize shareholder value. Our Board of Directors initiated a process to explore strategic alternatives to preserve and maximize shareholder value, including leveraging our cash balance and exploring potential sale or partnership opportunities for sirexatamab and FL-501. Our Board of Directors approved the engagement of Raymond James & Associates, Inc. to serve as exclusive financial advisor to assist in the strategic evaluation process. There can be no assurance that we will successfully complete a transaction as part of the strategic alternative process, and any such transaction, if available, may not be on terms favorable to us. If we are not able to successfully complete any transaction, our business, operations and financial condition will be materially adversely affected, and we would be forced to discontinue our business and operations entirely, wind-up and liquidate.

●	Taking additional steps to reduce spending and preserve capital. We implemented an additional workforce reduction of approximately 75% of our workforce. The total costs related to this reduction in force, including severance payments, are estimated to be approximately $4.5 million. The majority of these costs will be recognized in the third and fourth quarters of 2025.

Financial Overview

Research and Development Expenses

Our research and development activities have included conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates, primarily sirexatamab. We recognize research and development expenses as they are incurred. Our research and development expenses during the six months ended June 30, 2025 consisted primarily of:

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Direct research and development by program:
DKN‑01 program	$9,999	$17,806	$22,786	$28,989
TRX518 program	—	3	—	9
FL-301 program	—	20	—	31
FL-302 program	—	11	—	52
FL-501 program	538	45	662	103
Total research and development expenses	$10,537	$17,885	$23,448	$29,184
Australian research and development incentives	$1	$253	$56	$499

The successful development of our clinical product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. We have engaged a leading financial advisor to explore strategic alternatives to preserve and maximize shareholder value, including any or all of the following: entering into a merger, asset sale, or license agreement with another company; selling or partnering sirexatamab or FL-501 in a transaction with a pharmaceutical company, biotechnology company, or investment fund; or seeking additional funding through public or private equity financings. There can be no assurance that we will successfully complete a transaction as part of the strategic alternative process, and any such transaction, if available, may not be on terms favorable to us and may not allow for the continued development of our product candidates. If we are is not able to successfully complete any transaction, our business, operations and financial condition will be materially adversely affected, and we would be forced to discontinue our business (including the further development of the products) and operations entirely, wind-up and liquidate.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change

	(in thousands)
Operating expenses:
Research and development	$10,537	$17,885	$(7,348)
General and administrative	1,817	3,367	(1,150)
Restructuring charges	4,527	—	4,527
Total operating expenses	16,881	21,252	(4,371)
Loss from operations	(16,881)	(21,252)	4,371
Interest income	246	865	(619)
Interest expense	(7)	—	(7)
Australian research and development incentives	1	253	(252)
Foreign currency gain (loss)	(2)	6	(8)
Net loss	(16,643)	(20,128)	3,485
Dividend attributable to down round feature of warrants	—	(234)	234
Net loss attributable to common stockholders	$(16,643)	$(20,362)	$3,719

Research and Development Expenses

	Three Months Ended June 30,
			Increase
	2025	2024	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$9,999	$17,806	$(7,807)
TRX518 program	—	3	(3)
FL-301 program	—	20	(20)
FL-302 program	—	11	(11)
FL-501 program	538	45	493
Total research and development expenses	$10,537	$17,885	$(7,348)

Research and development expenses were $10.5 million for the three months ended June 30, 2025, compared to $17.9 million for the three months ended June 30, 2024. The decrease of $7.4 million in research and development expenses during the three months ended June 30, 2025 as compared to the same period in 2024, was primarily due to a decrease of $3.9 million in clinical trial costs. There was also a decrease of $1.7 million in payroll and other related expenses due to a decrease in headcount of our R&D full-time employees due to a reduction in force, a decrease of $1.4 million in manufacturing costs and a decrease of $0.4 million in stock based compensation expense as there were no stock options granted during the three months ended June 30, 2025.

General and Administrative Expenses

General and administrative expenses were $1.8 million for the three months ended June 30, 2025, compared to $3.4 million for the three months ended June 30, 2024. The decrease of $1.6 million in general and administrative expenses during the three months ended June 30, 2025 as compared to the same period in 2024, was due to a $1.4 million decrease in payroll and other related expenses mainly due to a decrease in incentive based compensation expense for our general and administrative full-time employees, and a $0.2 million decrease in general and administrative related stock based compensation expense.

Restructuring Charges

During the three months ended June 30, 2025, we announced a workforce reduction involving approximately 75% of our workforce. As a result of this workforce reduction, during the three months ended June 30, 2025, we incurred $4.5 million of charges, consisting primarily of one-time employee severance and benefit costs and stock based compensation expense related to acceleration of vesting.

Interest Income

During the three months ended June 30, 2025, we recorded interest income of $0.2 million. During the three months ended June 30, 2024, we recorded interest income of $0.9 million. The decrease was due to a higher average cash and cash equivalent balance during the three months ended June 30, 2024.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.3 million during the three months ended June 30, 2024, based upon the applicable percentage of eligible research and development activities under the R&D Incentive Program, which expenses included the cost of manufacturing clinical trial material. During the three months ended June 30, 2025, we recorded an immaterial amount of R&D incentive income.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gain/Loss

During the three months ended June 30, 2025 and 2024, we recorded an immaterial amount of foreign currency transaction losses. Foreign currency transaction gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change

	(in thousands)
Operating expenses:
Research and development	$23,448	$29,184	$(5,736)
General and administrative	4,823	6,893	(2,070)
Restructuring charges	4,527	—	4,527
Total operating expenses	32,798	36,077	(3,279)
Loss from operations	(32,798)	(36,077)	3,279
Interest income	683	1,640	(957)
Interest expense	(13)	—	(13)
Australian research and development incentives	56	499	(443)
Foreign currency loss	(6)	(10)	4
Net loss	(32,078)	(33,948)	1,870
Dividend attributable to down round feature of warrants	—	(234)	234
Net loss attributable to common stockholders	$(32,078)	$(33,948)	$1,870

Research and Development Expenses

	Six Months Ended June 30,
			Increase
	2025	2024	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$22,786	$28,989	$(6,203)
TRX518 program	—	9	(9)
FL-301 program	—	31	(31)
FL-302 program	—	52	(52)
FL-501 program	662	103	559
Total research and development expenses	$23,448	$29,184	$(5,736)

Research and development expenses were $23.5 million for the six months ended June 30, 2025, compared to $29.2 million for the six months ended June 30, 2024. The decrease of $5.7 million in research and development expenses during the six months ended June 30, 2025 as compared to the same period in 2024, was primarily due to a decrease of $2.5 million in manufacturing costs and a decrease of $1.3 million in clinical trial costs. There was also a decrease of $1.7 million in payroll and other related expenses due to a decrease in headcount of our R&D full-time employees due to a reduction in force and a decrease of $0.2 million in stock based compensation expense as there were no stock options granted during the six months ended June 30, 2025.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the six months ended June 30, 2025, compared to $6.9 million for the six months ended June 30, 2024. The decrease of $2.1 million in general and administrative expenses during the six months ended June 30, 2025 as compared to the same period in 2024, was primarily due to a $1.3 million decrease in payroll and other related expenses due to a decrease in incentive based compensation expense for our general and administrative full-time employees. There was also a decrease of $0.3 million in professional fees, a decrease of $0.3 million in taxes and insurance and a decrease of $0.2 million in general and administrative related stock based compensation expense.

Restructuring Charges

During the six months ended June 30, 2025, we announced a workforce reduction involving approximately 75% of our workforce. As a result of this workforce reduction, during the six months ended June 30, 2025, we incurred $4.5 million of charges, consisting primarily of one-time employee severance and benefit costs and stock based compensation expense related to acceleration of vesting.

Interest Income

During the six months ended June 30, 2025, we recorded interest income of $0.7 million. During the six months ended June 30, 2024, we recorded interest income of $1.6 million. The decrease was due to a higher average cash and cash equivalent balance during the six months ended June 30, 2024.

Australian Research and Development Incentives

We recorded R&D incentive income of $0.1 million and $0.5 million, respectively, during the six months ended June 30, 2025 and 2024, based upon the applicable percentage of eligible research and development activities under the R&D Incentive Program, which expenses included the cost of manufacturing clinical trial material.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gain/Loss

During the six months ended June 30, 2025 and 2024, we recorded an immaterial amount of foreign currency transaction losses. Foreign currency transaction gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2025, we had cash and cash equivalents of $18.1 million. Additionally, we had an accumulated deficit of $499.4 million at June 30, 2025, and during the six months ended June 30, 2025, we incurred a net loss of $32.1 million. We expect to continue to generate operating losses in the foreseeable future. The foregoing matters give rise to a substantial doubt about our ability to continue as a going concern for at least the next 12 months from the issuance of this report on Form 10-Q.

We have engaged a leading financial advisor to explore strategic alternatives to preserve and maximize shareholder value, including any or all of the following: entering into a merger, asset sale, or license agreement with another company; selling or partnering sirexatamab or FL-501 in a transaction with a pharmaceutical company, biotechnology company, or investment fund; or seeking additional funding through public or private equity financings. There can be no assurance that we will successfully complete a transaction as part of the strategic alternative process, and any such transaction, if available, may not be on terms favorable to us. If we are not able to successfully complete any transaction, our business, operations and financial condition will be materially adversely affected, and we would be forced to discontinue our business and operations entirely, wind-up and liquidate.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Cash used in operating activities	$(28,966)	$(29,187)
Cash provided by (used in) financing activities	(180)	37,146
Effect of exchange rate changes on cash and cash equivalents	27	(123)
Net increase (decrease) in cash and cash equivalents	$(29,119)	$7,836

Operating activities. Net cash used in operating activities for the six months ended June 30, 2025 was primarily related to our net loss from the operation of our business of $32.1 million and net changes in working capital, including a decrease of $0.2 million in income tax payable, a decrease of $0.2 million in lease liabilities and an increase in research and development incentive receivable of $0.1 million. These changes were partially offset by an increase in accounts payable and accrued expenses of $0.6 million, a decrease of $0.1 million in prepaid expenses and other assets, a decrease of $0.2 million in right-of-use asset and noncash stock-based compensation expense of $2.7 million.

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

Investing Activities. There were no investing activities during the six months ended June 30, 2025 and 2024.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2024 consisted of $40.0 million in gross proceeds from the April 2024 Private Placement and an immaterial amount of proceeds upon the exercise of stock options, partially offset by $2.9 million of offering costs paid. Net cash used in financing activities for the six months ended June 30, 2025 consisted of $0.2 million of principal payments of insurance financing and an immaterial amount of proceeds upon the exercise of stock options.

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

As of June 30, 2025, our management, with the participation of our Chief Executive Officer, who is also serving as Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded, based upon the evaluation described above, that, as of June 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

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

Our management as of June 30, 2025 has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our financial statements for the quarter ended June 30, 2025 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management concluded as of June 30, 2025 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our financial statements have been issued. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

We have engaged a leading financial advisor to explore strategic alternatives to preserve and maximize shareholder value, including any or all of the following: entering into a merger, asset sale, or license agreement with another company; selling or partnering sirexatamab or FL-501 in a transaction with a pharmaceutical company, biotechnology company, or investment fund; or seeking additional funding through public or private equity financings. There can be no assurance that the Company will successfully complete a transaction as part of the strategic alternative process, and any such transaction, if available, may not be on terms favorable to the Company. To the extent that we raise additional capital through the sale or issuance of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. If the Company is not able to successfully complete any transaction, the Company’s business, operations and financial condition will be materially adversely affected, and the Company would be forced to discontinue its business and operations entirely, wind-up and liquidate.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plan

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See the Exhibit Index immediately prior to the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

10.1*	Fifth Amendment to Lease by and between Bulfinch Square Limited Partnership and Leap Therapeutics, Inc. dated as of July 1, 2025.

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

101*

The following materials from Leap Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*  Filed herewith.

**Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP THERAPEUTICS, INC.

Date: August 13, 2025	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Duly
Authorized Signatory)