Form 10-Q
period 2025-09-30
LEAP THERAPEUTICS, INC.
filed 2025-11-12
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number: 001-37990

CYPHERPUNK TECHNOLOGIES INC.

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

As of November 10, 2025, there were 56,651,840 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements which reflect our current views with respect to, among other things, our operations and financial performance. Such statements are based upon our current plans, estimates and expectations that are subject to various risks and uncertainties that could cause actual results to differ materially from such statements. The inclusion of forward-looking statements should not be regarded as a representation that such plans, estimates and expectations will be achieved. Words such as “anticipate,” “expect,” “project,” “intend,” “believe,” “may,” “will,” “should,” “plan,” “could,” “continue,” “target,” “contemplate,” “estimate,” “forecast,” “guidance,” “predict,” “possible,” “potential,” “pursue,” “likely,” and words and terms of similar substance used in connection with any discussion of future plans, actions or events identify forward-looking statements. All statements, other than historical facts, including statements regarding our future product development plans; the potential, safety, efficacy, and regulatory and clinical progress of our product candidates, including the anticipated timing for potential regulatory submissions, approvals and timing thereof; and any assumptions underlying any of the foregoing, are forward-looking statements. In addition, forward-looking statements address various matters including statements relating to the assets to be held by the Company, the expected future market, price and liquidity of the digital assets the Company acquires, the macro and political conditions surrounding digital assets, the Company’s plan for value creation and strategic advantages, market size and growth opportunities, regulatory conditions, competitive position and the interest of other corporations in similar business strategies, technological and market trends, and future financial condition and performance. Important factors that could cause actual results to differ materially from our plans, estimates or expectations could include, but are not limited to: (i) our ability and plan to develop and commercialize sirexatamab (DKN-01) and our other programs; (ii) status, timing and results of our preclinical studies and clinical trials; (iii) the potential benefits of sirexatamab and our other programs; (iv) the timing of our development programs and seeking regulatory approval of sirexatamab and our other programs; (v) our ability to obtain and maintain regulatory approval; (vi) our estimates of expenses and future revenues and profitability; (vii) our estimates regarding our capital requirements and our needs for additional financing; (viii) our estimates of the size of the potential markets for sirexatamab and our other programs; (ix) the benefits to be derived from any collaborations, license agreements, or other acquisition efforts; (x) sources of revenues and anticipated revenues, including contributions from any collaborations or license agreements for the development and commercialization of products; (xi) the rate and degree of market acceptance of sirexatamab or our other products; (xii) the success of other competing therapies that may become available; (xiii) the manufacturing capacity for our products; (xiv) our intellectual property position; and (xv) our ability to maintain and protect our intellectual property rights. Additional risks and uncertainties include, among others, the risk that the Company will fail to realize the anticipated benefits of the digital asset treasury strategy; changes in business, market, financial, political and regulatory conditions; risks relating to the Company’s operations and business, including the highly volatile nature of the price of digital assets; the risk that the price of the Company’s Common Stock may be highly correlated to the price of the digital assets that it holds; risks related to increased competition in the industries in which the Company does and will operate; risks relating to significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally; risks relating to the treatment of crypto assets for U.S. and foreign tax purposes; and our ability to comply with the continued listing requirements of the Nasdaq Capital Market (“Nasdaq”).

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

INTRODUCTORY COMMENT

References to Cypherpunk and Leap

On November 12, 2025, we filed a Charter Amendment with the Secretary of State of the State of Delaware changing the Company’s name from “Leap Therapeutics, Inc.” to “Cypherpunk Technologies Inc.”. In connection with the name change, the Company has formed a new wholly-owned subsidiary, to be named “Leap Therapeutics, Inc.”, which will conduct the biotechnology operations of the Company. Throughout this Quarterly Report on Form 10-Q, the “Company,” “Cypherpunk”, “Cypherpunk Technologies”, “Leap,” “Leap Therapeutics,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Cypherpunk Technologies Inc. and its consolidated subsidiaries, and, except where the context requires otherwise, “Board of Directors” refers to the board of directors of Cypherpunk Technologies Inc. as of the date of filing of this Quarterly Report on Form 10-Q.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

CYPHERPUNK TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$9,686	$47,249
Research and development incentive receivable	743	704
Prepaid expenses and other current assets	69	86
Total current assets	10,498	48,039

Right of use assets, net	38	262
Deferred costs	80	—
Deposits	783	823
Total assets	$11,399	$49,124

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,279	$4,743
Accrued expenses	3,860	8,536
Income tax payable	527	531
Lease liability	38	266
Total current liabilities	8,704	14,076
Total liabilities	8,704	14,076

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 41,439,529 and 38,329,894 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	41	38
Additional paid-in capital	505,510	502,501
Accumulated other comprehensive loss	(104)	(120)
Accumulated deficit	(502,752)	(467,371)
Total stockholders’ equity	2,695	35,048
Total liabilities and stockholders’ equity	$11,399	$49,124

See notes to condensed consolidated financial statements.

CYPHERPUNK TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$1,247	$14,915	$24,695	$44,099
General and administrative	1,919	2,940	6,742	9,833
Restructuring charges	—	—	4,527	—
Total operating expenses	3,166	17,855	35,964	53,932
Loss from operations	(3,166)	(17,855)	(35,964)	(53,932)
Interest income	123	894	806	2,534
Interest expense	(10)	—	(23)	—
Australian research and development incentives	(56)	(499)	—	—
Foreign currency gain (loss)	8	(8)	2	(18)
Loss before income taxes	(3,101)	(17,468)	(35,179)	(51,416)
Provision for income taxes	(202)	(708)	(202)	(708)
Net loss	(3,303)	(18,176)	(35,381)	(52,124)
Dividend attributable to down round feature of warrants	—	—	—	(234)
Net loss attributable to common stockholders	$(3,303)	$(18,176)	$(35,381)	$(52,358)

Net loss per share
Basic and diluted	$(0.08)	$(0.44)	$(0.85)	$(1.44)

Weighted average common shares outstanding
Basic and diluted	41,444,979	41,209,639	41,386,929	36,307,890

See notes to condensed consolidated financial statements.

CYPHERPUNK TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(3,303)	$(18,176)	$(35,381)	$(52,124)
Other comprehensive income (loss):
Foreign currency translation adjustments	(22)	3	16	(100)
Comprehensive loss	$(3,325)	$(18,173)	$(35,365)	$(52,224)

See notes to condensed consolidated financial statements.

CYPHERPUNK TECHNOLOGIES INC.

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

CYPHERPUNK TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2025

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2025	41,439,529	$41	$505,207	$(82)	$(499,449)	$5,717
Foreign currency translation adjustment	—	—	—	(22)	—	(22)
Stock-based compensation	—	—	303	—	—	303
Net loss	—	—	—	—	(3,303)	(3,303)
Balances at September 30, 2025	41,439,529	$41	$505,510	$(104)	$(502,752)	$2,695

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2024	38,329,894	$38	$502,501	$(120)	$(467,371)	$35,048
Issuance of common stock upon exercise of stock options	6,667	—	16	—	—	16
Issuance of common stock upon exercise of prefunded warrants	2,921,041	3	(3)	—	—	—
Issuance of common stock upon vest of restricted stock units	181,927	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	16	—	16
Stock-based compensation	—	—	2,996	—	—	2,996
Net loss	—	—	—	—	(35,381)	(35,381)
Balances at September 30, 2025	41,439,529	$41	$505,510	$(104)	$(502,752)	$2,695

See notes to condensed consolidated financial statements.

CYPHERPUNK TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(35,381)	$(52,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	5
Non-cash operating lease expense	224	307
Stock-based compensation expense	2,996	3,957
Foreign currency transaction (gain) loss	(2)	18
Changes in operating assets and liabilities:
Prepaid expenses and other assets	771	(24)
Accounts payable and accrued expenses	(5,671)	2,573
Income tax payable	(32)	708
Lease liability	(228)	(307)
Other assets	40	100
Net cash used in operating activities	(37,283)	(44,787)

Cash flows from financing activities:
Proceeds from April 2024 Private Placement	—	39,999
Payment of offering costs	—	(2,948)
Proceeds from the exercise of stock options	16	29
Principal payments of insurance financing	(317)	—
Net cash provided by (used in) financing activities	(301)	37,080

Effect of exchange rate changes on cash and cash equivalents	21	(113)
Net decrease in cash and cash equivalents	(37,563)	(7,820)
Cash and cash equivalents at beginning of period	47,249	70,643
Cash and cash equivalents at end of period	$9,686	$62,823

Supplemental disclosure of non-cash financing activities:
Remeasurement of right-of-use asset and lease liability	$—	$420
Dividend attributable to the down round feature of 2017 warrants	$—	$234
Offering costs from October 2025 PIPE included in accrued expenses	$80	$—
Prepayment of insurance through third-party financing	$440	$—

See notes to condensed consolidated financial statements.

Cypherpunk Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

1. Nature of Business, Basis of Presentation and Liquidity

Nature of Business

Cypherpunk Technologies Inc. (formerly known as Leap Therapeutics, Inc.) (“the Company”) was incorporated in the state of Delaware on January 3, 2011. Wholly owned subsidiaries of the Company as of September 30, 2025 include HealthCare Pharmaceuticals Pty Ltd. (“HCP Australia”), Leap Securities Corp., and Flame Biosciences LLC.

The Company is a biopharmaceutical company developing biomarker-targeted antibody therapies designed to treat patients with cancer. The Company’s clinical stage program is sirexatamab (DKN-01), a monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. The Company also has a preclinical antibody program, FL-501, that is designed to treat cachexia-related indications.

The Company has historically devoted substantially all of its resources to development efforts relating to its product candidates, including manufacturing and conducting clinical trials of its product candidates, providing general and administrative support for these operations and protecting its intellectual property. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company has funded its operations primarily through proceeds from its sales of common stock and preferred stock and proceeds from the issuance of notes payable.

As further discussed under “Note 11 — Subsequent Events”, on October 6, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the investors named therein (the “Purchasers”), for the private placement (the “October 2025 Private Placement”) of (i) an aggregate of 15,212,311 shares of common stock of the Company, par value $0.001 per share (the “Common Stock”), at an offering price of $0.52064 per share, (ii) pre-funded warrants to purchase up to an aggregate of 80,768,504 shares of Common Stock at an offering price of $0.51964 per pre-funded warrant, each exercisable for one share of Common Stock at the exercise price of $0.001 per share, and (iii) common warrants to purchase up to an aggregate of 71,985,605 shares of Common Stock, each exercisable for one share of Common Stock at the exercise price of $0.5335 per common warrant share. The shares of common stock, together with the common warrants, had an aggregate purchase price of $0.61439 per unit, and the pre-funded warrants, together with the common warrants had an aggregate purchase price of $0.61339 per unit. The October 2025 Private Placement closed on October 8, 2025 (the “Closing Date”), with the Company receiving aggregate gross proceeds of approximately USD $58,888, before deducting fees and expenses. Immediately following the Closing Date, the Company initiated a strategy to deploy a portion of its capital raised that is not required to provide working capital for its ongoing operations to accumulate digital assets, focused on Zcash. Zcash is a protocol and blockchain network of connected devices all over the world, working together to validate transactions and maintain the Zcash ledger. ZEC is the monetary unit, or coin, of Zcash. Zcash allows for greater privacy, providing users with options for fully shielded transactions in which the sender, recipient, and amount are encrypted.

On November 12, 2025, the Company announced it would change its name from “Leap Therapeutics, Inc.” to “Cypherpunk Technologies Inc.”, and change its trading symbol from “LPTX” to “CYPH”. Effective as of November 12, 2025, the Company was renamed to “Cypherpunk Technologies Inc.” to reflect the strategic focus on acquiring ZEC, participating in the development of Zcash, and the values of privacy and liberty. The Company’s ongoing research and development operations will be conducted under a wholly-owned subsidiary named “Leap Therapeutics, Inc.” See “Note 11 — Subsequent Events.”

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

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2024. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of September 30, 2025, statements of operations and statements of comprehensive loss for the three and nine months ended September 30, 2025 and 2024 and statements of cash flows for the nine months ended September 30, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2025, the Company had an accumulated deficit of $502,752 at September 30, 2025, and during the nine months ended September 30, 2025, the Company incurred a net loss of $35,381. The Company expects to continue to generate operating losses for the foreseeable future. In addition, the Company had cash and cash equivalents of $9,686 as of September 30, 2025. As discussed further under “Note 11 — Subsequent Events”, the Company completed the October 2025 Private Placement on October 8, 2025, resulting in net proceeds of approximately $57,000, net of fees and offering expenses payable by the Company. The Company believes that its cash and cash equivalents of $9,686 as of September 30, 2025, together with the $7,000 of net proceeds from the October 2025 Private Placement that will be used to support operating the business, will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these financial statements.

In addition, to support its future operations and recently announced digital asset treasury strategy, the Company will likely seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. The inability to obtain funding, as and when needed, could have a negative impact on the Company’s financial condition and ability to pursue its business strategies.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% for the year ended December 31, 2024 and for the nine months ended September 30, 2025.

The research and development incentive receivable represents an amount due in connection with the above program. The Company recorded a research and development incentive receivable of $743 and $704 as of September 30, 2025 and December 31, 2024, respectively, in the condensed consolidated balance sheets. During the three months ended September 30, 2024, the Company expensed ($499) of research and development incentive income recognized during the six months ended June 30, 2024, in connection with its estimated 2024 Australian tax liability. During the three months ended September 30, 2025, the Company expensed ($56) of research and development incentive income recognized during the six months ended June 30, 2025, in connection with its estimated 2025 Australian tax liability. The Company did not record any Australian research and development incentives during the nine months ended September 30, 2025 and 2024.

The following table shows the change in the research and development incentive receivable from January 1, 2024 to September 30, 2025 (in thousands):

Balance at January 1, 2024	$771
Foreign currency translation	(67)
Balance at December 31, 2024	704
Foreign currency translation	39
Balance at September 30, 2025	$743

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are held in United States or Australian financial institutions and money market funds. At times, the Company may maintain cash balances in excess of the federally insured amount of $250 per depositor, per insured bank, for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the year ended December 31, 2024 or for the nine months ended September 30, 2025.

Restructuring Charges

On June 23, 2025, the Company’s Board of Directors approved a series of measures to conserve cash and reduce operating costs, including (i) the completion of the DeFianCe clinical trial and the wind-down of the Company’s research and development activities, including the Company’s sirexatamab and FL-501 development programs, and (ii) a reduction in force that impacted approximately 75% of the Company’s workforce. The reduction in force was conducted in two phases (i) first, on June 30, 2025, that impacted the Company’s Chief Operating Officer, Chief Scientific Officer and Chief Manufacturing Officer and (ii) second, on July 31, 2025 that impacted the Chief Medical Officer of the Company. As a result of this workforce reduction, during the nine months ended September 30, 2025, the Company incurred $4,527 of charges recorded within restructuring charges in the condensed consolidated statements of operations. The Company does not expect to incur any further material charges related to this workforce reduction. The charges consist primarily of one-time employee severance and benefit costs and stock-based compensation expense related to acceleration of vesting. As of September 30, 2025, $2,204 is accrued within accrued expenses for employee severance benefits.

Deposits

As of September 30, 2025 and December 31, 2024, there were $783 and $823, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized, which were recorded in the condensed consolidated balance sheets.

Warrants

The Company will recognize on a prospective basis the value of the effect of the down round feature in the warrants to purchase shares of common stock that were issued in a private placement in November 2017 (the “2017 Warrants”) and in the warrants that were issued in a private placement in March 2020 (the “March 2020 Coverage Warrants”) when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic earnings per share (“EPS”) calculation. In connection with the private placement of common stock and prefunded warrants completed in April 2024 (the “April 2024 Private Placement”), when the 2017 Warrants were repriced from $10.55 to $2.82 as a result of a down round, the Company recorded a dividend of $234 during the nine months ended September 30, 2024. The 2017 Warrants expired in November 2024.

See “Note 11 — Subsequent Events” for a discussion of warrants issued in connection with the October 2025 Private Placement.

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.

●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

A summary of the assets carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
September 30, 2025
Assets:
Cash equivalents	$4,213	$4,213	$—	$—
Total assets	$4,213	$4,213	$—	$—

December 31, 2024
Assets:
Cash equivalents	$23,299	$23,299	$—	$—
Total assets	$23,299	$23,299	$—	$—

Cash equivalents of $4,213 and $23,299 as of September 30, 2025 and December 31, 2024, respectively, consisted of overnight investments and money market funds which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Income taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant changes to the U.S. federal income tax code. The OBBBA includes provisions affecting corporate tax incentives, international tax provisions, and various business credits and deductions. Pursuant to ASC 740, Income Taxes, the Company considered the effects of the OBBBA in its tax provision for the third quarter of 2025, the period in which the legislation was enacted. The tax law change did not have an impact on the tax provision recorded by the Company for the three and nine months ended September 30, 2025.

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

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. See “Note 11 — Subsequent Events” for additional discussion of the October 2025 Private Placement and related matters.

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

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60), which requires certain crypto assets to be measured at fair value with changes recognized in net income and mandates additional disclosures. The amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years, with early adoption permitted. The Company did not hold or acquire any crypto assets as of September 30, 2025, and therefore this guidance had no impact on the accompanying financial statements. Subsequent to quarter-end, the Company acquired crypto assets, which will be accounted for in accordance with ASU 2023-08.

3. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2025	2024
Clinical trials	$978	$4,798
Professional fees	277	274
Payroll and related expenses	401	3,464
Severance	2,204	—
Accrued expenses	$3,860	$8,536

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

The Company’s existing lease agreement for the premises located at 47 Thorndike Street (the “47 Thorndike Street Lease”) was set to expire on July 31, 2025. On July 1, 2025 the Company entered into a Fifth Amendment to Lease (“Fifth Amendment”) with Landlord, extending the 47 Thorndike Street Lease as a tenancy-at will (as amended, the “Lease”). The term of the Lease expires on the later of August 31, 2025 or the last day of any month identified by notice by the Company or Landlord to the other, not less than sixty (60) days in advance. The Lease includes variable lease and non-lease components that are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. Such payments primarily include common area maintenance charges.

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the lease term. The Company has an existing net lease in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. During the nine months ended September 30, 2024, the Company extended the term of its operating lease to July 31, 2025 and recorded an additional right-of-use asset and lease liability of $420 and during the three and nine months ended September 30, 2025, the Company extended the term of its operating lease as a tenancy-at-will, with the term expiring on the later of August 31, 2025 or the last day of any month identified by notice by the Company or Landlord to the other, not less than sixty (60) days in advance, and recorded an additional right of-of-use asset and lease liability of $39. As of September 30, 2025, a right-of-use asset of $38 and lease liability of $38 are reflected on the condensed consolidated balance sheet. The Company recorded rent expense of $78 and $115, respectively, during the three months ended September 30, 2025 and 2024 and $313 and $340, respectively, during the nine months ended September 30, 2025 and 2024. Cash paid for amounts included in the measurement of lease liabilities was $58 and $117, respectively, during the three months ended September 30, 2025 and 2024 and $292 and $396, respectively, during the nine months ended September 30, 2025 and 2024.

Future lease payments under non-cancelable operating leases as of September 30, 2025 are detailed as follows:

Future Operating Lease Payments
2025	$38
Total Lease Payments	38
Less: imputed interest	—
Total operating lease liabilities	$38

5. Warrants

As of September 30, 2025, the number of shares of common stock issuable upon the exercise of outstanding warrants consisted of the following:

September 30, 2025
	Number of Common
Description	Shares Issuable	Exercise Price	Expiration Date
January 23 2017 Warrants	5,450	$0.10	Upon M&A Event
2019 Warrants	690,813	$19.50	February 2026
March 2020 Coverage Warrants	2,594,503	$21.10	Jan - March 2027
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

March 2020 Pre-funded Warrants

During the nine months ended September 30, 2025, 824,718 March 2020 Pre-funded Warrants were cashless exercised, resulting in the issuance of 809,558 common shares of the Company’s common stock.

September 2021 Pre-funded Warrants

During the nine months ended September 30, 2025, 591,603 September 2021 Pre-funded warrants were cashless exercised, resulting in the issuance of 590,424 common shares of the Company’s common stock.

April 2024 Pre-funded Warrants

During the nine months ended September 30, 2025, 1,523,404 April 2024 Pre-funded Warrants were cashless exercised, resulting in the issuance of 1,521,059 common shares of the Company’s common stock.

January 2023 Common Stock Warrants

In January 2023, pursuant to the Merger, the warrants held by the Flame Warrant Holders became exercisable for 6,530 shares of the Company’s common stock (the “January 2023 Common Stock Warrants”). The January 2023 Common Stock Warrants had an exercise price of $6.78 per share and expired in February 2025.

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

See “Note 11 — Subsequent Events” for a discussion of warrants issued in connection with the October 2025 Private Placement.

6. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through September 30, 2025, no dividends have been declared for shares of common stock.

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

See “Note 11 — Subsequent Events” for a discussion of the October 2025 Private Placement and related matters.

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

As of September 30, 2025, there were 5,653,387 shares available for grant under the Company’s equity incentive plans.

A summary of stock option activity under the Equity Plans is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2024	6,416,744	$8.43	8.43	$1,937
Exercised	(6,667)	$2.40
Forfeited	(3,108,679)	$7.17
Outstanding at September 30, 2025	3,301,398	$9.63	5.48	$—
Options exercisable at September 30, 2025	2,884,368	$10.66	5.04
Options vested and expected to vest at September 30, 2025	3,301,398	$9.63	5.48	$—

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the nine months ended September 30, 2024 were as follows, presented on a weighted average basis:

Nine Months Ended
September 30,
2024
Expected volatility	92.99%
Weighted average risk-free interest rate	3.98%
Expected dividend yield	0.00%
Expected term (in years)	6.46

Stock options generally vest over a three or four year period, as determined by the compensation committee of the Board of Directors at the time of grant. The options expire 10 years from the grant date. As of September 30, 2025, there was approximately $824 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 1.52 years.

Restricted Stock Units (“RSUs”)

The Company did not grant any RSUs during the nine months ended September 30, 2025 and 2024.

The following table presents RSU activity under the 2016 Plan during the nine months ended September 30, 2025:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Outstanding at December 31, 2024	220,000	$19.40
Vested	(220,000)	$19.40
Outstanding at September 30, 2025	—	$—

During the nine months ended September 30, 2025, 220,000 RSUs vested. As of September 30, 2025, there were no shares outstanding covered by RSUs.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and RSUs to employees and non-employees in the condensed consolidated statements of operations during the three and nine months ended September 30, 2025 and 2024 as follows:

Stock Based Compensation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$10	$720	$1,031	$2,076
General and administrative	293	619	1,339	1,881
Restructuring charges	—	—	626	—
Total	$303	$1,339	$2,996	$3,957

See “Note 11 — Subsequent Events” for a discussion of RSUs issued November 12, 2025 and the 2025 Equity Incentive Plan.

8. Net Loss Per Share

Basic and diluted net loss per share for the three and nine months ended September 30, 2025 and 2024 was calculated as follows (in thousands except share and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(3,303)	$(18,176)	$(35,381)	$(52,124)
Dividend attributable to down round feature of warrants	—	—	—	(234)
Net loss attributable to common stockholders for basic and diluted loss per share	$(3,303)	$(18,176)	$(35,381)	$(52,358)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	41,444,979	41,209,639	41,386,929	36,307,890
Net loss per share attributable to common stockholders – basic and diluted	$(0.08)	$(0.44)	$(0.85)	$(1.44)

Included within weighted average common shares outstanding for the three and nine months ended September 30, 2025 and 2024 are 5,450, and 2,945,175, respectively, common shares issuable upon the exercise of certain warrants, which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

All warrants exercisable for common stock participate on a one-for-one basis and shares and warrants exercisable for Series X Preferred Stock issued participate on an as converted basis with common stock in the distribution of dividends, if and when declared by the board of directors, on the Company’s common stock. For purposes of computing EPS, these securities are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants and Series X Preferred Stock for the three and nine months ended September 30, 2025 and 2024, as results of operations were a loss for the period.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2025 and 2024, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units to purchase common stock	—	227,500	—	227,500
Options to purchase common stock	3,301,398	4,846,635	3,301,398	4,846,635
Warrants to purchase common stock	3,285,316	3,586,373	3,285,316	3,586,373
	6,586,714	8,660,508	6,586,714	8,660,508

See “Note 11 — Subsequent Events” for a discussion of securities issued in the October 2025 Private Placement and RSUs issued in November 2025.

9. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of September 30, 2025, there were no noncancelable commitments under these agreements.

Insurance Financing Agreement—In March 2025, the Company entered into an insurance premium financing and security agreement with Aon Premium Finance, LLC. Under the agreement, the Company financed $440 of insurance premiums at a 8.74% fixed annual interest rate. Payments of approximately $42 are due monthly through February 2026. As of September 30, 2025, the outstanding principal of the loan was $124 and is included within accrued expenses in the condensed consolidated balance sheets.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through September 30, 2025.

Collaboration Agreement—On August 10, 2020, the Company entered into a collaboration agreement with Adimab, LLC (the “Adimab Agreement”), pursuant to which Adimab will conduct research programs to develop monoclonal antibodies to certain targets identified by the Company and provide it with an option to acquire exclusive rights to such antibodies. Upon payment of an option fee, on a product-by-product basis, Adimab will grant the Company a world-wide, exclusive license for, or assign ownership to the Company of, certain intellectual property rights and grant the Company a non-exclusive license with respect to the Adimab platform technology. As defined in the Adimab Agreement, after exercising an option and making the option payment, the Company would be required to pay Adimab milestones upon the completion of clinical development and regulatory milestones, along with a royalty in the low-single digits of net sales of each product, if and when achieved. However, there can be no assurance that clinical, or commercialization success will occur, and no royalties have been paid or accrued through September 30, 2025.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2025 or December 31, 2024.

10. Income Taxes

During the three and nine months ended September 30, 2025 and 2024, the company recorded a provision for income taxes of $202 and $708, respectively, related to the Company’s operations in Australia.

11. Subsequent Events

Private Placement – October 2025

Securities Purchase Agreement

On October 6, 2025, the Company entered into the Securities Purchase Agreement with Winklevoss Treasury Investments, LLC (“Winklevoss Capital”) as Lead Investor (the “Lead Investor”) and the other investors named therein, for the private placement of (i) 15,212,311 shares of Company common stock, par value $0.001 per share, at an offering price of $0.52064 per share (the “October 2025 Shares”), (ii) pre-funded warrants (the “October 2025 Pre-Funded Warrants”) to purchase up to an aggregate of 80,768,504 shares of the Company’s common stock at an offering price of $0.51964 per Pre-Funded Warrant, each exercisable for one share of common stock at the exercise price of $0.001 per Pre-Funded Warrant Share and (iii) common warrants (the “October 2025 Common Warrants”) to purchase up to an aggregate of 71,985,605 shares of Company common stock, each exercisable for one share of common stock at an exercise price of $0.5335 per common warrant share. The shares of common stock, together with the common warrants, had an aggregate purchase price of $0.61439 per unit, and the pre-funded warrants, together with the common warrants had an aggregate purchase price of $0.61339 per unit. The October 2025 Private Placement closed on October 8, 2025. The aggregate gross proceeds received by the Company from the offering was $58,888 and after fees and offering expenses payable by the Company the approximate net proceeds were $57,000.

The October 2025 Common Warrants are exercisable in cash or by means of a cashless exercise. They expire on the tenth anniversary of their date of issuance. The exercise price and the number of shares of common stock issuable upon exercise of each common warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the common stock.

The October 2025 Pre-Funded Warrants are exercisable in cash or by means of a cashless exercise and will not expire until the date such Pre-Funded Warrants are fully exercised. The unfunded exercise price of each pre-funded warrant will equal $0.001 per underlying pre-funded warrant share. The exercise price and the number of shares of Common Stock issuable upon exercise of each pre-funded warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the common stock.

The Securities Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties and termination provisions.

Parcrest International (“Parcrest”) served as the Company’s placement agent in connection with the October 2025 Private Placement. On the Closing Date, the Company paid Parcrest $1,500, of which $1,000 was paid in cash and the remainder in the form of warrants (the “Placement Agent Warrants”), which are of the same series and have the same terms as the Common Warrants, to purchase up to 4,000,000 shares of Common Stock. The Placement Agent has agreed that it shall not sell, transfer, assign, pledge, or otherwise dispose of any of the Placement Agent Warrants or the warrant shares underlying the Placement Agent Warrants for a period of six (6) months following the Closing Date, except with the prior written consent of both the Company and the Lead Investor.

Lead Investor Agreement

In connection with the Securities Purchase Agreement, the Company entered into a Lead Investor Agreement, dated October 6, 2025 (the “Lead Investor Agreement”) with Winklevoss Capital to secure its commitment as Lead Investor in the October 2025 Private Placement. Pursuant to the Lead Investor Agreement, as of the Closing Date, the Board of Directors of the Company (the “Board”) increased the size of the Board to twelve members and, subject to applicable corporate governance requirements and maintenance of certain ownership thresholds, granted the Lead Investor the right to appoint two directors to the Board to fill the vacancies (the “Investor Designees”), one of whom shall act as chair of the Board. The Company has agreed to use its reasonable best efforts to cause the Investor Designees to be elected to the Board (including recommending that the Company’s stockholders vote in favor of the election of the Investor Designees). The Lead Investor Agreement also contains customary representations and warranties, confidentiality provisions and limitations on liability.

Registration Rights Agreement

In connection with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement, dated October 6, 2025, with the investors named therein (the “Registration Rights Agreement”), providing for the registration for resale of the October 2025 Shares, the October 2025 Common Warrant Shares, and the October 2025 Pre-Funded Warrant Shares on an effective registration statement, pursuant to a registration statement (the “Resale Registration Statement”) to be filed with the SEC no later than thirty (30) days following the written demand by any Purchaser. The Company has agreed to use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective as promptly as possible, but in no event later than the tenth (10th) calendar day following its filing date, or, in the event of a review by the SEC, the seventy-fifth (75th) calendar day following the filing date (provided, that if the SEC is closed for operations due to a government shutdown, the effectiveness date shall be extended by the same number of trading days on which the SEC remains closed), and to keep the Resale Registration Statement continuously effective from the date on which the SEC declares the Resale Registration Statement to be effective until (i) the date on which the Purchasers shall have resold or otherwise disposed of all the Registrable Securities (as such term is defined in the Registration Rights Agreement) covered thereby, or (ii) the date on which the Registrable Securities may be resold by the Purchasers without registration and without regard to any volume or manner-of-sale limitations by reason of Rule 144, without the requirement for the Company to be in compliance with the current public information requirement under Rule 144 or any other rule of similar effect.

The Company has granted the Purchasers customary indemnification rights in connection with the Registration Rights Agreement. The Purchasers have also granted the Company customary indemnification rights in connection with the Registration Rights Agreement.

ZEC Token Purchases

Subsequent to the three month period ended September 30, 2025, the Company purchased 203,775 ZEC tokens at a weighted average cost of $245.37 per token, for an aggregate purchase price of $50,000. The purchases were made pursuant to a Digital Asset Purchase and Sale Agreement entered into with a subsidiary of Gemini Space Station, LLC, and were subject to Gemini’s standard fee schedules. Gemini is an affiliate of Winklevoss Capital.

Special Meeting of Stockholders

On November 3, 2025, the Company filed a definitive proxy statement with the SEC in connection with a special meeting of stockholders to be held December 15, 2025 for the purpose of voting on proposals to (i) amend the Company’s charter to increase the total number of shares that the Company is authorized to issue from two hundred fifty million (250,000,000) shares to five hundred million (500,000,000) shares, of which four hundred ninety million (490,000,000) shall be designated as Common Stock; (ii) grant the Board discretion to amend the Company’s charter to effect a reverse stock split, in a ratio ranging from 1:5 up to 1:20, with such ratio and timing of the reverse stock split to be effected, if at all, in the Board’s sole discretion within one year of approval; (iii) adopt a new 2025 Equity Incentive Plan; (iv) allow the Company, for the purpose of complying with Nasdaq Listing Rule 5635, to issue shares in excess of 19.99% of the Company’s outstanding Common Stock upon the exercise of certain warrants issued to purchasers in the October 2025 Private Placement, which issuance, if it were to occur, would be considered a “change of control” under Nasdaq rules; and (v) approve the adjournment or postponement of the special meeting to enable the Board to solicit additional proxies.

Appointment of New Board Directors and Chief Investment Officer

Effective November 11, 2025, the Company appointed Mr. Khing Oei as Chairman of the Board of Directors, and appointed Mr. Will McEvoy as a Board member. Each of Messrs. Oei and McEvoy were appointed as “Investor Designees” pursuant to the Lead Investor Agreement. In conjunction with these appointments, Christopher Mirabelli will step down from his role as Chairman of the Board of Directors, while remaining a Board member.

Effective November 11, 2025, Mr. McEvoy has also been appointed as the Company’s Chief Investment Officer, pursuant to the terms of an Executive Employment Agreement, dated November 11, 2025, between the Company and Mr. McEvoy (the “Employment Agreement”). Under the Employment Agreement, Mr. McEvoy is entitled to an annual base salary of $250 to an annual 40% bonus opportunity, and to participate in the Company’s employee benefit plans. In addition, subject to the terms and conditions set forth therein, the Employment Agreement provides for the potential future grant to Mr. McEvoy of an equity award consisting of 5,616,906 RSUs to be issued under or pursuant to an equity incentive plan of the Company, which RSUs, if vested pursuant to their terms, would entitle Mr. McEvoy to one share of the Company’s Common Stock per RSU.

Consulting Agreement; Grant of RSUs to CoinXit Ltd.

In connection with Mr. Oei’s appointment to the Board, on and effective November 11, 2025, the Company entered into a Consulting Agreement with CoinXit Ltd. (“CoinXit”), of which Mr. Oei is the sole owner and director (the “Consulting Agreement”). CoinXit may be entitled to fees for services rendered in connection with certain Project Assignments (as defined in the Consulting Agreement) for which the Company may decide to engage CoinXit, which fees may be in excess of $120. Pursuant to the terms of the Consulting Agreement, on November 11, 2025, the Company granted CoinXit an equity award consisting of 2,411,700 RSUs under the Company’s 2022 Equity Incentive Plan, which RSUs, if vested pursuant to their terms, will entitle CoinXit to one share of the Company’s Common Stock per RSU. In addition, the Consulting Agreement provides for the potential future grant to CoinXit of an additional equity award consisting of 3,036,457 RSUs to be issued under or pursuant to an equity incentive plan of the Company, which RSUs, if vested pursuant to their terms, would entitle CoinXit to one share of the Company’s Common Stock per RSU.

Grant of RSUs to Directors and Certain Employees

Effective November 11, 2025, the Compensation Committee of the Board approved the issuance of an aggregate of 3,241,687 RSUs to the directors and certain employees of the Company, of which 2,560,674 RSUs were issued pursuant to the Company’s 2016 Equity Incentive Plan, and 681,013 RSUs were issued pursuant to the Company’s 2022 Equity Incentive Plan. The RSUs, if vested pursuant to their terms, would entitle the recipient to one share of the Company’s Common Stock per RSU.

Name Change; Amended and Restated Bylaws

On November 12, 2025, the Company filed a Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change its name from “Leap Therapeutics, Inc.” to “Cypherpunk Technologies Inc.”, and announced the change of its Nasdaq ticker symbol from “LPTX” to “CYPH”, which is anticipated to become effective November 13, 2025. The Company’s ongoing research and development operations will be conducted under a wholly-owned subsidiary named “Leap Therapeutics, Inc.” In connection with the name change, the Board adopted Amended and Restated Bylaws of the Company, effective as of November 12, 2025, which reflect the Company’s new name and include miscellaneous revisions to remove outdated provisions.

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

Company Overview

We are a biopharmaceutical company developing biomarker-targeted antibody therapies designed to treat patients with cancer. Our clinical stage program is sirexatamab (DKN-01), a monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. We also have a preclinical antibody program, FL-501, that is designed to treat cachexia-related indications.

We have historically devoted substantially all of our resources to development efforts relating to our product candidates, including manufacturing and conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through proceeds from our sales of common stock and preferred stock and proceeds from the issuance of notes payable.

In October 2025, we initiated a strategy to deploy a portion of our capital raised that is not required to provide working capital for our ongoing operations to accumulate digital assets. Zcash is a protocol and blockchain network of connected devices all over the world, working together to validate transactions and maintain the Zcash ledger. ZEC is the monetary unit, or coin, of Zcash. Zcash allows for greater privacy, providing users with options for fully shielded transactions in which the sender, recipient, and amount are encrypted.

We renamed our company “Cypherpunk Technologies Inc.” to reflect the strategic focus on acquiring ZEC, participating in the development of Zcash, and the values of privacy and liberty. Our ongoing research and development operations will be conducted under a wholly-owned subsidiary named “Leap Therapeutics, Inc.”

Recent Developments

Since June 30, 2025, we provided the following development and business updates.

Cypherpunk Highlights:

●	Closed a $58.88 million private placement in cash led by Winklevoss Capital

In October 2025, we raised gross proceeds of $58.88 million in cash led by Winklevoss Capital to initiate a digital asset treasury strategy. In the transaction, we issued: (i) 15,212,311 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 80,768,504 shares of common stock, and (ii) warrants to purchase an additional 71,985,605 shares of common stock at an exercise price of $0.5335 per share. Parcrest International (“Parcrest”) served as our placement agent in connection with the October 2025 Private Placement. On the Closing Date, we paid Parcrest $1.5 million, of which $1.0 million was paid in cash and the remainder in the form of warrants (the “Placement Agent Warrants”), which are of the same series and have the same terms as the Common Warrants, to purchase up to 4,000,000 shares of Common Stock.

●	Appointed digital asset executives Khing Oei as Chairman of the Board of Directors and Will McEvoy as a member of the Board of Directors and Chief Investment Officer

In November 2025, we appointed Khing Oei as Chairman of the Boad of Directors, and Will McEvoy as Chief Investment Officer and a Board member. In conjunction with these appointments, Christopher Mirabelli will step down from his role as Chairman of the Board of Directors, while remaining a Board member.

Khing Oei is a seasoned investor with a strong track record of investing in public, private and digital markets. He is the Founder and CEO of Treasury, an emerging euro-denominated Bitcoin treasury firm. Before Treasury, Mr. Oei was the Founder and CEO of Captur (formerly AlphaSwap), a decentralized asset management platform. He was previously the Founder and Chief Investment Officer of Eyck Capital, a London-based event-driven hedge fund focused on distressed and special situations across credit and equities, managing over $200 million in assets. Prior to that role, Mr. Oei was a Managing Principal and Portfolio Manager at Bardin Hill (formerly Halcyon), a $10 billion multi-strategy hedge fund where, as CEO of its European operations, he led European distressed investments and managed the firm’s $2.5 billion CLO platform. Mr. Oei began his career at Goldman Sachs in the Special Situations Group and later worked at Fortress Investment Group’s Drawbridge Special Opportunities Fund.

Will McEvoy is a Principal at Winklevoss Capital, where he leads investing and identifies opportunities on the frontier, from crypto and space to energy, bio, and defense. He focuses on companies and technologies that slow entropy and create order in critical domains. Before joining Winklevoss Capital, Will authored Bitcoin and crypto research and Fundstrat and helped build one of Dynasty Financial Partners’ highest performing client platforms. He also serves on the board of Real Bedford FC and holds a degree from the George Washington University.

●	Successfully established a digital asset treasury strategy focused on Zcash (“ZEC”), acquiring 203,775.27 ZEC to date at an aggregate purchase price of approximately $50.0 million, or $245.37 per ZEC

We believe that privacy-protecting assets and related technologies will be critical in an increasingly digital world. We intend to acquire and hold ZEC as our primary digital asset and to be an active participant in the Zcash community. As of November 11, 2025, we have acquired 203,775.27 ZEC at an aggregate purchase price of approximately $50.0 million, or $245.37 per ZEC.

Zcash functions much like Bitcoin, and it was created from the original Bitcoin code base. Like Bitcoin, Zcash is a digital currency that can be transmitted over a peer-to-peer payment system, except that Zcash uses a protocol called “zero-knowledge proofs” that allows users to engage in blockchain transactions while maintaining greater privacy. This cryptographic technology allows parties to decide whether or not to reveal sensitive information and enables private, public, shielding, and deshielding transactions on the Zcash blockchain. For example, the owner of a specific address is able to choose to disclose an address and transaction details to a trusted third party, potentially for compliance or audit reasons. Alternatively, transacting can work in a similar manner to the Bitcoin blockchain, where the sender and receiver addresses and value of the transfer are all publicly visible.

Leap Therapeutics Highlights:

●	Presented final clinical data from Part B of the DeFianCe study of sirexatamab plus bevacizumab and chemotherapy in CRC patients at ESMO Congress 2025.

In a Mini Oral session at the ESMO Congress in October 2025, we presented the final results from Part B of the DeFianCe study, a Phase 2 study of sirexatamab, an anti-DKK1 monoclonal antibody, in combination with bevacizumab and chemotherapy (Sirexatamab Arm) compared to bevacizumab and chemotherapy (Control Arm) in patients with microsatellite stable CRC who have received one prior systemic therapy for advanced disease. Sirexatamab demonstrated a statistically significant benefit on overall response rate (ORR) and progression-free survival (PFS) in patients with high levels of DKK1, along with a positive trend on ORR and PFS in the full intent-to-treat population.

●	Across the DKK1-high (upper median) patients (n=88):
o	ORR was 38.0% in the Sirexatamab Arm compared to 23.7% ORR in the Control Arm.
o	mPFS was 9.03 months in the Sirexatamab Arm compared to 7.06 months in the Control Arm, Hazard Ratio (HR) 0.61, p-value = 0.0255.
o	mOS was not reached in the Sirexatamab Arm compared to 14.39 months in the Control Arm, HR 0.42, p-value = 0.0118.
●	Across the DKK1-high (upper quartile) patients (n=44):
o	ORR was 44.0% in the Sirexatamab Arm compared to 15.8% ORR in the Control Arm.
o	mPFS was 9.36 months in the Sirexatamab Arm compared to 5.88 months in the Control Arm, HR 0.46, p-value = 0.0168.
o	mOS was not reached in the Sirexatamab Arm compared to 9.66 months in the Control Arm, HR 0.17, p-value < 0.001.

●	In the full intent-to-treat population (n=188):
o	ORR was 35.1% in the Sirexatamab Arm compared to 26.6% ORR in the Control Arm.
o	mPFS was 9.2 months in the Sirexatamab Arm compared to 8.3 months in the Control Arm, HR 0.84, p-value = 0.1712.
o	Event-free rate favors Sirexatamab Arm beginning at month 9 (53 vs 47%) with further separation at month 12 (34 vs 23%).
●	Advancing DKK1 biomarker diagnostic test and engaging with regulatory authorities.

We are now in the process of engaging with regulatory agencies in the United States and Europe over the registrational pathway for sirexatamab in CRC. We are also working with a leading diagnostics research laboratory to optimize the DKK1 biomarker diagnostic test that could be used to identify CRC patients with poor prognosis and to select patients for treatment with sirexatamab. We expect to provide an update on the next steps in development and on the registrational pathway in the first quarter of 2026.

Financial Overview

Research and Development Expenses

Our research and development activities have included conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates, primarily sirexatamab. We recognize research and development expenses as they are incurred. Our research and development expenses during the nine months ended September 30, 2025 consisted primarily of:

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Direct research and development by program:
DKN‑01 program	$1,184	$14,776	$23,970	$43,765
TRX518 program	—	—	—	9
FL-301 program	—	—	—	31
FL-302 program	—	11	—	63
FL-501 program	63	128	725	231
Total research and development expenses	$1,247	$14,915	$24,695	$44,099
Australian research and development incentives	$(56)	$(499)	$—	$—

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change

	(in thousands)
Operating expenses:
Research and development	$1,247	$14,915	$(13,668)
General and administrative	1,919	2,940	(1,021)
Total operating expenses	3,166	17,855	(14,689)
Loss from operations	(3,166)	(17,855)	14,689
Interest income	123	894	(771)
Interest expense	(10)	—	(10)
Australian research and development incentives	(56)	(499)	443
Foreign currency gain (loss)	8	(8)	16
Loss before income taxes	(3,101)	(17,468)	14,367
Provision for income taxes	(202)	(708)	506
Net loss attributable to common stockholders	$(3,303)	$(18,176)	$14,873

Research and Development Expenses

	Three Months Ended September 30,
			Increase
	2025	2024	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$1,184	$14,776	$(13,592)
FL-302 program	—	11	(11)
FL-501 program	63	128	(65)
Total research and development expenses	$1,247	$14,915	$(13,668)

Research and development expenses were $1.2 million for the three months ended September 30, 2025, compared to $14.9 million for the three months ended September 30, 2024. The decrease of $13.7 million in research and development expenses during the three months ended September 30, 2025 as compared to the same period in 2024, was primarily due to a decrease of $5.3 million in clinical trial costs and a decrease of $3.7 million in manufacturing costs due to the shut down of our clinical trials. There was also a decrease of $3.3 million in payroll and other related expenses due to a decrease in headcount of our R&D full-time employees due to a reduction in force, a decrease of $0.7 million in stock based compensation expense as there were no stock options granted during the three months ended September 30, 2025 and a decrease of $0.7 million in consulting fees related to research and development activities.

General and Administrative Expenses

General and administrative expenses were $1.9 million for the three months ended September 30, 2025, compared to $2.9 million for the three months ended September 30, 2024. The decrease of $1.0 million in general and administrative expenses during the three months ended September 30, 2025 as compared to the same period in 2024, was due to a $0.5 million decrease in payroll and other related expenses due to a decrease in incentive based compensation expense for our general and administrative employees and a decrease in headcount of our general and administrative employees due to a reduction in force. There was also a decrease of $0.3 million in stock based compensation expense as there were no stock options granted during the three months ended September 30, 2025 and a $0.2 million decrease in professional fees.

Interest Income

During the three months ended September 30, 2025, we recorded interest income of $0.1 million. During the three months ended September 30, 2024, we recorded interest income of $0.9 million. The decrease was due to a higher average cash and cash equivalent balance during the three months ended September 30, 2024.

Australian Research and Development Incentives

We record R&D incentive income based upon the applicable percentage of eligible research and development activities under the R&D Incentive Program, which expenses included the cost of manufacturing clinical trial material. During the three months ended September 30, 2024, we expensed $0.5 million of R&D incentive income recognized during the six months ended June 30, 2024, in connection with our estimated 2024 Australian tax liability. During the three months ended September 30, 2025, we expensed $0.1 million of R&D incentive income recognized during the six months ended June 30, 2025, in connection with our estimated 2025 Australian tax liability.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Foreign Currency Gain/Loss

During the three months ended September 30, 2025 and 2024, we recorded an immaterial amount of foreign currency transaction gains (losses). Foreign currency transaction gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change

	(in thousands)
Operating expenses:
Research and development	$24,695	$44,099	$(19,404)
General and administrative	6,742	9,833	(3,091)
Restructuring charges	4,527	—	4,527
Total operating expenses	35,964	53,932	(17,968)
Loss from operations	(35,964)	(53,932)	17,968
Interest income	806	2,534	(1,728)
Interest expense	(23)	—	(23)
Foreign currency gain (loss)	2	(18)	20
Net loss before income taxes	(35,179)	(51,416)	16,237
Provision for income taxes	(202)	(708)	506
Net loss	(35,381)	(52,124)	16,743
Dividend attributable to down round feature of warrants	—	(234)	234
Net loss attributable to common stockholders	$(35,381)	$(52,358)	$16,977

Research and Development Expenses

	Nine Months Ended September 30,
			Increase
	2025	2024	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$23,970	$43,765	$(19,795)
TRX518 program	—	9	(9)
FL-301 program	—	31	(31)
FL-302 program	—	63	(63)
FL-501 program	725	231	494
Total research and development expenses	$24,695	$44,099	$(19,404)

Research and development expenses were $24.7 million for the nine months ended September 30, 2025, compared to $44.1 million for the nine months ended September 30, 2024. The decrease of $19.4 million in research and development expenses during the nine months ended September 30, 2025 as compared to the same period in 2024, was primarily due to a decrease of $7..8 million in clinical trial costs and a decrease of $5.1 million in manufacturing costs due to the shut down of our clinical trials. There was also a decrease of $5.0 million in payroll and other related expenses due to a decrease in headcount of our R&D full-time employees due to a reduction in force, a decrease of $1.0 million in stock based compensation expense as there were no stock options granted during the three months ended September 30, 2025 and a decrease of $0.5 million in consulting fees related to research and development activities.

General and Administrative Expenses

General and administrative expenses were $6.7 million for the nine months ended September 30, 2025, compared to $9.8 million for the nine months ended September 30, 2024. The decrease of $3.1 million in general and administrative expenses during the nine months ended September 30, 2025 as compared to the same period in 2024, was primarily due to a $1.8 million decrease in payroll and other related expenses due to a decrease in incentive based compensation expense for our general and administrative employees and a decrease in headcount of our general and administrative employees due to a reduction in force. There was also a decrease of $0.7 million in professional fees and a decrease of $0.6 million in stock based compensation expense as there were no stock options granted during the three months ended September 30, 2025.

Restructuring Charges

During the nine months ended September 30, 2025, we announced a workforce reduction involving approximately 75% of our workforce. As a result of this workforce reduction, during the nine months ended September 30, 2025, we incurred $4.5 million of charges, consisting primarily of one-time employee severance and benefit costs and stock based compensation expense related to acceleration of vesting.

Interest Income

During the nine months ended September 30, 2025, we recorded interest income of $0.8 million. During the nine months ended September 30, 2024, we recorded interest income of $2.5 million. The decrease was due to a higher average cash and cash equivalent balance during the nine months ended September 30, 2024.

Foreign Currency Gain/Loss

During the nine months ended September 30, 2025 and 2024, we recorded an immaterial amount of foreign currency transaction gains (losses). Foreign currency transaction gains and losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2025, we had an accumulated deficit of $502.8 million at September 30, 2025, and during the nine months ended September 30, 2025, we incurred a net loss of $35.4 million. We expect to continue to generate operating losses for the foreseeable future. In addition, we had cash and cash equivalents of $9.7 million as of September 30, 2025. In October 2025, we completed the October 2025 Private Placement, resulting in net proceeds of approximately $57.0 million, net of fees and offering expenses payable by us. We believe that our cash and cash equivalents of $9.7 million as of September 30, 2025, together with the $7.0 million of net proceeds from the October 2025 Private Placement that will be used to support operating the business, will be sufficient to fund our operating expenses for at least the next 12 months from issuance of these financial statements.

In addition, to support our future operations and recently announced digital asset treasury strategy, we will likely seek additional funding through public or private equity financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. The inability to obtain funding, as and when needed, could have a negative impact on our financial condition and ability to pursue our business strategies.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Cash used in operating activities	$(37,283)	$(44,787)
Cash provided by (used in) financing activities	(301)	37,080
Effect of exchange rate changes on cash and cash equivalents	21	(113)
Net decrease in cash and cash equivalents	$(37,563)	$(7,820)

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2025 was primarily related to our net loss from the operation of our business of $35.4 million and net changes in working capital, including a decrease in accounts payable and accrued expenses of $5.7 million and a decrease in lease liabilities of $0.2 million. These changes were partially offset by a decrease of $0.8 million in prepaid expenses and other assets, a decrease of $0.2 million in right-of-use asset and noncash stock-based compensation expense of $3.0 million.

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

Investing Activities. There were no investing activities during the nine months ended September 30, 2025 and 2024.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of $40.0 million in gross proceeds from the April 2024 Private Placement and an immaterial amount of proceeds upon the exercise of stock options, partially offset by $2.9 million of offering costs paid. Net cash used in financing activities for the nine months ended September 30, 2025 consisted of $0.3 million of principal payments of insurance financing and an immaterial amount of proceeds upon the exercise of stock options.

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

As of September 30, 2025, our management, with the participation of our Chief Executive Officer, who is also serving as Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded, based upon the evaluation described above, that, as of September 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 26, 2025, which could materially affect our business, financial condition, operating results or cash flows. In addition to those risk factors, you should consider the following:

We have recently shifted a portion of our business strategy towards a focus on our digital asset treasury strategy, and we may be unable to successfully implement this new strategy.

We have shifted a portion of our business strategy towards our digital asset treasury strategy, including potential investments in Zcash (ZEC). There is no assurance that we will be able to successfully implement this new strategy or operate ZEC-related activities at the scale or profitability currently anticipated. This strategic shift requires specialized employee skillsets and operational, technical and compliance infrastructure to support ZEC and related activities. This also requires that we implement different security protocols and treasury management practices. Further, there is ongoing scrutiny and limited formal guidance from regulatory agencies, including Nasdaq and the SEC, with respect to the treatment of public company digital asset treasury strategies. There is no assurance that we will be able to execute this strategy by building out the needed infrastructure within the timeframe that we currently anticipate. Errors by key management or our third party service providers could result in significant loss of funds and reduced rewards. As a result, our shift towards our digital asset treasury strategy could have a material adverse effect on our business and financial condition.

Our shift towards our digital asset treasury strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.

Our shift towards our digital asset treasury strategy exposes us to significant operational risks. The Zcash ecosystem is rapidly evolving, with frequent upgrades and protocol changes that may require significant adjustments to our operational setup. The Zcash upgrades and protocol changes may require that we incur unanticipated costs and could cause temporary service disruptions. We may also need to employ third-party service providers in our operations, which may introduce risks outside of our control, including significant cybersecurity risks. Any of these operational risks could materially and adversely affect our ability to execute our digital asset treasury strategy, prevent us from realizing positive returns and severely hurt our financial condition.

ZEC is a highly volatile digital asset, and fluctuations in the price of ZEC may adversely influence our financial results and the market price of our listed securities.

We plan to use a significant portion of capital in our treasury to purchase ZEC, a digital asset. The price of ZEC has been subject to dramatic price fluctuations and is highly volatile. In the twelve months ended November 7, 2025, ZEC has traded between approximately $26.14 and $736.51.

Any increase or decrease in the fair value of ZEC will require us to recognize unrealized gains or losses, which could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our securities. In addition, the application of generally accepted accounting principles in the United States with respect to digital assets remains uncertain in some respects, and any future changes in the manner in which we account for our ZEC holdings could have a material adverse effect on our financial results and the market price of our securities.

In addition, if investors view the value of our securities as dependent upon or linked to the value or change in the value of our ZEC holdings, the price of ZEC may significantly influence the market price of our securities. ZEC is a highly volatile asset. Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of ZEC decreased substantially, including as a result of:

•	Decreased user and investor confidence in Zcash, including due to the risk factors described herein;

•

investment and trading activities such as (i) trading activities of highly active retail and institutional users, speculators, miners, and investors, (ii) significant dispositions of ZEC by large holders, or (iii) actual or perceived manipulation of the markets for ZEC;

•

negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, Zcash, for example: (i) public perception that ZEC or other digital assets can be used as a vehicle for money laundering or to circumvent government regulations or sanctions; (ii) regulations in the European Union that, beginning on July 1, 2027, will prohibit transactions involving anonymous wallets and privacy-focused digital assets such as ZEC; (iii) filings for bankruptcy protection or bankruptcy proceedings of major digital assets or blockchain industry participants; and (iv) activities relating to other digital assets, including “meme coins”;

•	changes in consumer preferences and the perceived value or prospects or utility of Zcash;
•

developments affecting other companies pursuing a digital asset treasury strategy similar to ours, such as the abandonment of the strategy by such other companies, the failure by such other companies to satisfy their debt or other financial obligations, market concerns as to the viability or creditworthiness of such other companies, the loss or disposition of substantial assets by such other companies, regulatory or legal judgments or actions against such other companies due to their adoption of a digital asset treasury strategy, or any other similar actions or negative outcomes impacting such other companies;

•

competition from other digital assets that exhibit comparable or better privacy, speed, security, scalability or efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

•	the introduction of a government-issued digital currency that could eliminate or reduce the need or demand for private-sector issued digital assets such as ZEC, or significantly limit their utility;
•

a decrease in the price of other digital assets, to the extent the decrease in the price of such other digital assets may cause a decrease in the price of ZEC or adversely affect investor confidence in digital assets generally;

•

developments relating to the Zcash blockchain and protocol, including (i) changes to the Zcash blockchain and protocol that impact its security, speed, scalability, usability or value, such as changes to the cryptographic security protocol underpinning the blockchain and protocol, changes to the maximum number of ZEC outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes; (ii) failures to make upgrades to the Zcash blockchain and the protocol to adapt to security, technological, legal or other challenges; and (iii) changes to the Zcash blockchain and protocol that introduce software bugs, security risks or other elements that adversely affect Zcash and the privacy functionality;

•	disruptions, failures, unavailability, or interruptions in services of trading venues for ZEC or other digital assets;
•

the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants;

•

regulatory, legislative, enforcement and judicial actions that adversely affect access to, functionality of, or performance of Zcash, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from trading in and holding ZEC;

•	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions and fiat currency devaluations; and
•

developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Zcash blockchain becoming insecure or ineffective.

In addition, the stock market and the markets for both digital asset-influenced and technology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies in those markets. In particular, future trading prices in our securities may reflect market dynamics that are not connected to valuation methods commonly associated with operating companies in similar industries or with companies engaged predominantly in passive investments in digital assets or other commodities, such as exchange-traded products (“ETPs”). Equity market capitalizations of other such companies are often in excess of stockholders’ equity calculated in accordance with U.S. generally accepted accounting principles, and in excess of valuations that might traditionally be expected based on their operating performances, cash flows and net assets. Investors may therefore be unable to assess the value of our common stock or evaluate the risks of an investment in our company using traditional or commonly used enterprise valuation methods. We cannot predict how these dynamics may evolve over time, or whether or how long they may last. These market and industry factors may significantly harm the market price of our listed securities, regardless of our actual operating performance.

The price of our listed securities has been and is likely to continue to be volatile, and with the adoption of our new digital asset treasury strategy, we expect to see additional volatility in our stock price. In addition, if investors view the value of our listed securities as dependent upon or linked to the value or change in the value of our ZEC holdings, the price of ZEC may significantly influence the market price of our listed securities. The price of ZEC has historically been, and is likely to continue to be, volatile.

We have limited experience in investing in and managing the ownership of digital assets, and we rely on an affiliate of Winklevoss Capital, Gemini Space Sciences LLC, for the trading execution and custody of our ZEC, and we will not have direct control over our digital assets held through such custodian.

We have limited experience in investing in and managing the ownership of digital assets, such as ZEC. We are reliant on an affiliate of Winklevoss Capital, Gemini Space Sciences LLC (“Gemini”), for the trading execution by which we acquire ZEC and to serve as the custodian for our ZEC on its regulated exchange and wallet storage system. As a result, our ZEC holdings will be concentrated with a single custodian, and we rely solely on its proprietary storage system and wallet infrastructure, security infrastructure, financial reporting, and software systems for our ZEC holdings. In Gemini’s structure to support trading, customer digital assets are pooled together, and Gemini relies on an internal customer ledger to maintain the segregated customer digital asset ownership. Gemini’s Omnibus Wallet Structure is made up of a set of online (i.e., “Hot”) and offline (e.g., “Cold”) wallets (or “storage tiers”), with Gemini responsible for managing the movement of digital assets between the online and offline storage tiers. While we have agreements governing Gemini’s activities relating to our account, we have limited influence over its actual performance.

ZEC is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which ZEC is held. While the Zcash blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing ZEC held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access ZEC held in the related digital wallet.

Furthermore, we cannot provide assurance that the digital wallets at Gemini will not be compromised as a result of a cyberattack. ZEC and the Zcash blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. The failure of Gemini to successfully carry out its contractual duties, trading instructions, safeguard our ZEC, or maintain its internal systems and processes could have a material adverse effect on our ZEC holdings, digital asset treasury strategy, financial condition, and business operations.

Moreover, our agreements with Gemini might terminate for a variety of reasons, and if we need to enter into alternative custody arrangements, we may not be able to enter into arrangements with alternative custodians or to do so on commercially reasonable terms. Switching or adding additional custodians for digital assets involves additional cost, custody risk, and requires management time and focus. While we will conduct due diligence on our custodians and any exchanges or platforms we may use, there can be no assurance that such diligence will uncover all risks, including operational deficiencies, hidden vulnerabilities or legal noncompliance. In addition, there is risk during any transition period when a new custodian would commence services to safeguard our ownership of our digital assets. There can be no assurance that we will not encounter challenges in the custody of our digital assets and that those challenges will not have a material adverse impact on our business, financial condition and prospects, and results of operations.

Additionally, our use of custodians, such as Gemini, exposes us to the risk that the ZEC that the custodian holds on our behalf could be subject to bankruptcy, receivership or similar insolvency proceedings, and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such ZEC. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, and the filing and subsequent settlement of a civil fraud lawsuit have highlighted the counterparty risks applicable to owning and transacting in digital assets. These bankruptcies, closures, liquidations and other events have likely negatively impacted the adoption rate and use of digital assets. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of digital assets, limit the availability to us of financing collateralized by such assets, or create or expose additional counterparty risks. Any loss associated with such bankruptcy, receivership or similar insolvency proceedings is unlikely to be covered by any insurance coverage we may maintain related to our ZEC. Even if we are able to prevent our digital assets from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our digital assets held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our listed securities. The legal framework governing digital asset ownership and rights in custodial or insolvency contexts remains uncertain and continues to evolve, which could result in unexpected losses, protracted recovery processes or adverse treatment in insolvency proceedings.

Any insurance that may cover losses of our ZEC holdings may cover none or only a small fraction of the value of the entirety of our ZEC holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our ZEC.

Because of the pseudonymous nature of blockchain transactions, we may inadvertently and without knowledge, directly or indirectly, engage in transactions with or for the benefit of prohibited persons under U.S. or foreign sanctions laws.

We are subject to the rules enforced by the Office of Foreign Asset Control (“OFAC”), including prohibitions on conducting direct or indirect business with persons named on, or owned by persons named on, OFAC’s various sanctions lists, including the Specially Designated Nationals and Blocked Persons list. We are also prohibited from direct or indirect dealings with persons located in, organized in, or nationals of, jurisdictions subject to U.S. embargos, and may be prohibited from dealing with persons in other jurisdictions subject to targeted U.S. sanctions. U.S. sanctions compliance obligations apply to transactions in digital assets and U.S. sanctions authorities have in recent years directed significant attention to sanctions compliance in the digital asset industry. Because of the pseudonymous nature of blockchain transactions and decentralized applications, we may inadvertently and without knowledge, directly or indirectly, engage in transactions with or for the benefit of prohibited persons. Civil liability for OFAC sanctions violations is typically regarded as “strict liability” violations, meaning we may be held responsible for transacting with prohibited parties even if we have no knowledge that a particular counterparty is a prohibited person under the OFAC sanctions regulations. In addition, we may be subject to non-U.S. economic sanctions laws and regulations to the extent we conduct activity within the jurisdiction of other sanctions regimes, including those of the European Union and United Kingdom.

OFAC and other governmental authorities have significant discretion in the interpretation and enforcement of sanctions laws and regulations. Moreover, economic sanctions laws and regulations continue to evolve, often with little or no notice, which could raise operational or compliance challenges. If it is determined that we have transacted with prohibited persons, even inadvertently, this could result in substantial reputational harm, fines or penalties, and costs associated with governmental inquiries and investigations. Any or all of the foregoing could have a material adverse effect on our business, prospects, operations or financial condition.

The cryptography used to enhance the privacy of transactions on the Zcash network is new and could ultimately fail, or could be used to facilitate illicit activities, and businesses that facilitate transactions in ZEC may be at increased risk of criminal or civil lawsuits, or of having services cut off, which could negatively affect the price of ZEC and the value of our listed securities.

The Zcash network uses zk-SNARKs, which provide additional layers of confidentiality to transactions on the Zcash network by protecting the amount and the recipient in ZEC transactions. This cryptography is new and could ultimately fail, resulting in less privacy than believed or no privacy at all, and could adversely affect one’s ability to complete transactions on any such digital asset network or otherwise adversely interfere with the integrity of the relevant blockchain. Digital asset networks have in the past been, and may continue to be, used to facilitate illicit activities. Because ZEC is a privacy-preserving digital asset, it is also subject to certain types of attacks that may go undetected. For example, on February 5, 2019, the team behind ZEC announced that it discovered a vulnerability in its zk-SNARK implementation on March 1, 2018 that was subsequently patched in connection with a network upgrade called “Sapling” in October 2018.

Moreover, law enforcement agencies and other market participants have often relied on the transparency of blockchains to facilitate investigations and comply with laws, such as anti-money laundering and economic sanctions laws. Because of the privacy-enhancing features of the Zcash network, law enforcement agencies and other market participants may have less visibility into transaction-level data, which may encourage bad actors to misuse the Zcash network for such illicit purposes. As a result, businesses that facilitate transactions in ZEC may be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks. Since 2019, ZEC, along with several other privacy tokens including Monero, Dash, and Horizen have been delisted from multiple exchanges. Although these digital asset trading platforms did not disclose the reasons for such delisting, and some digital asset trading platforms subsequently relisted ZEC, it is believed that they were the result of the privacy-enhancing features of the digital assets, and there is a risk that other digital asset trading platforms may remove ZEC from their platforms as a result of these concerns. Other service providers of such businesses may also cut off services if there is a concern that the Zcash network is being used to facilitate crime. Any of the aforementioned occurrences could increase regulatory scrutiny of the Zcash network and/or adversely affect the price of ZEC, the attractiveness of the Zcash network and an investment in our listed securities.

If we, Gemini or our respective third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our ZEC, or if our access to our wallets holding ZEC is lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our ZEC and our financial condition and results of operations could be materially adversely affected.

We expect that substantially all of the ZEC we acquire will be held in custody accounts at Gemini. Security breaches and cyberattacks are of particular concern with respect to digital assets, including ZEC. ZEC and other blockchain-based digital assets and the entities that provide services to participants in the Zcash ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021, it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers.

A successful security breach or cyberattack could result in:

•	a partial or total loss of our ZEC in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our ZEC;
•	harm to our reputation and brand;
•	improper disclosure of data and violations of applicable data privacy and other laws; or
•	significant regulatory scrutiny, investigations, fines, penalties and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate in the digital asset ecosystem, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Zcash ecosystem or in the use of the Zcash network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to digital assets such as Zcash, are increasing in frequency, persistence and sophistication and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the Zcash ecosystem, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

A disruption of the Internet may affect the operation of the blockchain networks, which may adversely affect the digital asset industry and an investment in the Company.

Blockchain networks rely on the Internet. A significant disruption of Internet connectivity could disrupt blockchain networks’ functionality until such disruption is resolved. A disruption in the Internet could adversely affect an investment in the Company. In particular, some variants of digital assets have experienced a number of denial-of-service attacks, which have led to temporary delays in block creation and digital asset transfers.

Digital assets are also susceptible to border gateway protocol hijacking (“BGP hijacking”). Such an attack can be a very effective way for an attacker to intercept traffic in route to a legitimate destination. BGP hijacking impacts the way different nodes and miners are connected to one another to isolate portions of them from the remainder of the network, which could lead to a risk of the network allowing double-spending and other security issues. If BGP hijacking occurs on any blockchain network, participants may lose faith in the security of digital assets, which could affect digital asset value and consequently the value of our common stock.

Any Internet failures or Internet connectivity-related attacks that impact the ability to transfer ZEC could have a material adverse effect on the price of ZEC and the value of an investment in our company.

The irreversibility of digital asset transactions exposes us to risks of theft, loss and human error, which could negatively impact our business.

Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on that digital asset network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of digital assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft.

Although we plan to regularly transfer digital assets to or from vendors, consultants and service providers, it is possible that, through computer or human error, or through theft or criminal action, such assets could be transferred in incorrect amounts or to unauthorized third parties.

To the extent we are unable to seek a corrective transaction to identify the third party which has received our digital assets through error or theft, we will be unable to revert or otherwise recover the impacted digital assets, and any such loss could adversely affect our business, results of operations and financial condition.

We face significant risks relating to disruptions, forks, 51% attacks, hacks, network disruptions, or other adverse events or other compromises to blockchain networks, which could materially and adversely impact our business, financial condition and results of operations.

Blockchain networks are maintained by decentralized networks of participants, and as such are susceptible and vulnerable to a variety of risks, including disruptions, security breaches, and fundamental technical issues. Blockchain networks are vulnerable to attacks by malicious actors who gain control of a significant portion of the network’s mining hash rate, a scenario commonly referred to as a 51% attack. In such an event, the attacker could double-spend transactions, reverse previously confirmed transactions, or otherwise disrupt the normal operations of the network. Successful 51% attacks have historically undermined trust in affected blockchain networks and could materially decrease the value of digital assets.

Additionally, forks, or splits in the underlying protocol may occur when participants fail to reach consensus on proposed upgrades or changes. Forks can lead to the creation of duplicate networks, confusion among market participants, dilution of the original network’s value and disruption of the network’s operations. Hard forks, in particular, can materially and adversely impact the perceived stability and value of digital assets, leading to reduced demand and price declines.

Further, hacks and other security breaches targeting the core infrastructure of blockchain networks or major participants, such as exchanges and custodians, could severely impact the reputation and market confidence in these networks. Exploits of protocol-level vulnerabilities could also compromise the integrity of blockchain networks, resulting in a substantial loss of value.

The success and growth of digital assets depend significantly on their continued security, stability and scalability. Any technical failures, consensus breakdowns, governance disputes or regulatory interventions that diminish confidence in the networks or impair their functionality could lead to a material decline in their market price, which could materially and adversely impact our business, financial condition and results of operations. A sustained or significant decrease in the price or liquidity of digital assets, whether due to 51% attacks, forks, hacks, network disruptions or other adverse events, could negatively impact our business, financial condition and results of operations. Furthermore, even the perception that any of these events could occur may lead to significant market volatility and price declines, adversely affecting our business, financial condition and results of operations.

We face risks relating to the potential compromise of the Zcash network security by emerging technologies, including artificial intelligence and quantum computing, which may materially and adversely impact our operations and financial condition.

The security and integrity of the Zcash network are fundamentally dependent on the robustness of its cryptographic algorithms. Blockchain protocols rely heavily on public key cryptography and hashing algorithms to secure transactions, safeguard private keys, and prevent double-spending. Advances in emerging technologies, particularly artificial intelligence (“AI”) and quantum computing, may pose significant risks to each network’s security and operational stability.

Quantum computing, in particular, presents a long-term threat to the cryptographic assumptions underpinning the Zcash network. Should quantum computing achieve sufficient maturity, it could undermine the effectiveness of the cryptographic algorithms used to secure the blockchain, such as elliptic curve digital signature algorithms. A sufficiently powerful quantum computer could potentially reverse-engineer private keys from public addresses or compromise the blockchain’s consensus mechanism, leading to the theft of digital assets, double-spending, and other forms of fraud. Although current quantum computing capabilities are not yet at this level, advancements in quantum technologies could materialize more rapidly than anticipated, creating significant systemic risks for the Zcash network.

AI may also pose indirect security risks. AI-driven cyberattacks, including advanced phishing schemes, autonomous malware, and intelligent blockchain analysis tools, could increase the sophistication and success rate of attacks targeting ZEC’s users, exchanges, custodians, and node operators. The use of AI to exploit vulnerabilities in software, mining hardware, or network protocols could threaten the stability and reliability of the Zcash networks and other digital asset ecosystems.

There can be no assurance that Zcash’s current cryptographic safeguards will be sufficient to protect against future technological advances. While research and development efforts are ongoing to develop quantum-resistant cryptographic protocols, the Zcash network may face challenges in adopting such technologies at scale, particularly given its decentralized governance structure. Any successful attack or perceived vulnerability arising from AI or quantum computing could materially and adversely affect the price, liquidity, and adoption of ZEC and could negatively impact our business, financial condition and results of operations.

ZEC and other digital assets are novel assets and are subject to significant legal, commercial, tax, technical and regulatory uncertainty, which could materially adversely affect our financial position, operations and prospects.

The first digital asset, Bitcoin, was launched in 2009. ZEC was launched in 2016. ZEC and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of ZEC or the ability of individuals or institutions such as us to own or transfer ZEC. For example, beginning on July 1, 2027, regulations in the European Union will prohibit transactions involving anonymous wallets and privacy-focused digital assets such as ZEC.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of ZEC or the ability of individuals or institutions such as us to own or transfer ZEC.

It is not possible to predict whether or when new laws and regulations will be enacted or adopted that change the legal framework governing digital assets or provide additional authorities to the SEC, the Commodity Futures Trading Commission (the “CFTC”), or other regulators, or whether or when any other federal, state or foreign legislative or regulatory bodies will take any similar actions. For example, legislation such as the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), a comprehensive digital asset market structure and regulation bill, as proposed by the U.S. House of Representatives in July 2025 could, if it became law, grant the CFTC additional regulatory and supervisory powers with respect to spot digital assets as “digital commodities” and potentially result in the imposition of additional regulatory obligations and burdens to us, which could potentially include registration, disclosure, reporting, and business conduct requirements.

It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and ZEC specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of ZEC, as well as our ability to hold or transact in ZEC, and in turn adversely affect the market price of our listed securities. Furthermore, other companies have begun to adopt strategies similar to ours with respect to digital assets, and this could result in new laws or regulations, or new interpretations of existing laws or regulations, impacting our digital asset treasury strategy, particularly if the adoption of digital asset strategies by other companies continues or accelerates.

Moreover, the risks of engaging in a digital asset treasury strategy generally, and ZEC as the digital asset specifically, are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of Zcash in particular, may also impact the price of ZEC and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of ZEC may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to ZEC, institutional demand for ZEC as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for ZEC as a store of value or means of payment, and the availability and popularity of alternatives. Even if growth in ZEC adoption occurs in the near or medium term, there is no assurance that ZEC usage will continue to grow over the long term.

A variety of technical factors related to the Zcash blockchain could also impact the price of ZEC. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of Zcash transactions, hard “forks” of the Zcash blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the Zcash blockchain and protocol, and negatively affect the price of ZEC. The liquidity of ZEC may also be reduced and damage to the public perception of ZEC may occur, if financial institutions were to deny or limit banking services to businesses that hold ZEC, provide Zcash-related services or accept ZEC as payment, which could also decrease the price of ZEC. The liquidity of ZEC may also be impacted to the extent that changes in applicable laws and regulatory requirements, such as those proposed by the European Union, negatively impact the ability of exchanges and trading venues to provide services for ZEC and other privacy-based digital assets.

Zcash does not pay interest or dividends and our ability to generate a return on investment from our purchases of ZEC is dependent on an appreciation in value of ZEC.

Zcash does not pay interest or dividends. The ability to generate a return on investment from the purchase of ZEC will depend on whether there is appreciation in the value of ZEC following our purchases. Future fluctuations in ZEC’s trading prices may result in our converting ZEC into US dollars, Euros, or other assets with a value substantially below the cost of such purchases.

Digital asset holdings are less liquid than cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Our ZEC holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Historically, the digital asset market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, concerns regarding pseudonymity of digital asset addresses, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our digital assets at favorable prices or at all. As a result, digital asset holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, digital assets we hold with our custodians and transact with our trade execution partners do not enjoy the same protections or insurance as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered digital assets or otherwise generate funds using our digital asset holdings, including in particular during times of market instability or when the price of digital assets has declined significantly. If we are unable to sell our digital assets, enter into additional capital raising transactions, including capital raising transactions using ZEC as collateral, or otherwise generate funds using our ZEC holdings, or if we are forced to sell our digital assets at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

The concentration of our ZEC holdings could enhance the risks inherent in our digital asset treasury strategy.

The concentration of our ZEC holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our Zcash digital asset treasury strategy. Any future significant declines in the price of ZEC would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

Historically, the digital asset markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our ZEC at favorable prices or at all. Further, any ZEC we hold with Gemini or other custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If we are unable to sell our ZEC, enter into additional capital raising transactions, or otherwise generate funds using our ZEC holdings, or if we are forced to sell our ZEC at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

The concentration of our expected digital asset holdings relative to non-digital assets enhances the risks inherent in our digital asset treasury strategy.

We expect ZEC to comprise a significant portion of our total assets. The concentration of our digital asset holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our digital asset treasury strategy. If there is a significant decrease in the price of ZEC, we will experience a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our ZEC holdings

Because we only recently initiated our Zcash digital asset treasury strategy, our historical financial statements for periods prior to September 30, 2025, do not reflect our Zcash digital asset treasury strategy and the potential variability in earnings that we may experience in the future from holding or selling significant amounts of ZEC. The price of ZEC has historically been subject to dramatic price fluctuations and is highly volatile. In the twelve months ended November 7, 2025, ZEC has traded between approximately $26.14 and $736.51.

In December 2023, the FASB issued Accounting Standards Update 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which we have adopted. We will determine the fair value of our ZEC based on quoted (unadjusted) prices on the Gemini exchange (our principal market for ZEC). ASU 2023-08 requires us to measure our ZEC holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our ZEC in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our ZEC holdings. The standard is effective for our interim and annual periods beginning January 1, 2025, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which we adopt the guidance. Due in particular to the volatility in the price of digital assets, we expect the adoption of ASU 2023-08 to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of ZEC on our balance sheet, and it could also have adverse tax consequences, which in turn could have a material adverse effect on our financial results and our stock price. Additionally, as a result of ASU 2023-08 requiring a cumulative-effect adjustment to our opening balance of retained earnings as of the beginning of the annual period in which we adopt the guidance and not permitting retrospective restatement of our historical financial statements, our future results will not be comparable to results from periods prior to our adoption of the guidance. Any unrealized gain on digital assets reflected in our financial results for a given quarter does not reflect cash actually earned by us during that quarter, and a significant increase in our assets included on our balance sheet is not associated with an actual increase in our liquidity. As a result, volatility in our earnings may be significantly more than what we experienced in prior periods.

If we are unable to raise additional capital on acceptable terms, our ability to implement and sustain a digital asset treasury strategy may be compromised.

Our digital asset treasury strategy contemplates the discretionary purchase of ZEC and related yield-generating instruments. The capital required to acquire and actively manage ZEC may exceed our existing cash resources and cash flows from operations. Market conditions, our share price performance, the volatility of digital assets, and regulatory uncertainties could impair our ability to access debt or equity capital on terms acceptable to us, or at all. Failure to obtain necessary financing could force us to curtail or abandon our digital asset strategy, which could materially harm our growth prospects and the value of our securities.

Our ability to time the price of our purchases of ZEC pursuant to our digital asset treasury strategy will be limited.

In future periods, we intend to continue to acquire additional ZEC in accordance with our digital asset treasury strategy. ZEC is a highly volatile asset. Volatility may continue in the future and historical trends could reverse dramatically. As a result, there can be no assurance that we will be able to purchase ZEC at favorable prices or avoid losses associated with declines in the value of ZEC. Our ability to time such purchases to coincide with favorable market conditions may be limited.

A significant decrease in the market value of our digital asset holdings could adversely affect our ability to satisfy financial obligations, including any debt financings.

As part of our digital asset treasury strategy, we may incur indebtedness and other fixed charges. If our businesses do not generate cash flow in future periods sufficient to satisfy our financial obligations, including our debt, we intend to fund our obligations using cash flow generated by equity or debt financing. Our ability to obtain equity or debt financing may in turn depend on, among other factors, the value of our ZEC holdings, investor sentiment and the general public perception of ZEC, as well as our strategy and our value proposition. Accordingly, a significant decline in the market value of our ZEC holdings or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing to satisfy our financial obligations. These risks could materialize at times when ZEC is trading below its respective carrying value on our most recent balance sheet or below our cost basis. As ZEC will constitute a substantial part of our balance sheet, if we are unable to generate revenue or secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell ZEC to satisfy these obligations. Any such sale of ZEC may have a material adverse effect on our operating results, financial condition and future prospects, and could impair our ability to secure additional equity or debt financing in the future. Our inability to secure additional equity or debt financing in a timely manner, on favorable terms or at all, or to sell our ZEC in amounts and at prices sufficient to satisfy our financial obligations, including our debt service obligations, could cause us to default under such obligations. Any default on our indebtedness may have a material adverse effect on our operating results, financial condition and future prospects.

Complex valuation controls and benchmark dependence may lead to restatements or control deficiencies.

Reliance on third-party reference rates, principal market determinations or bespoke methodologies introduces risk if those benchmarks are disrupted or manipulated, or fail benchmark principles set by the International Organizational of Securities Commissions. Net asset value or fair value determinations of our ZEC could be challenged, leading to restatements or control deficiencies with respect to our financial statements.

Fair value, complex custody arrangements, staking reward recognition, fork/airdrop accounting and tax characterization increase the risk of material weaknesses in our accounting controls and procedures, restatements of our financial statements and adverse auditor opinions, all of which could potentially impair our access to capital markets and adversely affect our business and financial condition and the market price of our common stock.

Our common stock may trade at a substantial premium or discount to the value of ZEC we hold, and our stock price may be more volatile than the price of ZEC.

The market price of our common stock reflects many factors that do not affect the spot price of ZEC and may therefore diverge materially — positively or negatively — from the per-share value of our ZEC holdings (net of cash, other assets and liabilities). These factors include, among others: our corporate-level expenses; taxes; the timing, size and pricing of equity or debt financings (including at-the-market offerings, equity line financings or convertible securities), equity awards and other sources of dilution; expectations about our future purchases or sales of ZEC; our liquidity and public float; differences in trading hours and market microstructure between our common stock and spot markets for ZEC; changes in index inclusion, analyst coverage or investor sentiment toward us as an operating company; our corporate governance, financial reporting, and any actual or perceived operational, custody, technology or regulatory risks specific to us; and broader equity-market conditions independent of crypto-asset markets. As a result, our common stock may trade at a premium or discount to the value of our ZEC holdings for extended periods, and may be more volatile than the price of ZEC. Accordingly, investors could lose all or a substantial part of their investment even if the market price of ZEC does not decline, and may not benefit commensurately from increases in the market price of ZEC.

Our Zcash treasury strategy subjects us to enhanced regulatory oversight.

Several spot ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at net asset value. Even though we are not, and do not function in the manner of, a spot ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our ZEC holdings.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our ZEC through Gemini, which is subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our ZEC from bad actors that have used Zcash to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in ZEC by us may be restricted or prohibited.

Although our ZEC holdings do not currently serve as collateral securing any of our outstanding indebtedness as of the date hereof, we may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our ZEC holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our ZEC holdings. These types of ZEC-related transactions are the subject of enhanced regulatory oversight. These and any other ZEC-related transactions we may enter into, beyond simply acquiring and holding ZEC, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX, one of the world’s largest digital asset exchanges, in November 2022. The FTX collapse may have increased regulatory focus on the digital assets industry. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting ZEC, or other privacy-focused digital assets, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in ZEC.

In addition, private actors that are wary of ZEC or the regulatory concerns associated with Zcash may in the future take actions that may have an adverse effect on our business or the market price of our listed securities. For example, it is possible that a financial institution could restrict customers from buying our securities if it were to determine that the value of our securities is closely tied to the performance of ZEC, signaling a reluctance to facilitate exposure to virtual currencies.

Absent federal regulations, there is a possibility that ZEC may be classified as a “security.” Any classification of ZEC as a “security” could lead to our falling under the definition of “investment company” under the Investment Act of 1940, as amended, and would subject us to additional regulation and could materially impact the operation of our business.

Neither the SEC nor any other U.S. federal or state regulator has publicly stated whether they believe that ZEC is a “security.” Despite the Executive Order titled “Strengthening American Leadership in Digital Financial Technology,” which includes as an objective, “protecting and promoting the ability of individual citizens and private sector entities alike to access and … to maintain self-custody of digital assets,” ZEC has not yet been classified with respect to U.S. federal securities laws. Therefore, while (for the reasons discussed below) we believe that ZEC is not a “security” within the meaning of the U.S. federal securities laws, and registration of the Company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), is therefore not required under the applicable securities laws, we acknowledge that a regulatory body or federal court may determine otherwise. Our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that ZEC is a “security” which would require us to register as an investment company under the Investment Company Act.

ZEC functions much like Bitcoin, and it was created from the original Bitcoin code base, except that it uses a construct called “zero-knowledge proofs” that allows users to engage in blockchain transactions while maintaining far greater privacy. ZEC shares many features of bitcoin. Like bitcoin, ZEC is a digital currency that can be transmitted over a peer-to-peer payment system. And like bitcoin, all the ZEC currently in existence was created, and in the future can only be created, through mining. Because ZEC heavily resembles bitcoin, we believe that the analysis and statements from the SEC and CFTC that have stated that bitcoin is not a security apply to ZEC.

ZEC and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the Investment Company Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the Investment Company Act, which would increase the percentage of securities held by us for Investment Company Act purposes.

Regulatory change reclassifying ZEC as a security could lead to our falling within the definition of “investment company” under the Investment Company Act and could adversely affect the market price of ZEC and the market price of our common stock.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an “investment company” for purposes of the Investment Company Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

While the SEC has not stated a view as to whether ZEC is or is not a “security” for purposes of the federal securities laws, a determination by the SEC or a court of competent jurisdiction that ZEC is a security could lead to our meeting the definition of “investment company” under the Investment Company Act, if the portion of our assets that consists of investments in ZEC exceeds the 40% limit prescribed in the Investment Company Act, which would subject us to significant additional regulatory requirements that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

We intend to monitor our assets and income in order to conduct our business activities in a manner such that we do not fall within the definition of “investment company” under the Investment Company Act or would qualify under one of the exemptions or exclusions provided by the Investment Company Act and corresponding SEC rules. If ZEC is determined to be a security for purposes of the federal securities laws, we would evaluate taking steps to reduce our holdings of ZEC as a percentage of our total assets. These steps may include, among others, selling ZEC that we might otherwise hold for the long term and deploying our cash in assets that are not considered to be investment securities under the Investment Company Act, in which case we may be forced to sell our ZEC at unattractive prices. We may also seek to acquire additional assets that are not considered to be investment securities under the Investment Company Act and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid meeting the definition of “investment company” under the Investment Company Act and becoming subject to its requirements. If ZEC is determined to constitute a security for purposes of the federal securities laws and if we are not able to come within an available exemption or exclusion under the Investment Company Act, then we would have to register as an investment company and require us to change the manner in which we conduct our business. In addition, such a determination could adversely affect the market price of ZEC and in turn adversely affect the market price of our common stock, or subject us to risk of enforcement proceedings and lawsuits, which could result in potential injunctions, cease-and-desist orders, fines and penalties. Such developments would adversely affect our business, results of operations, financial condition, and prospects.

We may be deemed to be a “commodity pool” under CEA and CFTC Rules as a result of our commodity interest trading, which could have a material adverse effect on our business, financial condition and results of operations.

The CEA and CFTC Rules define a “commodity pool” as any investment trust, syndicate, or similar form of enterprise operated for the purpose of trading in “commodity interests,” such as swaps, futures and options on an underlying commodity (including any digital asset that constitutes a commodity). The CFTC has previously interpreted “for the purpose of trading” as being triggered where only one swap is executed. The legal and regulatory landscape of CFTC commodity pool regulation is currently unclear as applied to digital asset treasury companies. Accordingly, (i) no person is registered with the CFTC as a commodity pool operator (“CPO”) or a commodity trading adviser (“CTA”) with respect to our company and (ii) our stockholders will not have the regulatory protections provided to investors in a commodity pool operated or advised by a registered CPO or CTA, as applicable.

If our company were determined to be a “commodity pool,” including as a result of any future change in legislation, regulation or interpretation, we may be subject to additional regulatory requirements which may be burdensome or costly or that could make it impractical or impossible for us to continue our business as currently contemplated. For example, a commodity pool must generally be operated as a separately cognizable entity from its CPO and any person acting as a CPO or CTA with respect to a commodity pool must be registered with the CFTC and as a member of the National Futures Association (the “NFA”). Absent an applicable exemption, a registered CPO or CTA must generally provide investors with a “disclosure document” in compliance with the CFTC Rules and the requirements of the NFA, and must comply with a range of ongoing reporting and recordkeeping requirements on registered and certain exempt commodity pool operators. Registration can be time-consuming, expensive and restrictive, and compliance with these additional regulatory requirements could result in substantial, non-recurring expenses, adversely affecting an investment in our securities. If we determine not to comply with such regulations, we may be forced to cease or modify certain of our operations, which could negatively impact our investors.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and ETPs, or to obligations applicable to investment advisers.

Mutual funds, ETPs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We do not currently comply with and do not intend to voluntarily comply with these laws and regulations. Consequently, our stockholders do not have the regulatory protections provided to stockholders in registered and regulated investment companies, which, for example, require investment companies to have a certain percentage of disinterested directors and regulate the relationship between the investment company and certain of its affiliates.

This means, among other things, that the execution of or changes to our Zcash treasury strategy, our use of leverage, the manner in which our ZEC is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Consequently, our Board has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our ZEC holdings or other activities we may pursue and has the power to change our current policies, including our strategy of acquiring and holding ZEC.

Changes in regulatory interpretations could require us to register as a money services business or money transmitter, leading to increased compliance costs or operational shutdowns.

The regulatory regime for digital assets in the U.S. and elsewhere is uncertain. We may be unable to effectively react to proposed legislation and regulation of digital assets, which could adversely affect our business.

The Financial Crimes Enforcement Network, a division of the U.S. Treasury Department (“FinCEN”), regulates providers of certain services with respect to “convertible virtual currency,” including ZEC. Businesses engaged in the transfer of convertible virtual currencies are subject to registration and licensure requirements at the U.S. federal level and also under U.S. state laws. There is a risk that if we decide to provide staking services to third parties, FinCEN or other regulators could view such services as the provision of money transmission activities subject to regulations.

If regulatory changes or interpretations require us to register as a money services business with FinCEN under the U.S. Bank Secrecy Act, or as a money transmitter under state laws, we may be subject to extensive regulatory requirements, resulting in significant compliance costs and operational burdens. In such a case, we may incur extraordinary expenses to meet these requirements or, alternatively, may determine that continued operations are not viable. If we decide to cease certain operations in response to new regulatory obligations, such actions could occur at a time that is unfavorable to investors.

Multiple states have implemented or proposed regulatory frameworks for digital asset businesses. Compliance with such state-specific regulations may increase costs or impact our business operations. Further, if we or our service providers are unable to comply with evolving federal or state regulations, we may be forced to dissolve or liquidate certain operations, which could materially impact our investors.

The availability of spot ETPs for digital assets may adversely affect the market price of our listed securities.

Although Bitcoin and other digital assets such as Zcash have experienced a surge of investor attention since Bitcoin was invented in 2008, until recently investors in the United States had limited means to gain direct exposure to digital assets through traditional investment channels, and instead generally were only able to hold digital assets through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold digital assets directly, as well as the potential reluctance of financial planners and advisers to recommend direct digital asset holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to digital assets through investment vehicles that issue shares representing fractional undivided interests in their underlying digital asset holdings.

On January 10, 2024, the SEC approved the listing and trading of spot Bitcoin ETPs, the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. The SEC has also approved spot ETPs for Ethereum and other digital assets. The listing and trading of spot ETPs for digital assets offers investors another alternative to gain exposure to digital assets, which could result in a decline in the price of our listed securities relative to the value of our digital assets.

Although we are an operating company, and we believe we offer a different value proposition than an investment vehicle such as a spot digital asset ETP, investors may nevertheless view our securities as an alternative to an investment in an ETP, and choose to purchase shares of an ETP instead of our securities. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to digital assets that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot digital asset ETPs, we (i) do not seek for our common stock to track the value of the underlying digital assets we hold before payment of expenses and liabilities, (ii) may not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended, including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our digital asset holdings or our net asset value. Based on how we are viewed in the market relative to ETPs, and other vehicles which offer economic exposure to digital assets, such as futures ETPs, leveraged futures ETPs and similar vehicles offered on international exchanges, any premium or discount in our common stock relative to the value of our digital asset holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot ETPs for Zcash and other digital assets could have a material adverse effect on the market price of our listed securities.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of digital assets we hold and adversely affect our business.

The emergence or growth of digital assets other than those we may hold could have a material adverse effect on our financial condition. There are numerous alternative digital assets and many entities, including consortia and financial institutions, that are researching and investing resources into private or permissioned blockchain platforms or digital assets. For example, some blockchain networks utilize proof-of-work mining, while others use a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. If the mechanisms for validating transactions in alternative digital assets are perceived as superior to the mechanisms used by the digital assets in which we invest, those alternative digital assets could gain market share.

Other alternative digital assets could include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s Central Bank Digital Currency (“CBDC”) project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union and Israel have discussed the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of digital assets we hold to decrease, which could have a material adverse effect on our business, financial condition and results of operations.

Although we currently are not considered to be a “controlled company” under Nasdaq corporate governance rules, we may in the future become a controlled company due to the concentration of voting power among Winklevoss Capital and their affiliates.

A “controlled company” pursuant to the Nasdaq corporate governance rules is a company of which more than 50% of the voting power is held by an individual, group, or another company. Winklevoss Capital beneficially owns 19.9% of our outstanding shares of common stock, which excludes (i) an additional 71,647,916 shares of Common Stock issuable upon exercise of Pre-Funded Warrants and (ii) 62,799,284 shares of Common Stock issuable upon exercise of the Common Warrants, full exercise of which is dependent upon, amongst other things, the shareholder approval of the potential issuance of securities in excess of the Nasdaq limitations. Although we currently are not considered to be a “controlled company” under the Nasdaq corporate governance rules, we may in the future become a controlled company if such shares are issued. In the event that Winklevoss Capital acquires more than 50% of the voting power of the Company, we may in the future be able to rely on the “controlled company” exemptions under the Nasdaq corporate governance rules due to this concentration of voting power and the ability of Winklevoss Capital and its affiliates to act as a group. If we were a controlled company, we would be eligible, and could elect, not to comply with certain of the Nasdaq corporate governance standards. Such standards include the requirement that a majority of our directors are independent directors, subject to certain phase-in periods, and the requirement that our compensation, nominating and governance committee consist entirely of independent directors. In such a case, if the interests of our stockholders differ from Winklevoss Capital, including as a result of Winklevoss Capital’s affiliation with Gemini, our stockholders would not have the same protection afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance standards, and the ability of our independent directors to influence our business policies and corporate matters may be reduced.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(b) Lead Investor Agreement

Pursuant to the terms of the Lead Investor Agreement (as defined herein), the Company has granted Winklevoss Capital, as Lead Investor, the right to nominate two directors to the Board (the “Investor Designees”), one of whom shall act as chair of the Board. For so long as the Lead Investor continues to beneficially own at least 16.7% of the Common Stock, the Lead Investor shall have the right to designate two Investor Designees, one of whom shall also be chair of the Board, and for so long as the Lead Investor continues to beneficially own at least 8.33% but less than 16.7% of the Common Stock, the Lead Investor shall have the right to designate one Investor Designee, who shall also be the chair of the Board. The Company has agreed to use its reasonable best efforts to cause the Investor Designees to be elected to the Board (including recommending that the Company’s stockholders vote in favor of the election of the Investor Designees). The Lead Investor Agreement also contains customary representations and warranties, confidentiality provisions and limitations on liability.

(c) Rule 10b5-1 Trading Plan

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See the Exhibit Index immediately prior to the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

3.1

Fourth Amended and Restated Certificate of Incorporation of Cypherpunk Technologies Inc. (f/k/a Leap Therapeutics, Inc.) (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, as filed on September 10, 2020).

3.2*	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Cypherpunk Technologies Inc. (f/k/a Leap Therapeutics, Inc.)

3.3*	Amended and Restated Bylaws of Cypherpunk Technologies Inc. (effective as of November 12, 2025).

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

101*

The following materials from Cypherpunk Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*  Filed herewith.

**Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYPHERPUNK TECHNOLOGIES INC.

Date: November 12, 2025	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Duly
Authorized Signatory)