Form 10-K
period 2025-12-31
CYPHERPUNK TECHNOLOGIES INC.
filed 2026-03-16
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission file number 001-37990

CYPHERPUNK TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	27-4412575 (I.R.S. Employer Identification No.)

47 Thorndike Street, Suite B1-1 Cambridge, MA (Address of principal executive offices)	02141 (Zip Code)

Registrant’s telephone number, including area code (617) 714-0360

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	CYPH	Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed based on the closing price for such stock as reported on the Nasdaq Capital Market on June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was approximately: $12.1 million.

As of March 11, 2026, there were 89,979,619 outstanding shares of the registrant’s common stock, par value $0.001 per share, which is the only outstanding class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K. With the exception of the portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders that are expressly incorporated by reference into this Annual Report on Form 10-K, such proxy statement shall not be deemed filed as part of this Annual Report on Form 10-K.

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

All statements, other than historical facts, including statements regarding estimations of projected cash runway; our future product development plans; the potential, safety, efficacy, and regulatory and clinical progress of our product candidates, including the anticipated timing for initiation of clinical trials and release of clinical trial data and the expectations surrounding potential regulatory submissions, approvals and timing thereof; and any assumptions underlying any of the foregoing, are forward-looking statements. In addition, forward-looking statements address various matters including statements relating to the assets held or to be held by the Company, the expected future market, price and liquidity of the digital assets the Company owns or acquires, the macro, regulatory, and political conditions surrounding digital assets, the Company’s plan for value creation and strategic advantages, market size and growth opportunities, competitive position and the interest of other public or private business entities engaged in similar strategies, technological and market trends, and future financial condition and performance.

With respect to our biotechnology operations, important factors that could cause actual results to differ materially from our plans, estimates or expectations could include, but are not limited to: (i) our ability and plan to develop and commercialize sirexatamab (DKN-01) and our other programs; (ii) status, timing and results of our preclinical studies and clinical trials; (iii) the potential benefits of sirexatamab and our other programs; (iv) the timing of our development programs and seeking regulatory approval of sirexatamab and our other programs; (v) our ability to obtain and maintain regulatory approval; (vi) our estimates of expenses and future revenues and profitability; (vii) our estimates regarding our capital requirements and our needs for additional financing; (viii) our estimates of the size of the potential markets for sirexatamab and our other programs; (ix) the benefits to be derived from any collaborations, license agreements, or other acquisition efforts; (x) sources of revenues and anticipated revenues, including contributions from any collaborations or license agreements for the development and commercialization of products; (xi) the rate and degree of market acceptance of sirexatamab or our other products; (xii) the success of other competing therapies that may become available; (xiii) the manufacturing capacity for our products; (xiv) our intellectual property position; and (xv) our ability to maintain and protect our intellectual property rights.

Additional risks and uncertainties include, among others, the risk that the Company fails to realize the anticipated benefits of the digital asset treasury strategy; changes in business, market, financial, political and regulatory conditions; risks relating to the Company’s operations and business, including the highly volatile nature of the price of digital assets; the risk that the price of the Company’s Common Stock may be highly correlated to the price of the digital assets that it holds, which may be highly volatile; risks related to increased competition in the industries in which the Company operates or may operate in the future, including competition from the emergence or growth of digital assets other than those which we include as part of our digital asset treasury strategy; risks relating to significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally; and risks relating to the treatment of crypto assets for U.S. and foreign tax purposes.

Our business is further subject to additional risks and uncertainties, including our ability to comply with the continued listing requirements of the Nasdaq Capital Market (“Nasdaq”); our results of operations, financial condition, liquidity, prospects and growth strategies; geopolitical and macroeconomic factors, including but not limited to our ability to access the capital markets, the effects of inflation and interest rate factors, as well as fluctuations in the market price of our traded securities and the cryptocurrency markets.

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

We obtained the industry, market and competitive position data in this Annual Report from our own internal estimates and research as well as from industry and general publications and research surveys and studies conducted by third parties. Such industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable. We believe this data is accurate in all material respects as of the date of this Annual Report.

INTRODUCTORY COMMENT

References to Cypherpunk and Leap

On November 12, 2025, we filed a Charter Amendment with the Secretary of State of the State of Delaware changing the Company’s name from “Leap Therapeutics, Inc.” to “Cypherpunk Technologies Inc.”. In connection with the name change, the Company formed a new wholly-owned subsidiary, named “Leap Therapeutics, Inc.”, which conducts the biotechnology operations of the Company.

Throughout this Annual Report on Form 10-K, the “Company,” “Cypherpunk”, “Cypherpunk Technologies”, “we,” “us,” and “our,” except where the context requires otherwise, refer to Cypherpunk Technologies Inc. and its consolidated subsidiaries, and, except where the context requires otherwise, “Board of Directors” refers to the board of directors of Cypherpunk Technologies Inc. References to “Leap” and “Leap Therapeutics” refer to Leap Therapeutics, Inc., and may include drug development activities that took place prior to Leap’s incorporation on November 12, 2025. For purposes of clarity and differentiation between the two business strategies, we may refer to “Cypherpunk” when discussing the privacy technology and digital asset treasury business and to “Leap” when discussing the cancer drug development business.

PART I

Item 1.BUSINESS

Corporate Information

We were incorporated in the state of Delaware on January 3, 2011. Our wholly owned subsidiaries as of December 31, 2025 include HealthCare Pharmaceuticals Pty Ltd. (“HCP Australia”), Leap Securities Corp., Flame Biosciences LLC, and Leap Therapeutics, Inc. (“Leap”).

Prior to October 2025, we devoted substantially all of our resources to development efforts related to biomarker-targeted antibody therapies designed to treat patients with cancer. Our clinical stage program is sirexatamab (DKN-01), a monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1, for the treatment of colorectal cancer patients. We also have a preclinical antibody program, FL-501, that is designed to treat cachexia-related indications.

In October 2025, we announced a $58.88 million private placement, led by Winklevoss Capital, and the intent to initiate a digital asset treasury strategy. Immediately following the financing, we initiated a strategy to deploy a portion of our capital raised that is not required to provide working capital for our ongoing operations to accumulate digital assets, focused on Zcash. Zcash is a protocol and blockchain network of connected devices all over the world, working together to validate transactions and maintain the Zcash ledger. ZEC is the monetary unit, or coin, of Zcash. Zcash allows for transactional privacy, providing users with options for fully shielded transactions in which the sender, recipient, and amount are encrypted.

On November 12, 2025, we changed our name from “Leap Therapeutics, Inc.” to “Cypherpunk Technologies Inc.” and changed our trading symbol from “LPTX” to “CYPH”. We were renamed to Cypherpunk to reflect the strategic focus on acquiring ZEC, participating in the development of Zcash, and the values of privacy and liberty. Our ongoing biotechnology research and development operations are conducted under a wholly-owned subsidiary named “Leap Therapeutics, Inc.”.

We are a privacy technology company implementing a digital asset treasury strategy anchored by Zcash and, through our subsidiary Leap, are developing novel therapies for patients with cancer.

Overview of Cypherpunk

Cypherpunk is a privacy technology company. Our mission is to advance technologies that guarantee privacy for all humans on the internet. Our vision is a future where technology defends self-sovereignty and secures human freedom.

We are not a typical digital asset treasury company. While we hold digital assets as part of our strategy, our core business is identifying, developing, investing in, and, where appropriate, acquiring or building privacy-enhancing technologies. Our initial and primary focus is the Zcash ecosystem, which we believe represents the most mature implementation of private digital money. Over time, we intend to assemble a portfolio of complementary privacy technologies that, together, are designed to secure privacy for individuals across the digital economy.

We believe that privacy is a precondition for the meaningful exercise of individual freedoms, including freedom of speech, thought, and association. As digital systems expand and personal data generation accelerates, we believe demand for privacy-preserving infrastructure will grow and that the companies and protocols best positioned to provide it will capture significant long-term value.

There are public companies focused on delivery, social networking, search, payments, and entertainment, among other sectors. To our knowledge, there is no publicly traded company whose core mission is the advancement of privacy technology. We intend to fill that gap. Our strategy is to combine disciplined capital allocation with active investment in privacy infrastructure, positioning the Company to benefit from what we believe is a structural increase in global demand for privacy-preserving technologies as digital surveillance capabilities expand and the volume of personal data generated continues to grow.

Privacy Strategy

We are focused on identifying, developing, and investing in privacy-enhancing technologies that address the growing global demand for data protection, digital autonomy, and secure communications. We believe that privacy is an increasingly vital component of the digital economy and that technologies enabling responsible data protection, user control, and cryptographic security will play a critical role in future digital infrastructure. We intend to execute a broad corporate strategy designed to make Cypherpunk a globally recognized leader in the privacy field.

We believe that demand for privacy-enhancing technologies will increase as digital systems expand and data generation accelerates. Our objective is to position Cypherpunk as a disciplined capital allocator and strategic partner in this sector, supporting innovation while maintaining a focus on sustainable value creation and risk management.

Zcash Overview

Zcash is a cryptographic digital asset that operates on a decentralized, open-source blockchain network known as the Zcash Network. The network consists of a distributed group of independent computers that collectively maintain and validate a shared transaction ledger. No central authority owns, controls, or operates the Zcash Network; instead, its infrastructure and rules are maintained through consensus among network participants.

Transactions on the Zcash Network are recorded on a publicly accessible blockchain. ZEC functions as the native unit of value on the network and may be used to transfer value between users, pay transaction fees, or facilitate exchange for fiat currencies or other digital assets through trading platforms or private transactions.

Zcash was launched in 2016 using a modified version of the Bitcoin codebase, with a fixed maximum supply of 21 million coins. Its distinguishing technical feature is the use of zero-knowledge proofs (zk-SNARKs), which allow transactions to be validated by the network without revealing the sender, receiver, or transaction amount. This cryptographic approach has been adopted or referenced by other blockchain projects, including Ethereum and Solana. The Zcash protocol has undergone several upgrades since launch, including the introduction of Halo 2, a recursive proof system that eliminates the need for trusted setup ceremonies. Since inception, Zcash has processed tens of millions of transactions and has generally ranked among the larger privacy-focused digital assets by market capitalization.

Privacy-Preserving Transaction Features

Zcash was developed to advance blockchain technology. A core feature of the Zcash Network is optional privacy: the protocol supports both transparent transfers, which disclose transaction data in a manner similar to many other blockchains like Bitcoin, and privacy-preserving transfers that allow users to selectively disclose information associated with a transaction.

Privacy on Zcash is enabled through zero-knowledge cryptography which can conceal transaction amounts and counterparties while still permitting network validation. Transactions using these privacy features are commonly referred to as “shielded” transactions. As of December 31, 2025 approximately 31% of all ZEC was shielded. Since the launch of the Zcash Network in 2016, the amount of shielded ZEC has been consistently growing suggestive of utility and adoption of Zcash’s advantage to other blockchain networks without enhanced privacy, such as Bitcoin.

Zcash History, Network Development, and Governance

Zcash was launched on October 28, 2016 by scientists, advisers, and engineers affiliated with Electric Coin Company (“ECC”) (formerly the Zcash Company) as a new blockchain network based on the Bitcoin codebase but designed with enhanced privacy functionality. Rather than created through a true network fork, Zcash was independently launched using a modified version of Bitcoin’s underlying software architecture. As a result, ownership of bitcoin did not confer ownership of ZEC at the time of launch.

From its launch through early 2026, ECC played a significant role in supporting protocol research and development, including advancing scalability and usability improvements and contributing to upgrades that became part of the primary Zcash client implementation. This development model was broadly comparable to the role played by core developer communities in other open-source blockchain ecosystems, although ultimate adoption of changes depended on the decentralized network.

Ongoing development of the Zcash protocol is supported by a combination of open-source contributors and organizations that propose, review, and implement software updates. Changes to the protocol are adopted only if accepted by the broader network, and participants may choose whether to implement proposed upgrades. The protocol has been upgraded over time to improve the usability, efficiency, and security of shielded transactions.

In January 2026, all employees of ECC resigned from their positions following a governance dispute with the board of Bootstrap, the nonprofit organization that had overseen ECC. The former ECC team, led by former CEO Josh Swihart, subsequently announced the formation of a new company, Zcash Open Development Lab (ZODL) to continue Zcash protocol development. In connection with this transition, the Bootstrap board authorized the transfer of the Zashi wallet technology and related intellectual property to the new entity, and announced an orderly wind-down of ECC. Certain digital assets, including the Z.cash domain and the official Zcash social media accounts, were transferred to the Zcash Foundation.

In February 2026, ZODL released an update to the Zashi wallet and renamed the wallet Zodl. ZODL aims to make Zcash easier to use, with continued development of the wallet as well as supporting Zcash at the protocol level. We believe that Zodl represents critical privacy infrastructure and will support the adoption of Zcash and demand for ZEC.

On March 9, 2026, ZODL announced a financing of over $25 million with investments from a16z, Winklevoss Capital, Coinbase, Paradigm, Chapter One, David Friedberg, Balaji Srinivasan, and others. We invested $5 million in ZODL as part of our commitment to the Zcash ecosystem and the team with the leading Zcash wallet and development expertise.

Zcash Decentralization and Mining

Zcash functions on a distributed network architecture that allows participants to transact directly without reliance on centralized authorization, clearing entities, or custodial intermediaries. The issuance of ZEC and the validation of transactions are governed by protocol-defined rules embedded in the network software rather than by discretionary actions of any organization. No single entity controls or operates the Zcash Network. Prices for ZEC are not fixed or managed by any party and instead emerge from trading activity across digital asset marketplaces and from negotiated transactions between counterparties.

Transaction integrity on the Zcash Network is maintained through a computational consensus process in which independent participants, known as miners, compete to confirm transfers and record them in sequential data structures, known as blocks. These blocks collectively form the Zcash blockchain, which serves as a continuously updated record of confirmed network activity.

To generate a block, miners compete by performing computational work defined by the protocol, selecting unconfirmed transactions and proposing a valid block for network acceptance. Transaction data is propagated across the network, evaluated under consensus rules, and permanently recorded once accepted. Only one miner succeeds in adding each block, and the protocol dynamically adjusts mining difficulty to maintain consistent block timing as total network hash power fluctuates. Miners are economically incentivized through protocol-defined rewards, consisting of newly issued ZEC and transaction fees associated with the transactions included in a block. New blocks are produced at an average interval of approximately 1.25 minutes, with block rewards allocated probabilistically based on the relative computing power contributed by individual miners or mining pools.

Once validated by network nodes, the block is appended to the blockchain, and the associated reward is issued to the successful miner. This process governs transaction finality and represents the sole mechanism through which new ZEC is introduced into circulation.

ZEC Transactions

The Zcash Network accommodates both standard transactions that disclose details on the blockchain and privacy-focused transactions that limit public visibility of transaction information. Users who interact directly with the network typically do so through a “wallet”, which generates cryptographic credentials and enables the sending and receipt of ZEC. Each wallet is controlled by private keys, and possession of the relevant private key is required to authorize transfers; loss or compromise of those keys may result in permanent loss of access to the associated ZEC.

Privacy-enabled Zcash transfers employ zero-knowledge cryptographic methods which allow transactions to be validated without revealing transaction amounts or counterparties. These mechanisms enable the network to confirm authorization and prevent double spending while preserving confidentiality. In addition to on-chain transfers, some ZEC ownership changes occur off-chain, such as internal ledger movements within exchanges or custodial platforms. Because these off-chain activities are not recorded on the blockchain, they are not protected by the protocol’s consensus mechanisms and may expose participants to additional counterparty and operational risks.

Maximum Supply and Halving Schedule

The Zcash protocol establishes a fixed maximum supply of 21 million ZEC, which are introduced into circulation over time through block rewards. New ZEC is issued as part of the mining process at regular intervals. The block subsidy is reduced by 50% at predetermined intervals, commonly referred to as “halvings,” which occur based on block height rather than calendar date and are designed to slow the rate of new issuance over time.

Since its launch, Zcash has undergone multiple halving events. The first occurred in November 2020, reducing the block reward from 6.25 ZEC to 3.125 ZEC. The second halving occurred in November 2024, further reducing the block reward to 1.5625 ZEC. Future halvings are expected to occur at approximately four-year intervals thereafter based on the current network hash rate, with each event continuing to reduce the rate of new ZEC issuance until the maximum supply is reached.

Trading ZEC

The market price of ZEC is determined by supply and demand for ZEC among buyers and sellers and the overall utility of the Zcash Network, and is typically quoted in fiat currencies or relative to other digital assets on trading platforms. Centralized exchanges generally publish real-time pricing and volume data that serve as common market reference points. ZEC may also be traded through over-the-counter arrangements or private transactions, which are typically less transparent than exchange-based trading.

As of December 31, 2025, the following exchanges have been registered as money services businesses with FinCEN, and have state money transmitter licensing: Coinbase, Kraken, Binance.US, and Gemini Space Station, which is an affiliate of our largest stockholder, Winklevoss Capital. However, there are several additional exchanges that trade ZEC including: KuCoin, Binance (Global), OKX, Bitget and Gate.io.

Our ZEC Digital Asset Treasury Holdings

Our investment thesis for ZEC rests on two premises. First, Zcash is built on the same sound monetary principles as Bitcoin: a fixed supply of 21 million coins, open-source development, and decentralized consensus, but adds privacy-preserving transaction capabilities through zero-knowledge cryptography. We view Bitcoin as a store of value and Zcash as private digital money: one protects value across time, the other protects privacy in daily transactions. Second, we believe that the market has not yet priced in the growing structural demand for financial privacy. Transaction data reveals patterns of life: location, associations, habits, and financial capacity. As data collection and surveillance capabilities expand, we expect demand for privacy-preserving financial infrastructure to increase. Zcash, as the most technically mature privacy-preserving blockchain with a fixed monetary supply, is, in our view, well-positioned to capture a meaningful share of that demand.

As of March 11, 2026, we held a total of 294,743.10 ZEC, at an average purchase price of $335.89, representing approximately 1.76% of the total circulating supply of the Zcash Network. Our stated objective is to accumulate holdings representing at least 5% of the total circulating supply over time. This objective is subject to change, and we may suspend, reduce, or modify acquisition activity at any time based on our assessment of market conditions, capital availability, and strategic priorities.

Competition Related to our Cypherpunk Business

The privacy technology, cryptocurrency, and digital asset treasury industries are characterized by continuing technological advancement and significant competition. Our digital asset treasury strategy involves, from time to time and subject to market conditions, acquiring ZEC using proceeds from offerings of equity securities or other capital raising transactions. While we believe that our focus on privacy technologies and the Zcash Network provides us with competitive advantages, we compete for capital with, among others: Exchange Traded Products, such as Grayscale Zcash Trust; other digital assets with a larger market value than ZEC, such as bitcoin; digital asset treasury companies focused on other digital assets, such as Strategy Inc.; miners; digital asset exchanges that sell ZEC directly to investors; traditional financial firms that have entered into the digital assets market; and other entities that pursue strategies to accumulate or gain exposure to digital assets. In addition, numerous venture capital firms have established investment strategies around privacy technologies and digital assets, including a16z crypto. Many of the entities against which we may compete for capital or for investment in or development of privacy technologies have significantly greater financial resources and expertise than we do. This competition could adversely affect the availability and cost of capital for our ZEC purchases and our privacy technology strategy, and thereby could affect the market price of our securities.

Government Regulation Related to our Cypherpunk Business

The U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, the Treasury Department Office of Foreign Assets Control (“OFAC”), SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury (the “IRS”), the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining, among other issues: digital asset market structure and regulation, and a bill known as the Digital Assset Market Clarity Act of 2025 is currently under consideration in Congress; and the operations of digital asset networks and digital asset users, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users.

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect the Zcash Network and its users. For example, beginning on July 1, 2027, regulations in the European Union will prohibit transactions involving anonymous wallets and privacy-focused digital assets such as ZEC. There remains significant uncertainty regarding foreign governments’ future actions with respect to the regulation of digital assets, particularly digital assets with privacy features such as Zcash. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of ZEC by users, merchants, and service providers outside the United States and may therefore impede the growth or sustainability of the Zcash ecosystem in the United States and globally, or otherwise negatively affect the value of the ZEC that we hold in our treasury.

Drug Development Through Our Leap Therapeutics Subsidiary

Our subsidiary, Leap, is a biopharmaceutical company developing novel biomarker-targeted antibody therapies designed to treat patients with cancer and other diseases with high unmet medical need. Our lead program is sirexatamab (DKN-01), a monoclonal antibody that inhibits Dickkopf-related protein 1 (“DKK1”). We recently completed a Phase 2 study of sirexatamab in patients with colorectal cancer. We also have a preclinical program to develop a monoclonal antibody inhibiting the GDF-15 protein, known as FL-501. FL-501 has potential to treat patients with a broad variety of difficult-to-treat diseases such as: cancer cachexia, hyperemesis gravidarum and pregnancy-related nausea and vomiting, and many others associated with aging and frailty.

Market Opportunity

Colorectal Cancer

Colorectal cancer (“CRC”), is the third most frequent cancer globally and the second leading cause of death. According to the World Health Organization (“WHO”), there will be over 2.3 million new cases of CRC in 2030, with nearly 1.1 million deaths. CRC includes colon cancer (64%), rectal cancers (29.4%), and anal cancer (6.6%). According to the American Cancer Society (“ACS”), in the United States, there will be 158,850 newly diagnosed cases of CRC and 55,230 estimated deaths from CRC.

When the symptoms of CRC appear, such as rectal bleeding, anemia, or abdominal pain, most patients are already in the advanced stage where cancers are aggressive, malignant, and metastatic. Mutations in the pathways modulated by DKK1, such as APC, and activation of the Wnt pathway are highly prevalent in CRC patients. For patients who have microsatellite stable (“MSS”) colorectal cancer, and who do not have a specific mutation that can be targeted with approved therapies, outcomes are extremely poor for patients who have progressed on first-line therapy. A clinical trial of the antibody bevacizumab in combination with chemotherapy generated a response rate of approximately 5% and PFS of 5.7 months in second-line patients.

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

Published data, including from The Cancer Genome Atlas (“TCGA”) and real world evidence from our collaboration with Tempus, indicate that DKK1 levels are significantly higher or have an important high DKK1 population in many cancers, including esophagogastric cancer, non-small cell lung cancer, endometrial cancer, CRC, and pancreatic cancer. In addition, elevated DKK1 is associated with worse overall survival or time to treatment discontinuation for patients with CRC and several other cancers. Researchers have shown that when the DKK1 protein is added in certain animal models, the cancer grows larger.

Sirexatamab is a high affinity, neutralizing monoclonal antibody targeting DKK1. We have shown that sirexatamab reduces free DKK1 levels and has demonstrated an anti-tumor effect in preclinical models.

The FDA granted orphan drug designation to sirexatamab for the treatment of gastric and gastroesophageal junction cancer. In addition, on September 24, 2020, the FDA granted Fast Track designation to sirexatamab in combination with tislelizumab for the treatment of patients with gastric and gastroesophageal junction adenocarcinoma whose tumors express high DKK1, following disease progression on or after prior fluoropyrimidine- and platinum- containing chemotherapy and if appropriate, human epidermal receptor growth factor (HER2)/neu-targeted therapy.

We are currently developing sirexatamab in patients with CRC and have also conducted clinical trials in patients with gastric/gastroesophageal junction cancer and with endometrial cancer.

Colorectal Cancer

Mechanism of Action and Preclinical Data

We have evaluated sirexatamab in multiple preclinical CRC models. Sirexatamab showed additive activity with 5-fluorouracil (5-FU) chemotherapy, which is commonly used in CRC patients, and in two CRC models that were resistant to 5-FU therapy. Treatment with sirexatamab can result in tumor regressions as a monotherapy and can overcome 5-FU-resistance to have further activity in combination with 5-FU chemotherapy. We believe that these 5-FU-resistant models are reflective of the second-line CRC population. We believe that sirexatamab also work through an anti-angiogenic mechanism of action, preclinical models have also shown fewer and smaller blood vessels in response to sirexatamab treatment, and an additive effect of sirexatamab in combination with bevacizumab at reducing xenograft tumor size.

DeFianCe Study –Second-Line Patients in combination with bevacizumab and chemotherapy

The DeFianCe study is a Phase 2, randomized, open-label, multicenter study of sirexatmab (DKN-01) in combination with standard of care bevacizumab and chemotherapy in patients with advanced microsatellite stable (“MSS”) CRC who have received one prior systemic therapy. Part A of the study enrolled 33 patients as a single arm trial. Based on the results of these first 33 patients, the study expanded into Part B, a 188-patient randomized controlled trial against bevacizumab and standard of care chemotherapy.

Part A – Single Arm

In January 2025, we presented ORR and PFS data from Part A of DeFianCe. In the 27 response-evaluable patients, the ORR was 33% and the disease control rate (“DCR”) was 93%. Of these responding patients, the median DoR experienced was 9.92 months. In the 15 patients who had never received prior bevacizumab, the ORR was 53%, the DCR was 93%, and their median PFS was 8.05 months.

Part B – Randomized Controlled Trial

In October 2025, we presented final clinical data from Part B at the European Society for Medical Oncology (ESMO) Congress 2025.

In patients with high circulating DKK1 plasma levels (upper quartile as measured by the SomaLogic SomaScan platform, n=44), the sirexatamab experimental arm has improved ORR, by both investigator-assessment (“IA”) and blinded independent central review (“BICR”), PFS, and OS compared to the control arm:

	Sirexatamab
	Experimental Arm	Control Arm
	(n=25)	(n=19)
ORR by IA	44.0%	15.8%	p = 0.0149
ORR by BICR	40.0%	15.8%	p = 0.0301
Median PFS	9.36 months	5.88 months	HR 0.46,
			95% CI: 0.22,
			0.96
			p = 0.0168
Median OS	NYR	9.49 months	HR 0.17,
			95% CI: 0.05,
			0.53
			p < 0.001

Figure 2: PFS K-M curve in DKK1-high upper quartile patients

Figure 3: OS K-M curve in DKK1-high upper quartile patients

●	In patients with high circulating DKK1 plasma levels (upper median as measured by the SomaLogic SomaScan platform, n=88), the sirexatamab experimental arm has improved ORR, by both IA and BICR, PFS, and OS compared to the control arm:

	Sirexatamab
	Experimental Arm	Control Arm
	(n=50)	(n=38)
ORR by IA	38.0%	23.7%	p = 0.0706
ORR by BICR	40.0%	15.8%	p = 0.0039
Median PFS	9.03 months	7.06 months	HR 0.61,
			95% CI: 0.37,
			1.00
			p = 0.0255
Median OS	NYR	14.39 months	HR 0.42,
			95% CI: 0.19,
			0.91
			p = 0.0118

●	Across the intent-to-treat (ITT) population with second-line MSS CRC (n=188), the sirexatamab experimental arm had higher ORR and longer PFS compared to the control arm, although this did not reach the pre-defined statistical signficance:

	Sirexatamab
	Experimental Arm	Control Arm
	(n=94)	(n=94)
ORR by IA	35.1%	26.6%	p = 0.1009
ORR by BICR	33.0%	20.2%	p = 0.0203
PFS	9.2 months	8.31 months	HR 0.84
			95% CI: 0.58,
			1.21
			p = 0.1712

DKK1 levels correlated with increasing clinical benefit in those patients receiving sirexatamab compared to patients in the control arm who had poorer outcomes and shorter survival as DKK1 levels increased.

FL-501

FL-501 is a potential best in class monoclonal antibody in preclinical development that targets growth and differentiation factor 15 (GDF15), which is a cytokine that is produced at elevated levels in response to various stresses, including chronic inflammation, obesity, cancers, and chemotherapy treatment. High GDF15 expression is associated with cachexia including loss of appetite, nausea and weight loss, and is also a validated target with a successful randomized clinical trial from Pfizer. FL-501 was engineered for higher target affinity and a longer plasma half-life compared to competing therapies. In preclinical cachexia models, FL-501 increased body weight and restored muscle mass. FL-501 is being developed through a collaboration agreement with Adimab.

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

Patents

We exclusively license from Eli Lilly and Company (“Lilly”), rights under 26 issued patents and 1 pending patent application, all of which belong to the same patent family. The patents and applications in this patent family are directed to the composition of matter and use of sirexatamab, and include (i) one issued U.S. Patent, (ii) issued patents in the following jurisdictions: Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Gulf Cooperation Council, India, Israel, Japan, Lebanon, Macao, Mexico, New Zealand, Pakistan, Singapore, South Africa, Taiwan, Ukraine, Hong Kong, Thailand and South Korea and (iii) a pending application in Venezuela. The base 20-year term for patents in this family would expire in 2030. The U.S. patent will expire 87 days after the base term due to patent term adjustment. Patent term extensions for delays in marketing approval may also extend the terms of patents in this family.

We own two issued U.S. Patents, granted patents in Australia, Japan, Korea, Mexico, and Israel and pending applications directed to the use of a biomarker in patients receiving DKN-01 therapy in the following jurisdictions: Brazil, Canada, Europe and Hong Kong,. The issued U.S. Patents will expire in 2037, absent any terminal disclaimer, patent term adjustment due to administrative delays by the United States Patent and Trade Office (“USPTO”) or patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act or Hatch-Waxman Amendment, and provided that all required maintenance fee payments are timely paid. The non-USPatents and any other patents that may issue in foreign jurisdictions will likewise expire in 2037, provided that all required annuities are timely paid.

We also own two additional patent families both directed to the treatment of cancer using DKN-01 in specific subpopulations of patients. In the first patent family, the patient subpopulation is defined by its DKK-1 expression level. A patent has granted in South Korea and applications are pending in the following jurisdictions: the United States of America, China, Australia, Canada, Hong Kong, Mexico, Brazil, Israel and Europe. In the second patent family, the patient subpopulation is defined as harboring a specific genetic mutation. Applications are pending in the following jurisdictions: the United States of America, South Korea, Australia, Canada, Hong Kong, Mexico, Brazil, Israel and Europe.

Any patents that may issue in the United States based on the applications in these two patent families will expire in 2040, absent any terminal disclaimers, patent term adjustment due to administrative delays at the USPTO or patent term extension under the Hatch-Waxman Act, and provided that all required maintenance fee payments are timely paid. The Korean Patent and any other patents that may issue in foreign jurisdictions will likewise expire in 2040, provided that all required annuities are timely paid.

We also own another patent family directed to the treatment of colorectal cancer using combination therapy comprising sirexatamab and additional therapeutic agents. Applications are pending in the following jurisdictions: the United States of America, China, Japan, South Korea, Australia, New Zealand, Canada, Mexico, Brazil, Hong Kong, Israel and Europe. Any patent that may issue in the United States based on the pending U.S. application will expire no earlier than 2043 absent any terminal disclaimer. Any patents issued in foreign jurisdictions will likewise expire in 2043.

We also own one pending international patent application filed under the Patent Cooperation Treaty (“PCT”) directed to the treatment of colorectal cancer using combination therapy comprising sirexatamab and additional therapeutic agents in specific subpopulations of patients. The PCT is an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the member states. Although a PCT Application is not itself examined and cannot issue as a patent, it allows the applicant to seek protection in any of the member states through national phase applications. Any patents that may issue in the United States based on the PCT application will expire no earlier than 2045 absent any terminal disclaimer. Any patents issued in foreign jurisdictions will likewise expire in 2045.

We also own a pending U.S. Provisional application directed to, among other things, FL-501 (a monoclonal antibody that inhibits GDF-15). If non-Provisional patent applications (e.g., a regular U.S. application, a PCT Application or direct foreign applications) claiming the benefit of the U.S. Provisional application are filed in 2026, any patents that may issue in the United States will expire no earlier than 2046 absent any terminal disclaimer. Any patents issued in foreign jurisdictions will likewise expire in 2046.

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

Competition Related to our Leap Therapeutics Business

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

Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. For example, Novartis, Merck, Amgen, Pfizer, Junshi Biosciences, and Twist Biosciences are all currently developing or have previously been developing anti-DKK1 monoclonal antibodies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Other Regulation Related to our Leap Therapeutics Business

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

Research and Development Expenses Related to Our Leap Therapeutics Business

Our total research and development expenses were $25.7 million and $57.2 million, during the years ended December 31, 2025 and 2024, respectively. See Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional details regarding our research and development activities.

Employees

As of December 31, 2025, we had 6 full-time employees. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

Web Availability

We make available free of charge through our website, www.leaptx.com, our Annual Report on Form 10-K, other reports that we file with the Securities and Exchange Commission and any amendments to the reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as certain of our corporate governance policies, including the charters for the audit, compensation and nominating and governance committees of our board of directors and our code of ethics and corporate governance guidelines. We make these reports available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information contained on, or that can be accessed through our website is not a part of or incorporated by reference into this Annual Report on Form 10-K. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us at: Cypherpunk Technologies Inc. c/o Investor Relations, 47 Thorndike Street, Suite B1, Cambridge, MA 02141.

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

Risk Factors Summary

The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are more fully described below. This summary should be read in conjunction with the full description of “Risk Factors” in this section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary and the information in this section, you should consider the other information contained in this Annual Report on Form 10-K before investing in our securities.

Risks Related to the Company’s Strategy and Industry

●	We have recently shifted a significant portion of our business strategy towards a focus on our digital asset treasury strategy, and we may be unable to successfully execute this new strategy.
●	ZEC is a highly volatile digital asset, and fluctuations in the price of ZEC may adversely influence our financial results and the market price of our listed securities.
●	We have limited experience in investing in and managing the ownership of digital assets, and we rely on a third party custodian for the trading execution and custody of our ZEC.
●	We may inadvertently and without knowledge, directly or indirectly, engage in transactions in violation of U.S. or foreign sanctions laws.
●	The cryptography used on the Zcash network could fail or could be used to facilitate illicit activities, and businesses that facilitate transactions in ZEC may be at increased risk of criminal or civil lawsuits.
●	If a security breach or cyberattack gives unauthorized parties access to our ZEC, or if our access to our wallets holding ZEC is lost or destroyed, we may lose some or all of our ZEC.
●	Disruptions, forks, 51% attacks, hacks, network disruptions, or other adverse events or other compromises to blockchain networks, could materially and adversely impact us.
●	We face risks relating to the potential compromise of the Zcash network security by emerging technologies, including artificial intelligence and quantum computing.
●	ZEC is subject to significant legal, commercial, tax, technical and regulatory uncertainty.
●	Zcash does not pay interest or dividends and our ability to generate a return on investment from our purchases of ZEC is dependent on an appreciation in value of ZEC.
●	Digital asset holdings are less liquid than cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
●	The concentration of our expected digital asset holdings relative to non-digital assets enhances the risks inherent in our digital asset treasury strategy.

●	If we are unable to raise additional capital on acceptable terms, our ability to implement and sustain a digital asset treasury strategy may be compromised.
●	Our ability to time the price of our purchases of ZEC pursuant to our digital asset treasury strategy will be limited.
●	A significant decrease in the market value of our digital asset holdings could adversely affect our ability to satisfy financial obligations, including any debt financings.
●	Our common stock may trade at a substantial premium or discount to the value of ZEC we hold, and our stock price may be more volatile than the price of ZEC.
●	Our Zcash treasury strategy subjects us to enhanced regulatory oversight.
●	Absent federal regulations, there is a possibility that ZEC may be classified as a “security.” Any classification of ZEC as a “security” could lead to our falling under the definition of “investment company” under the Investment Act of 1940, as amended.
●	We may be deemed to be a “commodity pool” under CEA and CFTC Rules as a result of our commodity interest trading.
●	We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and ETPs, or to obligations applicable to investment advisers.
●	Changes in regulatory interpretations could require us to register as a money services business or money transmitter, leading to increased compliance costs or operational shutdowns.
●	The availability of spot ETPs for digital assets may adversely affect the demand for our common stock.
●	Although we currently are not considered to be a “controlled company” under Nasdaq corporate governance rules, we may in the future become a controlled company due to the concentration of voting power among Winklevoss Capital and their affiliates.

Risks Related to Leap

●	We have a history of losses, have no source of product revenue, and may never become profitable.
●	We will require additional capital to fund our operations which may not be available on acceptable terms, or at all.
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates.
●	Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain.
●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable.
●	The therapeutic safety and efficacy of sirexatamab is unproven, and we may not be able to successfully develop and commercialize any of our products.
●	We face substantial competition from much larger competitors.
●	We may acquire other assets, form collaborations or make investments in other companies or technologies, that could harm our operating results, dilute our stockholders’ ownership, or cause us to incur significant expense.

●	We rely on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials.
●	We may face delays in the development and commercialization of, or be unable to meet demand for, our product candidates and may lose potential revenues.
●	If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate to protect our technology and product candidates, our competitive position could be harmed.

Risks Related to our Common Stock

●	If our share price continues to be low and volatile, we could be subject to securities class action litigation and our stockholders could incur substantial losses.
●	We are a “smaller reporting company,” and we take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies.
●	If we fail to maintain an effective system of disclosure controls and internal controls over financial reporting, or if we fail to adequately remediate the material weakness identified in connection with the preparation of our financial statements for the quarter and fiscal year ended December 31, 2025, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.
●	Sales of a substantial number of shares of our common stock in the public market by our stockholders could cause our stock price to fall.
●	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.
●	Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our Common Stock.

Risks Related to the Company’s Strategy and Industry

We have recently shifted a significant portion of our business strategy towards a focus on our digital asset treasury strategy, and we may be unable to successfully execute this new strategy.

In October 2025, we shifted a significant portion of our business strategy towards the implementation of our digital asset treasury strategy, including material investments in ZEC. There is no assurance that we will be able to successfully execute this new strategy or operate ZEC-related activities at the scale or profitability currently anticipated. This strategic shift requires specialized skillsets and operational, technical and compliance infrastructure to support our accumulation of ZEC and related activities. This also requires that we implement different security protocols and treasury management practices. Although we have engaged consultants and added additional board members with experience in these areas, there can be no assurance that we will be able to effectively execute on this strategy within our expected timeframe, or at all. Further, there is ongoing scrutiny and limited formal guidance from regulatory agencies, including Nasdaq and the SEC, with respect to the treatment of public company digital asset treasury strategies. Errors by key management or our third party service providers could result in significant loss of funds and value, which could in turn result in a significant decrease in the value of our common stock. As a result, our shift towards our digital asset treasury strategy could have a material adverse effect on our business and financial condition.

ZEC is a highly volatile digital asset, and fluctuations in the price of ZEC may adversely influence our financial results and the market price of our listed securities.

We have used a significant portion of capital in our treasury to purchase ZEC, a digital asset, and plan to continue to do so in the future. The price of ZEC has been subject to dramatic price fluctuations and is highly volatile. In the twelve months ended December 31, 2025, ZEC has traded between approximately $26.14 and $736.51.

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

In addition, investors may view the value of our securities as dependent upon or linked to the value or change in the value of our ZEC holdings, and accordingly, the price of ZEC may significantly influence the market price of our securities. ZEC is a highly volatile asset. Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of ZEC decreased substantially, including as a result of:

●	decreased user and investor confidence in Zcash, including due to the risk factors described herein
●	investment and trading activities such as (i) trading activities of highly active retail and institutional users, speculators, miners, and investors, (ii) significant dispositions of ZEC by large holders, or (iii) actual or perceived manipulation of the markets for ZEC;
●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, Zcash, for example: (i) public, legislative, or regulatory perception that ZEC or other digital assets can be used as a vehicle for money laundering or to circumvent government regulations or sanctions; (ii) regulations in the European Union that, beginning on July 1, 2027, will prohibit transactions involving anonymous wallets and privacy-focused digital assets such as ZEC; (iii) filings for bankruptcy protection or bankruptcy proceedings of major digital assets or blockchain industry participants; (iv) public perception regarding technological safeguards with respect to theft or loss of digital assets; and (v) activities relating to other high profile digital assets, including bitcoin or “meme coins”;
●	changes in consumer preferences and the perceived value or prospects or utility of Zcash;
●	developments affecting other companies pursuing a digital asset treasury strategy similar to ours, such as the abandonment of the strategy by such other companies, the failure by such other companies to satisfy their debt or other financial obligations, market concerns as to the viability or creditworthiness of such other companies, the loss or disposition of substantial assets by such other companies, regulatory or legal judgments or actions against such other companies due to their adoption of a digital asset treasury strategy, or any other similar actions or negative outcomes impacting such other companies;
●	competition from other digital assets that exhibit comparable or better privacy, speed, security, scalability or efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
●	the introduction of a government-issued digital currency that could eliminate or reduce the need or demand for private-sector issued digital assets such as ZEC, or significantly limit their utility;
●	a decrease in the price of other digital assets, to the extent the decrease in the price of such other digital assets may cause a decrease in the price of ZEC or adversely affect investor confidence in digital assets generally;
●	developments relating to the Zcash blockchain and protocol, including (i) changes to the Zcash blockchain and protocol that impact its security, speed, scalability, usability or value, such as changes to the cryptographic security protocol underpinning the blockchain and protocol, changes to the finality of transactions, and similar changes; (ii) failures to make upgrades to the Zcash blockchain and the protocol to adapt to security, technological, legal or other challenges; and (iii) changes to the Zcash blockchain and protocol that introduce software bugs, security risks or other elements that adversely affect Zcash and the privacy functionality;
●	interruptions, failures, unavailability, or other short or long term disruptions in services of trading venues for ZEC or other digital assets, including but not limited to those arising from hacking, sabotage, or other intentional acts;

●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants;
●	regulatory, legislative, enforcement and judicial actions that adversely affect access to, functionality of, or performance of Zcash, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from trading in and holding ZEC;
●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions and fiat currency devaluations; and
●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Zcash blockchain becoming insecure or ineffective.

In addition, the U.S. and international stock markets and the markets for both digital asset-influenced and technology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies in those markets. In particular, future trading prices in our securities may reflect market dynamics that are not connected to valuation methods commonly associated with operating companies in similar industries or with companies engaged predominantly in passive investments in digital assets or other commodities, such as exchange-traded products (“ETPs”). Equity market capitalizations of other such companies are often in excess of stockholders’ equity calculated in accordance with U.S. generally accepted accounting principles, and in excess of valuations that might traditionally be expected based on their operating performances, cash flows and net assets. Investors may therefore be unable to assess the value of our common stock or evaluate the risks of an investment in our company using traditional or commonly used enterprise valuation methods. We cannot predict how these dynamics may evolve over time, or whether or how long they may last. These market and industry factors may significantly harm the market price of our listed securities, regardless of our actual operating performance.

The price of our listed securities has been and is likely to continue to be volatile, and with the recent adoption of our new digital asset treasury strategy, we expect to see additional volatility in our stock price. In addition, if investors view the value of our listed securities as dependent upon or linked to the value or change in the value of our ZEC holdings, the price of ZEC may significantly influence the market price of our listed securities. The price of ZEC has historically been, and is likely to continue to be, volatile.

We have limited experience in investing in and managing the ownership of digital assets, and we rely on an affiliate of Winklevoss Capital, Gemini Space Sciences LLC, for the trading execution and custody of our ZEC, and we will not have direct control over our digital assets held through such custodian.

We have limited experience in investing in and managing the ownership of digital assets, such as ZEC. We are reliant on an affiliate of Winklevoss Capital, Gemini Space Sciences LLC (“Gemini”), for the trading execution by which we acquire ZEC and to serve as the custodian for our ZEC on its regulated exchange and wallet storage system. As a result, our ZEC holdings are concentrated with a single custodian, and we rely solely on its proprietary storage system and wallet infrastructure, security infrastructure, financial reporting, and software systems for our ZEC holdings. In Gemini’s structure to support trading, customer digital assets are pooled together, and Gemini relies on an internal customer ledger to maintain the segregated customer digital asset ownership. Gemini’s Omnibus Wallet Structure is made up of a set of online (i.e., “Hot”) and offline (e.g., “Cold”) wallets (or “storage tiers”), with Gemini responsible for managing the movement of digital assets between the online and offline storage tiers. While we have agreements governing Gemini’s activities relating to our account, we have limited influence over its actual performance.

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

Additionally, our use of custodians, such as Gemini, exposes us to the risk that the ZEC that the custodian holds on our behalf could be subject to bankruptcy, receivership or similar insolvency proceedings, and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such ZEC. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions, criminal charges, and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, and the filing and subsequent settlement of a civil fraud lawsuit have highlighted the counterparty risks applicable to owning and transacting in digital assets. These bankruptcies, closures, liquidations and other events have likely negatively impacted the adoption rate and use of digital assets. Additional bankruptcies, closures, liquidations, regulatory enforcement actions, criminal charges, or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of digital assets, limit the availability to us of financing collateralized by such assets, or create or expose additional counterparty risks. Any loss associated with such bankruptcy, receivership or similar insolvency proceedings is unlikely to be covered by any insurance coverage we may maintain related to our ZEC. Even if we are able to prevent our digital assets from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our digital assets held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our listed securities. The legal framework governing digital asset ownership and rights in custodial or insolvency contexts remains uncertain and continues to evolve, which could result in unexpected losses, protracted recovery processes or adverse treatment in insolvency proceedings.

Any insurance that may cover losses of our ZEC holdings may cover none or only a small fraction of the value of the entirety of our ZEC holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our ZEC.

In addition, we rely, for financial reporting requirements and our own internal controls, on the controls that are implemented, executed, and reported on by Gemini and other third party service providers. If those controls fail, are modified, or if assurance reports are unavailable or delayed, our ability to maintain effective internal controls over financial reports could be adversely affected. A failure of controls could have a material adverse effect on our digital asset treasury strategy, financial condition, and business operations.

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

The cryptography used to enhance the privacy of transactions on the Zcash Network could ultimately fail or could be used to facilitate illicit activities, and businesses that facilitate transactions in ZEC may be at increased risk of criminal or civil lawsuits, or of having services cut off, which could negatively affect the price of ZEC and the value of our listed securities.

The Zcash network uses zk-SNARKs, which provide additional layers of confidentiality to transactions on the Zcash Network by protecting the amount and the recipient in ZEC transactions. This cryptography could ultimately fail, resulting in less privacy than believed or no privacy at all, and could adversely affect one’s ability to complete transactions on any such digital asset network or otherwise adversely interfere with the integrity of the relevant blockchain. Because ZEC is a privacy-preserving digital asset, it is also subject to certain types of attacks that may go undetected. For example, on February 5, 2019, the team behind ZEC announced that it discovered a vulnerability in its zk-SNARK implementation on March 1, 2018 that was subsequently patched in connection with a network upgrade called “Sapling” in October 2018.

Digital asset networks have in the past been, and may continue to be, used to facilitate illicit activities, including money laundering, human and drug trafficking, arms dealing and other crimes. Moreover, law enforcement agencies and other market participants have often relied on the transparency of blockchains to facilitate investigations and comply with laws, such as anti-money laundering and economic sanctions laws. Because of the privacy-enhancing features of the Zcash Network, law enforcement agencies and other market participants may have less visibility into transaction-level data, which may encourage bad actors to misuse the Zcash Network for such illicit purposes. As a result, businesses that facilitate transactions in ZEC may be at increased risk of potential criminal charges or civil lawsuits, or of having banking or other services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks. Since 2019, ZEC, along with several other privacy tokens including Monero, Dash, and Horizen have been delisted from multiple exchanges. Although these digital asset trading platforms did not disclose the reasons for such delisting, and some digital asset trading platforms subsequently relisted ZEC, it is believed that they were the result of the privacy-enhancing features of the digital assets, and there is a risk that other digital asset trading platforms may remove ZEC from their platforms as a result of these concerns. Other service providers of such businesses may also cut off services if there is a concern that the Zcash Network is being used to facilitate crime. Any of the aforementioned occurrences could increase regulatory scrutiny of the Zcash Network and/or adversely affect the price of ZEC, the attractiveness of the Zcash Network and an investment in our listed securities.

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

We expect that substantially all of the ZEC we acquire will be held in accounts at Gemini. Security breaches and cyberattacks are of particular concern with respect to digital assets, including ZEC. ZEC and other blockchain-based digital assets and the entities that provide services to participants in the Zcash ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021, it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers.

A successful security breach or cyberattack could result in:

●	a partial or total loss of our ZEC in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our ZEC;
●	harm to our reputation and brand;
●	improper disclosure of data and violations of applicable data privacy and other laws; or
●	significant regulatory scrutiny, investigations, fines, penalties and other legal, regulatory, contractual and financial exposure, which in turn could adversely affect our stock price.

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

Attacks upon systems across a variety of industries, including industries related to digital assets such as ZEC, are increasing in frequency, persistence and sophistication and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners, including Gemini. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine conflict, as well as the conflicts in the Middle East and Latin America, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the Zcash ecosystem, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

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

Further, hacks and other security breaches targeting the core infrastructure of blockchain networks or major participants, such as exchanges and custodians, including Gemini, could severely impact the reputation and market confidence in these networks. Exploits of protocol-level vulnerabilities could also compromise the integrity of blockchain networks, resulting in a substantial loss of value.

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

The security and integrity of the Zcash Network are fundamentally dependent on the robustness of its cryptographic algorithms. Blockchain protocols rely heavily on public key cryptography and hashing algorithms to secure transactions, safeguard private keys, and prevent double-spending. Advances in emerging technologies, particularly artificial intelligence (“AI”) and quantum computing, may pose significant risks to the network’s security and operational stability.

Quantum computing, in particular, presents a long-term threat to the cryptographic assumptions underpinning the Zcash Network. Should quantum computing achieve sufficient maturity, it could undermine the effectiveness of the cryptographic algorithms used to secure the blockchain. A sufficiently powerful quantum computer could potentially reverse-engineer private keys from public addresses or compromise the blockchain’s consensus mechanism, leading to the theft of digital assets, double-spending, and other forms of fraud. Although current quantum computing capabilities are not yet at this level, advancements in quantum technologies could materialize more rapidly than anticipated, creating significant systemic risks for the Zcash Network.

AI may also pose indirect security risks. AI-driven cyberattacks, including advanced phishing schemes, autonomous malware, and intelligent blockchain analysis tools, could increase the sophistication and success rate of attacks targeting Zcash users, exchanges, custodians, and node operators. The use of AI to exploit vulnerabilities in software, mining hardware, or network protocols could threaten the stability and reliability of the Zcash Network and other digital asset ecosystems.

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

The first digital asset, Bitcoin, was launched in 2009. Zcash was launched in 2016. ZEC and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of ZEC or the ability of individuals or institutions such as us to own or transfer ZEC. For example, beginning on July 1, 2027, regulations in the European Union will prohibit transactions involving anonymous wallets and privacy-focused digital assets such as ZEC.

In addition, our accounting for digital assets relies on complex judgment and emerging interpretations of U.S. GAAP. Digital assets are a relatively new asset class, and accordingly, accounting and tax guidance, regulations, and best practices are evolving and rapidly changing. Future changes in authoritative guidance, SEC views, or industry practice could require us to change our accounting or tax approach, which could materially affect our financial statements, reported earnings, comparability of financial results in future periods with prior periods, or comparability with other companies.

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

ZEC does not pay interest or dividends and our ability to generate a return on investment from our purchases of ZEC is dependent on an appreciation in value of ZEC.

ZEC does not pay interest or dividends. The ability to generate a return on investment from the purchase of ZEC will depend on whether there is appreciation in the value of ZEC following our purchases. Future fluctuations in ZEC’s trading prices may result in our converting ZEC into US dollars, Euros, or other assets with a value substantially below the cost of such purchases.

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

The concentration of our ZEC holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our ZEC digital asset treasury strategy. Any future significant declines in the price of ZEC would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

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

Our digital asset treasury strategy contemplates the discretionary purchase of ZEC. The capital required to acquire and actively manage ZEC may exceed our existing cash resources and any cash flows from operations. Market conditions, our share price performance, the volatility of digital assets, and regulatory uncertainties could impair our ability to access debt or equity capital on terms acceptable to us, or at all. Failure to obtain necessary financing could force us to curtail or abandon our digital asset strategy, which could materially harm our growth prospects and the value of our securities.

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

As part of our digital asset treasury strategy, we may incur indebtedness and other fixed charges in the future in order to raise capital for our business strategies. If our businesses do not generate cash flow in future periods sufficient to satisfy our financial obligations, including our debt, if any, we intend to fund our obligations using cash flow generated by equity or debt financing. Our ability to obtain equity or debt financing may in turn depend on, among other factors, the value of our ZEC holdings, investor sentiment and the general public perception of ZEC, as well as our strategy and our value proposition. Accordingly, a significant decline in the market value of our ZEC holdings or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing to satisfy our financial obligations. As ZEC will constitute a substantial part of our balance sheet, if we are unable to generate revenue or secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell ZEC to satisfy these obligations. Any such sale of ZEC may have a material adverse effect on our operating results, financial condition and future prospects, and could impair our ability to secure additional equity or debt financing in the future. Our inability to secure additional equity or debt financing in a timely manner, on favorable terms or at all, or to sell our ZEC in amounts and at prices sufficient to satisfy our financial obligations, including our debt service obligations, could cause us to default under such obligations. Any default on our indebtedness may have a material adverse effect on our operating results, financial condition and future prospects.

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

Our ZEC treasury strategy subjects us to enhanced regulatory oversight.

Several spot ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at net asset value. Even though we are not, and do not function in the manner of, a spot ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our ZEC holdings.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our ZEC through Gemini, which is subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our ZEC from bad actors that have used ZEC to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in ZEC by us may be restricted or prohibited.

Although our ZEC holdings do not currently serve as collateral securing any of our outstanding indebtedness as of the date hereof, we may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our ZEC holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our ZEC holdings. These types of ZEC-related transactions are the subject of enhanced regulatory oversight by international, federal, and state regulatory agencies. These and any other ZEC-related transactions we may enter into, beyond simply acquiring and holding ZEC, may subject us to additional regulatory compliance requirements and scrutiny, including under international, federal, and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

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

Neither the SEC nor any other U.S. federal or state regulator has publicly stated whether they believe that ZEC is a “security.” Despite the Executive Order titled “Strengthening American Leadership in Digital Financial Technology,” which includes as an objective, “protecting and promoting the ability of individual citizens and private sector entities alike to access and … to maintain self-custody of digital assets,” ZEC has not yet been classified with respect to U.S. federal securities laws. Because ZEC heavily resembles bitcoin, we believe that the analysis and statements from the SEC and CFTC that have stated that bitcoin is not a security apply to ZEC. Therefore, while we believe that ZEC is not a “security” within the meaning of the U.S. federal securities laws, and registration of the Company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), is therefore not required under the applicable securities laws, we acknowledge that a regulatory body or federal court may determine otherwise. Our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that ZEC is a “security” which would require us to register as an investment company under the Investment Company Act.

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

This means, among other things, that the execution of or changes to our ZEC treasury strategy, our use of leverage, the manner in which our ZEC is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Consequently, our Board has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our ZEC holdings or other activities we may pursue and has the power to change our current policies, including our strategy of acquiring and holding ZEC.

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

The availability of spot ETPs for digital assets may adversely affect the demand for our common stock, which could result in a decrease in the market price of our listed securities.

Although Bitcoin and other digital assets such as ZEC have experienced a surge of investor attention since Bitcoin was invented in 2008, until recently investors in the United States had limited means to gain direct exposure to digital assets through traditional investment channels, and instead generally were only able to hold digital assets through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold digital assets directly, as well as the potential reluctance of financial planners and advisers to recommend direct digital asset holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to digital assets through investment vehicles that issue shares representing fractional undivided interests in their underlying digital asset holdings.

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

As a result of the foregoing factors, availability of spot ETPs for ZEC and other digital assets could decrease demand for our common stock, which could have a material adverse effect on the market price of our listed securities.

Although we currently are not considered to be a “controlled company” under Nasdaq corporate governance rules, we may in the future become a controlled company due to the concentration of voting power among Winklevoss Capital and their affiliates.

A “controlled company” pursuant to the Nasdaq corporate governance rules is a company of which more than 50% of the voting power is held by an individual, group, or another company. Winklevoss Capital beneficially owns 19.9% of our outstanding shares of common stock, which excludes an additional 71,647,916 shares of Common Stock issuable upon exercise of Pre-Funded Warrants and 57,182,378 shares of Common Stock issuable upon exercise of the Common Warrants. Although we currently are not considered to be a “controlled company” under the Nasdaq corporate governance rules, we may in the future become a controlled company if such shares are issued. In the event that Winklevoss Capital acquires more than 50% of the voting power of the Company, we may in the future be able to rely on the “controlled company” exemptions under the Nasdaq corporate governance rules due to this concentration of voting power and the ability of Winklevoss Capital and its affiliates to act as a group. If we were a controlled company, we would be eligible, and could elect, not to comply with certain of the Nasdaq corporate governance standards. Such standards include the requirement that a majority of our directors are independent directors, subject to certain phase-in periods, and the requirement that our compensation, nominating and governance committee consist entirely of independent directors. In such a case, if the interests of our stockholders differ from Winklevoss Capital, including as a result of Winklevoss Capital’s affiliation with Gemini, our stockholders would not have the same protection afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance standards, and the ability of our independent directors to influence our business policies and corporate matters may be reduced.

Risks Related to Leap

We have a history of losses, have no source of product revenue, and may never become profitable.

Investment in the biotechnology research and development business conducted by Leap is highly speculative because it entails substantial upfront capital expenditures and significant risk that our lead product candidate, sirexatamab, or any other products will fail to gain regulatory approval or become commercially viable. We do not currently have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales. We have incurred significant research, development and other expenses related to our ongoing operations.

We have not generated any product revenues, and we have no commercial products. Our ability to generate revenue from product sales and achieve profitability with respect to our biotechnology research and development operations conducted by Leap will depend upon our ability to successfully gain regulatory approval and commercialize sirexatamab, FL-501, or other product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval, we do not know when we will generate revenue from product sales, if at all. Our ability to generate revenue from product sales from any product candidates also depends on a number of additional factors, including but not limited to, our ability to:

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

Our operations have consumed substantial amounts of cash since inception. We will need to spend substantial amounts to advance the development of sirexatamab and FL-501 and launch and commercialize our product candidates, if we receive regulatory approval. We will require additional capital for further development and potential commercialization. If we are unable to raise capital when needed or on attractive terms, we could be forced to reduce or eliminate our research and development programs.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates.

Until Leap can generate substantial revenue from product sales, if ever, Leap expects to seek additional capital through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements, and mergers with other companies. To the extent that we raise additional capital through the sale or issuance of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to terminate our product development efforts, or to grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves, or to sell ourselves or engage in some other strategic transaction at an unfavorable price and on other unfavorable terms, or to discontinue our drug development business and operations entirely. If we raise additional funds through strategic collaborations and alliances, licensing arrangements, or mergers with third parties, we may have to relinquish valuable rights to our product candidates in particular countries, or grant licenses on terms that are not favorable to us.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

The results of preclinical studies, preliminary study results, and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials or the ultimately completed trials. For instance, while we have early clinical trial results for our clinical studies of sirexatamab, additional clinical trials will be needed for the registration of sirexatamab. The ultimate study results of our future trials may be different than the ones we have seen to date.

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

The time required to obtain approval for a new therapeutic from the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of such regulatory authorities.

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

As part of our business strategy for Leap, we intend to pursue acquisitions of assets, including preclinical or clinical stage product candidates, or enter into strategic alliances and collaborations to expand our existing programs and operations, such as we did with the merger with Flame Biosciences. We may not realize the anticipated benefits of any such transaction, any of which could have a detrimental effect on our financial condition, results of operations and cash flows. We may not be able to consistently find suitable acquisition candidates, and we may not be able to integrate these acquisitions successfully into our existing business. Any integration of an acquired company or assets may also disrupt our ongoing operations, expose us to additional liabilities, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, and require intensive management resources.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of therapeutics often encounter difficulties in production, particularly in scaling up initial production, including difficulties with production costs and yields, quality control, (including stability of the product candidate and quality assurance testing), shortages of qualified personnel, and compliance with strictly enforced federal, state, and foreign regulations. Our CMOs may not perform as agreed or may have a failure of a manufacturing campaign. Any changes or deviations in a manufacturing process may result in the failure of the product to meet the necessary specifications. If our CMOs were to encounter any of these difficulties, our ability to provide product candidates to patients in our clinical trials and for commercial use, if approved, could be jeopardized. Reliance on third-party CMOs entails exposure to risks to which we would not be subject if we manufactured the product candidate ourselves.

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

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

●	public perception and market reaction to companies with a digital asset treasury strategy;
●	the price of ZEC and issues related to Zcash developers, users, infrastructure, service providers, and ecosystem;
●	the results of clinical trials or development activities of our programs, or any future programs we may acquire;
●	actual or anticipated fluctuations in our financial condition and operating results;
●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
●	issuance of new or updated research or reports by securities analysts;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	additions or departures of key management or other personnel;
●	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
●	announcement or expectation of additional debt or equity financing efforts;
●	sales of our common stock by us, our insiders or our other stockholders; and
●	general economic and market conditions.

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

If we fail to maintain an effective system of disclosure controls and internal controls over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.

Each year we are required to evaluate our internal controls systems in order to allow management to report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act. As a result, we continue to incur additional expenses and expend our management’s time to comply with these regulations. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. During the preparation of our financial statements for the quarter and fiscal year ended December 31, 2025, we identified a material weakness in internal control over financial reporting in connection with our accounting for certain complex and unusual transactions, as further described under Part II, Item 9A. of this Annual Report. If we are not able to comply with the requirements of Section 404, if we are not able to adequately remediate the previously identified material weakness, or if we or our independent registered public accounting firm identify additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

Sales of a substantial number of shares of our common stock in the public market by our stockholders could cause our stock price to fall.

In October 2025, we completed the private placement of: (i) 15,212,311 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 80,768,504 shares of common stock and (iii) common warrants to purchase up to an aggregate of 71,985,605 shares of common stock. During the fourth quarter of 2025, we sold an additional 27,151,211 shares of common stock pursuant to our ATM program (as described herein). Future sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that future sales may have on the prevailing market price of our common stock. Substantial sales of common stock by our stockholders could have a material adverse effect on the trading price of our common stock.

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

Our common stock is listed on The Nasdaq Stock Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On March 4, 2026, we received a letter from Nasdaq stating that the we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Closing Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. This letter provides an initial 180 calendar day period, or until August 31, 2026, in which to regain compliance. If we do not regain compliance by August 31, 2026, we may be eligible for an additional 180-day grace period.

We will continue to monitor the closing bid price of our common stock and intend to continue to take definitive steps in an effort to evidence compliance with the Closing Bid Price Rule, including by implementing a reverse stock split, if necessary. Our stockholders previously adopted a Charter amendment that permits our Board, in its discretion, to effect a reverse stock split of our common stock in a ratio to be determined, within a range of 1 to 5 (1:5) up to 1 to 20 (1:20), in order to regain compliance with Nasdaq’s $1.00 closing bid price requirement. The Board may choose whether or not to effect a reverse stock split at any time prior to December 15, 2026, without further stockholder approval.

If we were to implement a reverse stock split to facilitate compliance with the Closing Bid Price Rule and maintenance of our Nasdaq listing, the announcement and implementation of the reverse stock split could negatively affect the price of our common stock. We cannot assure you that the prices for shares of the common stock after a reverse stock split would increase proportionately to prices for shares of our common stock immediately before a reverse stock split. Furthermore, even if the market price of our common stock did rise following a reverse stock split, we cannot assure you that the market price of our common stock immediately after a reverse stock split would be maintained for any period of time, or that we may not again be subject to delisting for failure to meet the $1.00 closing bid price requirement. There is also the possibility that liquidity may be adversely affected by the reduced number of shares which would be issued and outstanding when a reverse stock split is effected, particularly if the price per share of our common stock were to begin a declining trend after the reverse stock split is effected. Accordingly, our total market capitalization after a reverse stock split may be lower than the market capitalization before such reverse stock split.

If we do not regain compliance with the Closing Bid Price Rule or we fail to continue to meet all other applicable continued listing requirements for The Nasdaq Stock Market, our common stock may be delisted, which would adversely affect the market liquidity of our common stock and our ability to obtain financing to fund our operations.

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

Item 2.Properties.

We have leased our principal offices in Cambridge, Massachusetts covering approximately 7,667 square feet of space. In November 2018, we entered into a lease through April 30, 2022. On May 16, 2022, we entered into a Third Amendment to Lease and extended the lease through July 31, 2024. On January 3, 2024, we entered into a Fourth Amendment to Lease and extended the lease through July 31, 2025. On July 1, 2025 we entered into a Fifth Amendment to Lease (“Fifth Amendment”), extending the 47 Thorndike Street Lease as a tenancy-at will. The term of the Lease expires on the last day of any month identified by notice by the Company or the landlord to the other, not less than sixty (60) days in advance.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.001 per share, has been publicly traded on the Nasdaq Capital Market since January 24, 2017. Prior to November 12, 2025, our common stock traded under the symbol “LPTX” and since November 12, 2025, our common stock has traded under the symbol “CYPH”, in connection with our corporate name change to Cypherpunk Technologies Inc.

Holders of Record

As of March 11, 2026, there were approximately 49 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business, including our investments in Zcash. Payment of future dividends, if any, on our common stock will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, anticipated cash needs, and plans for expansion.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and our securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

Recent Sales of Unregistered Securities

All unregistered sales of equity securities made by us during the period covered by this report were previously disclosed in the the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2025.

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

Overview

We are a privacy technology company implementing a digital asset treasury strategy anchored by Zcash and, through our subsidiary Leap, are developing novel therapies for patients with cancer.

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

During the year ended December 31, 2025, we initiated a strategy to deploy a portion of our capital raised that is not required to provide working capital for our ongoing operations to accumulate digital assets. Zcash is a protocol and blockchain network of connected devices all over the world, working together to validate transactions and maintain the Zcash ledger. ZEC is the monetary unit, or coin, of Zcash. Zcash allows for greater privacy, providing users with options for fully shielded transactions in which the sender, recipient, and amount are encrypted.

We renamed our company “Cypherpunk Technologies Inc.” to reflect the strategic focus on acquiring ZEC, participating in the development of Zcash, and the values of privacy and liberty. Our ongoing research and development operations are conducted under a wholly-owned subsidiary named “Leap Therapeutics, Inc.”

We have incurred net operating losses every year since our inception in 2011. During the year ended December 31, 2025, we had a net operating loss of $41.1 million. During the year ended December 31, 2024, our net operating loss was $70.1 million. As of December 31, 2025, we had an accumulated deficit of approximately $462.5 million. Our net losses have resulted primarily from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and have operating losses for at least the next several years as we:

●	add operational, financial and management information systems and personnel, including personnel to support our digital asset treasury, privacy technology, and product development efforts;
●	continue the development of our product candidates, sirexatamab and FL-501; and
●	operate as a public company.

We do not expect to generate revenue from therapeutic drug product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the commercialization of sirexatamab or any other product candidate. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates, and could force us to significantly limit or reduce the scope of our business, operations and activities.

As of December 31, 2025, we had cash and cash equivalents of $14.0 million. We believe that our cash and cash equivalents as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the filing of this Annual Report on Form 10-K. See “—Liquidity and Capital Resources.”

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

We participate, through our subsidiary in Australia, in the Australian government’s R&D Incentive program, such that a percentage of our eligible research and development expenses are reimbursed by the Australian government as a refundable tax offset and such incentives are reflected as other income. This percentage was 43.5% for both the years ended December 31, 2025 and 2024.

The table below summarizes our research and development expenses incurred by development program and the R&D incentive income for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	(in thousands)
Direct research and development by program:
DKN-01 program	$24,945	$56,748
TRX518 program	—	9
FL-301 program	—	31
FL-302 program	—	76
FL-501 program	725	347
Total research and development expenses	$25,670	$57,211

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

Income taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year, due to our uncertainty of realizing a benefit from those items. As of December 31, 2025, we had federal and state net operating loss (“NOL”) carryforwards of $85.1 million and $86.9 million, respectively. The federal NOL’s are indefinitely lived and state NOL’s begin to expire in 2032.

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have completed a study to assess whether an ownership change occurred or whether there were multiple ownership changes since we became a “loss corporation” as defined in Section 382. We experienced multiple ownership changes occurring in 2019, 2020, 2023, and 2025. The ownership changes have and will continue to subject our pre-ownership change NOL carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset taxable income in periods following the ownership changes. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. As a result of the latest ownership change, we are limited to an $0.9 million annual limitation on our ability to utilize our NOL’s and R&D credits recognized prior to October 8, 2025. Due to this limitation, approximately $3.5 million of federal R&D tax credits will expire unutilized. As a result, we have reduced our deferred tax assets related to the federal R&D credits which are offset by the corresponding decrease in the valuation allowance.

As of December 31, 2025, we also had federal and state R&D tax credits of $0.1 million and $0.5 million, respectively, which begin to expire in 2043 and 2038, respectively, for federal and state tax purposes.

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

Research and Development Expenses

As part of the process of preparing consolidated financial statements, we are required to account for research and development expenses. This process involves communicating with our applicable personnel and service providers to identify services that have been performed on our behalf and the level of service performed and the associated cost incurred for the service. The majority of our service providers invoice us monthly for services performed. Examples of research and development expenses include:

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

Digital Assets

We hold digital assets in the form of Zcash with Gemini, a third-party custodian (“Gemini”). The contractual arrangement represents our enforceable contractual right to receive digital assets from the custodian on demand and is accounted for as a hybrid instrument under ASC 815, Derivatives and Hedging (“ASC 815”). The host contract represents a non-interest bearing receivable collectible on demand and is recorded at the transaction price, representing the fair value of the digital assets at the time of acquisition.

The hybrid instrument contains an embedded derivative that is required to be bifurcated because the embedded exposure to changes in the fair value of the underlying digital assets is not clearly and closely related to the economic characteristics of the host receivable. The embedded derivative is subsequently measured at the fair value each reporting period, with changes in fair value recorded as an unrealized gain (loss) on change in fair value of embedded derivative in the Consolidated Statement of Operations.

The embedded derivative component is measured at fair value at each reporting date, using observable prices in the principal market in accordance with ASC 815-15 and ASC 820, Fair Value Measurement (“ASC 820”). Where quoted prices are directly available in active markets, the embedded derivatives are classified as Level 1 within the fair value hierarchy; if observable market prices are not available, we would utilize other relevant inputs and valuation techniques, which may result in Level 2 or Level 3 classification.

We have exercised judgment in determining the principal market, fair value hierarchy, and bifurcation of embedded derivatives. There is diversity in industry practice regarding the measurement and recognition of digital assets. We continually evaluate the principal market and the reliability of inputs to ensure that fair value measurements reflect current market conditions.

Stock-Based Compensation

We have issued stock options to purchase our common stock and restricted stock units (“RSUs”). We account for stock based compensation in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 establishes accounting for stock-based awards exchanged for employee and non-employee services. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service or vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility.

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

We expense the fair value of employee RSUs over the associated employee service period on a straight-line basis. Stock-based compensation expense is determined based on the fair value of the award at the grant date and is adjusted each period to reflect actual forfeitures.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following tables summarize our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change

	(in thousands)
Operating expenses:
Research and development	$25,670	$57,211	$(31,541)
General and administrative	10,870	12,846	(1,976)
Restructuring charges	4,527	—	4,527
Total operating expenses	41,067	70,057	(33,517)
Loss from operations	(41,067)	(70,057)	33,517
Interest income	916	3,129	(2,213)
Interest expense	(24)	—	(24)
Australian research and development incentives	(157)	—	(157)
Change in fair value of embedded derivative	50,404	—	50,404
Foreign currency gain (loss)	5	(42)	47
Income (loss) before income taxes	10,077	(66,970)	77,047
Provision for income taxes	(5,255)	(585)	(4,670)
Net income (loss)	4,822	(67,555)	72,377
Dividend attributable to down round feature of warrants	—	(234)	234
Net income (loss) attributable to common stockholders	$4,822	$(67,789)	$72,611

Research and Development Expenses

	Year Ended December 31,		Increase
	2025	2024	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$24,945	$56,748	$(31,803)
TRX518 program	—	9	(9)
FL-301 program	—	31	(31)
FL-302 program	—	76	(76)
FL-501 program	725	347	378
Total research and development expenses	$25,670	$57,211	$(31,541)

Research and development expenses were $25.7 million for the year ended December 31, 2025, compared to $57.2 million for the year ended December 31, 2024. The decrease of $31.5 million in research and development expenses during the year ended December 31, 2025 as compared to the same period in 2024, was primarily due to a decrease of $13.8 million in clinical trial costs and a decrease of $6.8 million in manufacturing costs, due to the completion of our clinical trials during the year ended December 31, 2025. There was also a decrease of $8.4 million in payroll and other related expenses due to a decrease in headcount of our R&D full-time employees due to a reduction in force, a decrease of $1.8 million in stock based compensation expense as there were no stock options granted during the year ended December 31, 2025 to R&D employees and a decrease of $0.7 million in consulting fees related to research and development activities.

General and Administrative Expenses

General and administrative expenses were $10.9 million for the year ended December 31, 2025, compared to $12.8 million for the year ended December 31, 2024. The decrease of $1.9 million in general and administrative expenses during the year ended December 31, 2025 as compared to the same period in 2024, was primarily due to a $2.6 million decrease in payroll and other related expenses due to a decrease in incentive based compensation expense for our general and administrative employees and a decrease in headcount of our general and administrative employees due to a reduction in force. This decrease was partially offset by an increase of $0.6 million in stock based compensation expense due to RSUs granted to general and administrative employees during the year ended December 31, 2025, and an increase of $0.1 million in professional fees.

Interest Income

We recorded interest income of $0.9 million and $3.1 million, respectively, during the years ended December 31, 2025 and 2024. The decrease during the year ended December 31, 2025 as compared to the same period in 2024 was due to a lower average cash and cash equivalents balance.

Australian Research and Development Incentives

During the year ended December 31, 2025, we expensed $0.2 million of previously recognized R&D incentive income related to 2023 eligible R&D expenses, due to a reduction to the amount we expect to be refunded, which we determined in connection with the completion of our Australian tax return for that year. During the year ended December 31, 2024, we did not record any R&D incentive income.

Unrealized Gain on Change in Fair Value of Embedded Derivative

During the year ended December 31, 2025, we recorded a $50.4 million unrealized gain on the change in fair value of embedded derivative.

Foreign Currency Gain (Loss)

We recorded an immaterial amount of foreign currency gains (losses) for the years ended December 31, 2025 and 2024. The change in foreign currency losses is due to the changes in the Australian dollar exchange rate related to activities of the Australian entity.

Liquidity and Capital Resources

Since our inception, we have been engaged in organizational activities, including raising capital, and research and development activities, and in October 2025, we implemented our digital asset treasury strategy. We have not yet achieved profitable operations or generated positive cash flows from operations, and we do not yet have a product that has been approved by the Food and Drug Administration (the “FDA”). There is no assurance that profitable operations from our privacy technology/digital asset treasury strategy or our biotechnology operations, if achieved, could be sustained on a continuing basis. Further, our future operations are dependent on the success of efforts to raise additional capital, the success of our privacy technology/digital asset treasury strategy, our biotechnology research and commercialization efforts, regulatory approval, and, ultimately, the market acceptance of our products.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2025, we had cash and cash equivalents of $14.0 million and ZEC treasury holdings categorized as a digital asset receivable valued at $147.4 million. Additionally, we had an accumulated deficit of $462.5 million at December 31, 2025, and during the year ended December 31, 2025, we incurred net operating losses of $41.1 million. We expect to continue to generate operating losses in the foreseeable future. We believe that our cash and cash equivalents of $14.0 million as of December 31, 2025, will be sufficient to fund our operating expenses for at least the next 12 months from the issuance of this Annual Report on Form 10-K.

In addition, to support our future operations, we will seek additional funding through public or private, equity or debt financings and, for our biotechnology operations, we will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If we do not obtain additional funding or development program cost-sharing, we could be forced to eliminate certain programs, reduce or eliminate discretionary operating expenses, and delay company expansion, which could adversely affect our business prospects. The inability to obtain funding, as and when needed, could have a negative impact on our financial condition and our ability to pursue our business strategies.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2025	2024

	(in thousands)
Cash used in operating activities	$(43,902)	$(60,299)
Cash used in investing activities	(97,000)	—
Cash provided by financing activities	107,649	37,184
Effect of exchange rate changes on cash and cash equivalents	39	(279)
Net decrease in cash and cash equivalents	$(33,214)	$(23,394)

Operating activities.

Net cash used in operating activities for the year ended December 31, 2025 was primarily related to a noncash unrealized gain on the change in fair value of embedded derivative of $50.4 million, and changes in working capital, including a decrease of $10.4 million in accounts payable and accrued expenses and a $0.2 million decrease in lease liabilities. These changes were partially offset by net income of $4.8 million, and changes in working capital, including a decrease in research and development incentive receivable of $0.1 million, a decrease of $0.1 million in other assets and a decrease of $0.1 million in prepaid expense and other assets. There was also noncash stock-based compensation expense of $4.9 million, a change in deferred income taxes of $5.1 million and change in a right-of-use asset of $0.2 million.

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

Investing Activities.

Net cash used in investing activities for the year ended December 31, 2025 was related to cash used to purchase ZEC. There were no investing activities during the year ended December 31, 2024.

Financing Activities.

Net cash provided by financing activities during the year ended December 31, 2025, consisted of $57.2 million in net proceeds from the October 2025 Private Placement and $51.5 million in net proceeds through issuance of common stock through ATM sales, partially offset by payment of $0.6 million of deferred offering costs and $0.4 million of principal payments of insurance financing.

Net cash used in financing activities for the year ended December 31, 2024 consisted of $40.0 million in gross proceeds from the April 2024 Private Placement and $0.1 million of proceeds upon the exercise of stock options and warrants, partially offset by $2.9 million of offering costs paid.

Capital Requirements

We expect our expenses to increase substantially in connection with our ongoing activities.

Our expenses will also increase as we:

●	pursue our privacy technology and digital asset treasury strategy;
●	pursue the development of our most advanced product candidate, sirexatamab, and our preclinical product candidate, FL-501; and

●	expand our operational, financial and management systems and increase personnel, including personnel to support our digital asset treasury, privacy technology, and development efforts and our operations as a public company.

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

On July 1, 2025 we entered into a Fifth Amendment to Lease (“Fifth Amendment”) with Landlord, extending the 47 Thorndike Street Lease as a tenancy-at will (as amended, the “Lease”). The term of the Lease expires on the last day of any month identified by notice by the Company or Landlord to the other, not less than sixty (60) days in advance. As of December 31, 2025, the monthly base rent is $19,168.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in the price of ZEC, interest rates, and foreign exchange rates.

ZEC Price Risk

We are exposed to risk in the price of ZEC, a digital asset that is a material portion of the assets on our balance sheet. The price of ZEC has been subject to dramatic price fluctuations and is highly volatile. In the twelve months ended December 31, 2025, ZEC has traded between approximately $26.14 and $736.51. Any increase or decrease in the fair value of ZEC will require us to recognize unrealized gains or losses, which could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our securities. As ZEC will constitute a substantial part of our balance sheet, if we are unable to generate revenue or secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell ZEC to satisfy these obligations. Any such sale of ZEC may have a material adverse effect on our operating results, financial condition and future prospects, and could impair our ability to secure additional equity or debt financing in the future.

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

As of December 31, 2025, our management, with the participation of our Chief Executive Officer, who is also serving as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of the identified material weakness described below, our principal executive officer and principal financial and accounting officer has concluded based upon the evaluation described above that, as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, including the existence of the material weakness discussed herein, our management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective based on those criteria.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our first quarter of activity in implementing our new digital asset treasury strategy during the three months ended December 31, 2025, management identified a material weakness in our internal control over financial reporting relating to our failure to maintain effective controls over the accounting for certain complex and unusual transactions. Specifically, the material weakness relates to the operating effectiveness of controls that had been designed and implemented to account for complex and unusual transactions.

We engage external accounting and tax experts to assist with these complex matters. Although our internal controls were sufficiently designed and implemented for complex and unusual transactions, they did not operate effectively.

This control deficiency resulted in errors which were not detected by management’s existing controls. This material weakness did not result in any material misstatements to our consolidated financial statements or any changes to previously filed financial statements.

Remediation Efforts

To remediate this material weakness, our management, under the oversight of the Audit Committee of the Board, has begun and will continue to implement the following remediation plans:

1.	Enhanced Oversight: Management is developing and adopting formal procedures to verify the inputs, assumptions, and methodologies used by external specialists with regard to future complex and unusual transactions.
2.	Training: Management is providing for specialized training to our existing finance staff regarding the oversight of third-party service providers and specialists regarding any future complex and unusual transactions.

Attestation Report on Internal Control Over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as a smaller reporting company and non-accelerated filer.

Changes in Internal Control Over Financial Reporting

In connection with the October 2025 Private Placement and our initiation of a digital asset treasury strategy, we implemented digital asset treasury processes and controls during the quarter ended December 31, 2025. There were no other changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2025 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

The remaining information required by this Item is set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item is set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025, and is incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

3.2

Certificate of Designation of Special Voting Stock of Leap Therapeutics, Inc. filed with the Secretary of State of the State of Delaware on [January 7, 2020] (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 7, 2020).

3.3

Certificate of Designation of Preferences, Rights and Limitations of Series X Non-Voting Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on January 17, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 23, 2023).

3.4

Certificate of Amendment to the Certificate of Designation of Special Voting Stock of Leap Therapeutics, Inc. filed with the Secretary of State of the State of Delaware on March 16, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8 - K filed on March 16, 2023).

3.5

Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Leap Therapeutics, Inc. dated June 20, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, as filed on November 13, 2023).

3.6

Certificate of Elimination of the Series X Non - Voting Convertible Preferred Stock of Leap Therapeutics, Inc. dated August 29, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10 - Q for the quarter ended September 30, 2023, as filed on November 13, 2023).

3.7

Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Cypherpunk Technologies Inc. (f/k/a Leap Therapeutics, Inc.) dated November 12, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, as filed on November 12, 2025).

3.8

Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Cypherpunk Technologies Inc. dated December 15, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2025).

3.9

Amended and Restated Bylaws of Cypherpunk Technologies Inc. (effective as of November 12, 2025) (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, as filed on November 12, 2025).

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

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on April 11, 2024).
4.6	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on October 9, 2025).
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on October 9, 2025).
4.8

Waiver and Modification Agreement, dated November 19, 2025, by and between Cypherpunk Technologies Inc. and Winklevoss Treasury Investments, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on November 20, 2025).

4.9*	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1#

Exclusive Option and License Agreement dated as of January 3, 2020, by and between the Company and BeiGene, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed on May 14, 2020).

10.2#

License Agreement, between Eli Lilly and Company and Dekkun Corporation, effective as of January 3, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form S-4, as filed on September 26, 2016).

10.3

Royalty Agreement, between Leap Therapeutics, Inc. and Leap Shareholder Royalty Vehicle, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on January 26, 2017).

10.4

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

10.6

Securities Purchase Agreement, dated January 3, 2020, by and among the Company and the institutional investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on January 7, 2020).

10.7

Registration Rights Agreement dated as of January 3, 2020, by and between the Company and the persons listed on the attached Schedule A thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed on January 7, 2020).

10.8

Registration Rights Agreement dated as of January 3, 2020, by and between the Company and the persons listed on the attached Schedule A thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed on January 7, 2020).

10.9	Form of Indemnification Agreement (filed as Exhibit 10.10 to Amendment No. 1 to the Registrant’s registration statement on Form S-4, as filed on November 2, 2016).
10.10˄	Macrocure 2013 Share Incentive Plan (filed as Exhibit 10.4 to the Company’s registration statement on Form S-8, as filed on January 27, 2017).
10.11˄	Amendment No. 1 to Macrocure 2013 Share Incentive Plan (filed as Exhibit 10.5 to the Company’s registration statement on Form S-8, as filed on January 27, 2017).
10.12˄	Summary Translation of Macrocure 2008 Stock Option Plan stockholders (filed as Exhibit 10.3 to the Registrant’s registration statement on Form S-8, as filed on January 27, 2017).
10.13˄

Employment Agreement, by and between the Company and Douglas E. Onsi, dated as of April 10, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, as filed on April 15, 2020).

10.14˄

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

10.17˄

Employment Agreement, by and between the Company and John Mark O’ Mahony, dated as of April 10, 2020 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed on March 12, 2021).

10.18˄	Amended and Restated 2012 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8, as filed on January 27, 2017).
10.19˄

Form of Stock Option Grant Notice and Stock Option Agreement under the Registrant’s Amended and Restated 2012 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed on March 31, 2017).

10.20˄	2016 Equity Incentive Plan of Leap Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-8, as filed on January 27, 2017).
10.21˄

Form of Stock Option Grant Notice and Stock Option Agreement under Leap’s 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-4, as filed on November 2, 2016).

10.22˄	First Amendment to the 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8, as filed on June 11, 2019).
10.23

Lease, dated November 13, 2018, by and between the Company and Bulfinch Square Limited Partnership (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, as filed on November 19, 2018).

10.24

First Amendment to Lease by and between Bulfinch Square Limited Partnership and Leap Therapeutics, Inc., dated as of August 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed on November 12, 2021).

10.25

Second Amendment to Lease by and between Bulfinch Square Limited Partnership and Leap Therapeutics, Inc. dated as of October 1, 2021 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed on March 24, 2023).

10.26

Third Amendment to Lease by and between Bulfinch Square Limited Partnership and Leap Therapeutics, Inc. dated as of May 16, 2022 (incorporated by reference to Exhibit 10.1 to the Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed on August 12, 2022).

10.27

Fourth Amendment to Lease by and between Bulfinch Square Limited Partnership and Leap Therapeutics, Inc. dated as of January 3, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.28

Fifth Amendment to Lease by and between Bulfinch Square Limited Partnership and Leap Therapeutics, Inc. dated as of July 1, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).

10.29

Registration Rights Agreement, dated January 17, 2023, by and among the Company and the Holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2023).

10.30˄	Leap Therapeutics, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8, as filed on August 17, 2022).
10.31˄

Amendment No. 1 to Leap Therapeutics, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed on March 18, 2024)

10.32	Continuing Clinical Collaboration Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 - K, filed with the SEC on March 16, 2023.
10.33˄

Second Amendment to Executive Employment Agreement, by and between the Company and Dr. Cynthia Sirard, dated April 3, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 - K, filed with the SEC on April 7, 2023).

10.34#

Collaboration Agreement, dated August 10, 2020, by and between Adimab, LLC and Flame Biosciences, Inc. (incorporated by reference to Exhibit 10.2 to the Company Quarterly Report on Form 10 - Q for the quarter ended March 31, 2023).

10.35˄

Second Amendment to Executive Employment Agreement, dated April 3, 2023, by and between the Company and John Mark O’Mahony (incorporated by reference to Exhibit 10.5 to the Company Quarterly Report on Form 10 - Q for the quarter ended March 31, 2023).

10.36˄

Executive Employment Agreement, by and between the Company and Jason S. Baum. (incorporated by reference to Exhibit 10.6 to the Company Quarterly Report on Form 10 - Q for the quarter ended March 31, 2023).

10.37˄

First Amendment to Executive Employment Agreement, dated April 3, 2023, by and between the Company and Jason S. Baum. (incorporated by reference to Exhibit 10.7 to the Company Quarterly Report on Form 10 - Q for the quarter ended March 31, 2023).

10.38

Form of Securities Purchase Agreement by and among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 - K as filed on April 11, 2024).

10.39

First Amended and Restated Collaboration Agreement, dated April 2, 2024, by and between Adimab, LLC and Leap Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

10.40	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on October 9, 2025).
10.41	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed on October 9, 2025).
10.42	Lead Investor Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed on October 9, 2025).
10.43

Consulting Agreement, dated November 11, 2025, by and between the Company and CoinXit Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on November 12, 2025).

10.44˄

Restricted Stock Unit Grant Agreement, dated December 23, 2025, by and between the Company and CoinXit Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on December 30, 2025).

10.45˄

Executive Employment Agreement, dated November 11, 2025, by and between the Company and William McEvoy (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed on November 12, 2025).

10.46˄

Form of Director Restricted Stock Unit Agreement pursuant to the 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed on November 12, 2025).

10.47˄

Form of Director Restricted Stock Unit Agreement pursuant to the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed on November 12, 2025).

10.48˄

Form of Employee Restricted Stock Unit Agreement pursuant to the 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed on November 12, 2025).

10.49˄

Form of Employee Restricted Stock Unit Agreement pursuant to the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K as filed on November 12, 2025).

10.50˄	2025 Cypherpunk Technologies Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on December 16, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed on March 26, 2025)
21.1*	Subsidiaries of Cypherpunk Technologies Inc.
23.1*	Consent of EisnerAmper LLP related to Cypherpunk Technologies Inc. financial statements.
31.1*	Certification of Principal Executive and Principal Financial Officer Required Under Rule 13a- 14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*+	Principal Executive and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1

Leap Therapeutics, Inc. Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed on March 18, 2024)

101*

The following materials from Cypherpunk Technologies Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2025 and 2024, (ii) Consolidated Statements of Operations for the year ended December 31, 2025 and December 31, 2024, (iii) Consolidated Statements of Shareholders’ Equity at December 31, 2025 and December 31, 2024 (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2025 and December 31, 2024, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

March 16, 2026
	By:	/s/ DOUGLAS E. ONSI
Name: Douglas E. Onsi
Title: President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

Chief Executive Officer, President, Chief
/s/ DOUGLAS E. ONSI	Financial Officer and Director (Principal	March 16, 2026
Douglas E. Onsi	Executive Officer and Principal Financial Officer)

/s/ KHING OEI	Chairman of the Board of Directors	March 16, 2026
Khing Oei

/s/ JAMES CAVANAUGH	Director	March 16, 2026
James Cavanaugh

	Director	March 16, 2026
Thomas Dietz

/s/ WILLIAM LI	Director	March 16, 2026
William Li

/s/ JOSEPH LOSCALZO	Director	March 16, 2026
Joseph Loscalzo

/s/ PATRICIA MARTIN	Director	March 16, 2026
Patricia Martin

/s/ NISSIM MASHIACH	Director	March 16, 2026
Nissim Mashiach

/s/ CHRISTIAN RICHARD	Director	March 16, 2026
Christian Richard

/s/ RICHARD L. SCHILSKY	Director	March 16, 2026
Richard L Schilsky

/s/ CHRISTOPHER K. MIRABELLI	Director	March 16, 2026
Christopher K. Mirabelli

/s/ WILLIAM MCEVOY	Director	March 16, 2026
William McEvoy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cypherpunk Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cypherpunk Technologies Inc. (formerly Leap Therapeutics, Inc.) and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Control and Accounting for Digital Assets Held by a Custodian

As discussed in Note 2 – Digital Assets Receivable to the consolidated financial statements, as of December 31, 2025, the Company held a material balance of digital assets acquired as part of a newly implemented digital asset treasury strategy. These digital assets are held by a third-party custodian, which is a related party of the Company. Management exercised significant judgment in determining whether the Company controls the digital assets for financial reporting purposes and the appropriate accounting and presentation through evaluating the terms of the custodial agreement, assessing the Company’s contractual rights to the assets, and interpreting and applying the authoritative accounting guidance and the impact of the assets being held in commingled or omnibus wallets.

We identified the assessment of control over the digital assets and the appropriate accounting and presentation as a critical audit matter because it involved complex judgment, significant management assumptions and extensive audit effort and because the conclusions directly affect the recognition, presentation and disclosure of a material balance in the consolidated financial statements.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our audit procedures related to this matter included:

●	Obtaining an understanding of and evaluating the design and implementation of controls over the digital assets process for accounting purposes.
●	Evaluating management’s application of authoritative accounting guidance, including considerations regarding control of the digital assets and contemplation of the related-party nature of the custodial arrangement in accordance with U.S. GAAP.
●	Inspecting the custodial agreement to assess the Company’s contractual rights, including its ability to transfer, withdraw or otherwise direct the use of the digital assets.
●	Assessing whether any contractual restrictions or protective rights held by the custodian substantively limit the Company’s control over the digital assets.
●	Obtaining direct confirmation from the custodian regarding, ownership attribution and the Company’s rights to the assets held.
●	Evaluating the implications of the assets being held in commingled or omnibus wallets, including reviewing the custodian’s SOC1 Type II report to understand relevant controls over customer account balances.
●	Assessing the adequacy of the Company’s financial statement disclosures related to digital assets, custodial arrangements and related-party relationships.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 16, 2026

CYPHERPUNK TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$14,035	$47,249
Digital assets receivable	147,404	—
Research and development incentive receivable	602	704
Prepaid expenses and other current assets	40	86
Total current assets	162,081	48,039

Right of use assets, net	38	262
Deferred costs	401	—
Deposits	662	823
Total assets	$163,182	$49,124
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,981	$4,743
Accrued expenses	2,067	8,536
Income tax payable	472	531
Lease liability	38	266
Total current liabilities	4,558	14,076

Non-current liabilities:
Deferred tax liability	5,118	—
Total liabilities	9,676	14,076

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock, $0.001 par value; 490,000,000 and 240,000,000 shares authorized; 83,851,051 and 38,329,894 shares issued and outstanding as of December 31, 2025 and 2024, respectively	84	38
Stock subscription receivable	(150)	—
Additional paid-in capital	616,216	502,501
Accumulated other comprehensive loss	(95)	(120)
Accumulated deficit	(462,549)	(467,371)
Total stockholders’ equity	153,506	35,048
Total liabilities and stockholders’ equity	$163,182	$49,124

See notes to consolidated financial statements

CYPHERPUNK TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$25,670	$57,211
General and administrative	10,870	12,846
Restructuring charges	4,527	—
Total operating expenses	41,067	70,057
Loss from operations	(41,067)	(70,057)
Interest income	916	3,129
Interest expense	(24)	—
Australian research and development incentives	(157)	—
Change in fair value of embedded derivative	50,404	—
Foreign currency gain (loss)	5	(42)
Income (loss) before income taxes	10,077	(66,970)
Provision for income taxes	(5,255)	(585)
Net income (loss)	4,822	(67,555)
Dividend attributable to down round feature of warrants	—	(234)
Net income (loss) attributable to common stockholders	$4,822	$(67,789)

Net income (loss) per share
Basic	$0.07	$(1.81)
Diluted	$0.07	$(1.81)

Weighted average common shares outstanding
Basic	66,140,346	37,550,677
Diluted	70,672,358	37,550,677

See notes to consolidated financial statements

CYPHERPUNK TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2025	2024
Net income (loss)	$4,822	$(67,555)
Other comprehensive income (loss):
Foreign currency translation adjustments	25	(226)
Comprehensive income (loss)	$4,847	$(67,781)

See notes to consolidated financial statements

CYPHERPUNK TECHNOLOGIES INC. AND SUBSIDIARIES

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

See notes to consolidated financial statements

CYPHERPUNK TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2025

(In thousands, except share amounts)

y					Accumulated
			Stock	Additional	Other		Total
	Common Stock		Subscription	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Loss	Deficit	Equity
Balances at December 31, 2024	38,329,894	$38	$—	$502,501	$(120)	$(467,371)	$35,048

October 2025 Private Placement (net of issuance costs of $1,718)	15,212,311	15	—	57,155	—	—	57,170
Issuance of common stock through ATM sales	27,151,211	27	—	51,791	—	—	51,818
ATM issuance costs	—	—	—	(143)	—	—	(143)
Issuance of common stock upon exercise of stock options	6,667	—	—	16	—	—	16
Issuance of common stock upon exercise of prefunded warrants	2,921,041	3	—	(3)	—	—	—
Issuance of common stock upon vesting of restricted stock units	229,927	1	—	—	—	—	1
Stock subscription receivable from the issuance of common stock through ATM sales	—	—	(150)	—	—	—	(150)
Foreign currency translation adjustment	—	—	—	—	25	—	25
Stock-based compensation	—	—	—	4,899	—	—	4,899
Net income	—	—	—	—	—	4,822	4,822
Balances at December 31, 2025	83,851,051	$84	$(150)	$616,216	$(95)	$(462,549)	$153,506

See notes to consolidated financial statements

CYPHERPUNK TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$4,822	$(67,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	5
Non-cash operating lease expense	224	415
Deferred income taxes	5,118	—
Stock-based compensation expense	4,899	5,504
Change in fair value of embedded derivative	(50,404)	—
Foreign currency (gain) loss	(5)	42
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,019	100
Research and development incentive receivable	149	—
Accounts payable and accrued expenses	(10,421)	902
Income tax payable	(95)	562
Lease liability	(228)	(417)
Other assets	1,020	143
Net cash used in operating activities	(43,902)	(60,299)

Cash flows from investing activities:
Purchases of digital assets	(97,000)	—
Net cash used in investing activities	(97,000)	—

Cash flows from financing activities:
Proceeds from October 2025 Private Placement, net of issuance costs	57,170	—
Proceeds through issuance of common stock through ATM sales, net of fees	51,525	—
Proceeds from April 2024 Private Placement	—	39,999
Payment of deferred offering costs	(622)	(2,948)
Priciple payments of insurance financing	(440)	—
Proceeds from the exercise of warrants	—	41
Proceeds from the exercise of stock options	16	92
Net cash provided by financing activities	107,649	37,184
Effect of exchange rate changes on cash and cash equivalents	39	(279)
Net decrease in cash and cash equivalents	(33,214)	(23,394)
Cash and cash equivalents at beginning of year	47,249	70,643
Cash and cash equivalents at end of year	$14,035	$47,249

Supplemental disclosure of non-cash financing activities:
Remeasurement of right-of-use asset and lease liability	$—	$420
Dividend attributable to the down round feature of 2017 Warrants	$—	$234
Prepayment of insurance through third-party financing	$440	$—
Deferred offering costs included in accounts payable	$638	$—
Issuance of common stock in exchange for stock subscription receivable	$150	$—

See notes to consolidated financial statements

CYPHERPUNK TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1. Nature of Business, Basis of Presentation and Liquidity

Nature of Business

Cypherpunk Technologies Inc. (formerly Leap Therapeutics, Inc.) (“the Company”) was incorporated in the state of Delaware on January 3, 2011. Wholly owned subsidiaries of the Company as of December 31, 2025 include HealthCare Pharmaceuticals Pty Ltd. (“HCP Australia”), Leap Securities Corp., Flame Biosciences LLC and Leap Therapeutics, Inc.

Historically, the Company has been a biopharmaceutical company developing biomarker-targeted antibody therapies designed to treat patients with cancer. The Company’s clinical stage program is sirexatamab (DKN-01), a monoclonal antibody that inhibits Dickkopf-related protein 1, or DKK1. The Company also has a preclinical antibody program, FL-501, that is designed to treat cachexia-related indications.

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

In October 2025, the Company announced a $58,888 private placement, led by Winklevoss Capital, and the intent to initiate a digital asset treasury strategy. Immediately following the Closing Date, the Company initiated a strategy to deploy a portion of its capital raised that is not required to provide working capital for its ongoing operations to accumulate digital assets, focused on Zcash. Zcash is a protocol and blockchain network of connected devices all over the world, working together to validate transactions and maintain the Zcash ledger. ZEC is the monetary unit, or coin, of Zcash. Zcash allows for greater privacy, providing users with options for fully shielded transactions in which the sender, recipient, and amount are encrypted.

On November 12, 2025, the Company changed its name from “Leap Therapeutics, Inc.” to “Cypherpunk Technologies Inc.” and changed its trading symbol from “LPTX” to “CYPH”. The Company was renamed to Cypherpunk Technologies Inc. to reflect the strategic focus on acquiring ZEC, participating in the development of Zcash, and the values of privacy and liberty. The Company’s ongoing research and development operations is being conducted under a new wholly-owned subsidiary named “Leap Therapeutics, Inc.”, which was incorporated in November 2025.

Basis of Presentation

The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Liquidity

Since inception, the Company has been engaged in organizational activities, including raising capital, and research and development activities, and in October 2025, the Company implemented its digital asset treasury strategy. The Company has not yet achieved profitable operations, nor has it ever generated positive cash flows from operations, and the Company does not have a product that has been approved by the Food and Drug Administration (the “FDA”). There is no assurance that profitable operations from the Company’s privacy technology/digital asset treasury strategy or biotechnology research and development operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, the success of the privacy technology/digital asset treasury strategy, its biotechnology research and commercialization efforts, regulatory approval, and, ultimately, the market acceptance of the Company’s products.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2025, the Company had cash and cash equivalents of $14,035. Additionally, the Company had an accumulated deficit of $462,549 at December 31, 2025, and during the year ended December 31, 2025, the Company incurred net operating losses of $41,067. The Company expects to continue to generate operating losses for the foreseeable future.

The Company believes that its cash and cash equivalents of $14,035 as of December 31, 2025 will be sufficient to fund its operating expenses for at least 12 months from the issuance of these financial statements.

In addition, to support its future operations and recently announced digital asset treasury strategy, the Company will likely seek additional funding through public or private equity financings or government programs, and, for its biotechnology operations, will likely seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. The inability to obtain funding, as and when needed, could have a negative impact on the Company’s financial condition and ability to pursue its business strategies.

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

Digital Assets Receivable

As part of its digital asset strategy, the Company holds digital assets in the form of Zcash with Gemini Space Sciences LLC, a third-party custodian (“Gemini”). The Company does not control the digital assets for accounting purposes, and the contractual arrangement represents the Company’s enforceable contractual right to receive digital assets from the custodian on demand and is accounted for as a hybrid instrument under ASC 815, Derivatives and Hedging (“ASC 815”). The host contract represents a non-interest bearing receivable collectible on demand and is recorded at the transaction price, representing the fair value of the digital assets at the time of acquisition, and was $97,000 as of December 31, 2025.

The hybrid instrument contains an embedded derivative that is required to be bifurcated because the embedded exposure to changes in the fair value of the underlying digital assets is not clearly and closely related to the economic characteristics of the host receivable. The embedded derivative is subsequently measured at the fair value each reporting period, with changes in fair value recorded as an unrealized gain (loss) on change in fair value of embedded derivative in the Consolidated Statement of Operations. During the year ended December 31, 2025, the Company recorded an unrealized gain on change in fair value of embedded derivative of $50,404.

As digital assets receivable is collectible on demand, it’s classified as a current asset on the Company’s consolidated balance sheet. As of December 31, 2025, the Company had digital assets receivable of $147,404.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia is reimbursed. This percentage was 43.5% for the years ended December 31, 2025 and 2024.

The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of $602 and $704 as of December 31, 2025 and 2024, respectively, in the consolidated balance sheets. The Company did not record any income from Australian research and development incentives during the year ended December 31, 2024. During the year ended December 31, 2025, the Company recorded expense of $157 from Australian research and development incentives.

The following table shows the change in the research and development incentive receivable from January 1, 2024 to December 31, 2025:

Balance at January 1, 2024	$771
Foreign currency translation	(67)
Balance at December 31, 2024	704
Australian research and development incentives	(157)
Foreign currency translation	55
Balance at December 31, 2025	$602

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are held in United States or Australian financial institutions and money market funds. At times, the Company may maintain cash balances in excess of the federally insured amount of $250 per depositor, per insured bank, for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the years ended December 31, 2025 and 2024.

As of December 31, 2025, the Company also had digital assets receivable of $147,404, representing approximately 90% of the Company’s total assets. The Company’s digital assets are maintained with a single third-party, Gemini (see Note 15). These digital assets are recorded as digital assets receivable on the consolidated balance sheet. Because custody is concentrated with a single counterparty, the Company is exposed to credit risk, liquidity risk, operational risk, and counterparty performance risk.

Digital assets held with Gemini are not insured by the Federal Deposit Insurance Corporation (“FDIC”), the Securities Investor Protection Corporation (“SIPC”), or any other governmental insurance program, and recovery of such assets in the event of Gemini’s insolvency or failure may be uncertain. The Company monitors Gemini’s financial condition and operational controls on an ongoing basis; however, there can be no assurance that the Company would be able to recover some or all of its digital assets if Gemini were unable to fulfill its obligations, experiences financial difficulty, or becomes subject to regulatory, cybersecurity, or operational disruptions.

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

The Company recognizes accrued interest and penalties associated with uncertain tax position as part of the income tax provision. There were no uncertain tax positions or income tax related interest and penalties recorded for the years ended December 31, 2025 and 2024. The income tax returns of the Company for the year ended December 31, 2020 and subsequent years are subject to examination by the Internal Revenue Service and other taxing authorities, generally for three years after the return is filed.

Restructuring Charges

On June 23, 2025, the Company’s Board of Directors approved a series of measures to conserve cash and reduce operating costs, including (i) the completion of the DeFianCe clinical trial and the wind-down of the Company’s research and development activities, including the Company’s sirexatamab and FL-501 development programs, and (ii) a reduction in force that impacted approximately 75% of the Company’s workforce. The reduction in force was conducted in two phases (i) first, on June 30, 2025, that impacted the Company’s Chief Operating Officer, Chief Scientific Officer and Chief Manufacturing Officer and (ii) second, on July 31, 2025 that impacted the Chief Medical Officer of the Company. As a result of this workforce reduction, during the year ended December 31, 2025, the Company incurred $4,527 of charges recorded within restructuring charges in the consolidated statements of operations. The Company does not expect to incur any further material charges related to this workforce reduction. The charges consist primarily of one-time employee severance and benefit costs and stock-based compensation expense related to acceleration of vesting. As of December 31, 2025, $1,461 is accrued within accrued expenses for employee severance benefits.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not record any impairment losses on long-lived assets during 2025 and 2024.

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

As of December 31, 2025, there was $401 of deferred offering costs. The Company did not have any deferred costs as of December 31, 2024.

Deposits

Deposits as of December 31, 2025 and 2024 included $662 and $823, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized.

Warrants

The Company will recognize on a prospective basis the value of the effect of the down round feature in the warrants to purchase shares of common stock that were issued in a private placement in November 2017 (the “2017 Warrants”) when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic EPS calculation. In connection with the private placement of common stock and prefunded warrants completed in April 2024 (the “April 2024 Private Placement”), when the 2017 Warrants were repriced from $10.55 to $2.82 as a result of a down round, the Company recorded a dividend of $234 during the year ended December 31, 2024. The 2017 Warrants expired in November 2024.

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

During the years presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2025 and 2024.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
December 31, 2025
Assets:
Cash equivalents	$10,777	$10,777	$—	$—
Digital assets receivable	$147,404	$147,404	$—
Total assets	$158,181	$158,181	$—	$—

December 31, 2024
Assets:
Cash equivalents	$23,299	$23,299	$—	$—
Total assets	$23,299	$23,299	$—	$—

Cash equivalents of $10,777 and $23,299 as of December 31, 2025 and 2024, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

The fair value of the embedded derivative associated with Digital assets receivable is measured using the ask (best sell price) as of 11.00 p.m. Eastern Standard Time on the last day of the reporting period for Zcash in active markets in which the Company transacts. As the Digital assets receivable is collectible on demand, its fair value is directly based on observable market prices for the underlying digital asset without adjustment for credit risk, duration, or other entity-specific assumptions. Accordingly, the embedded derivative is classified within Level 1 of the fair value hierarchy under ASC 820, as its fair value is determined using quoted prices for identical assets in active markets.

The carrying value of the research and development incentive receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. All leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize leases on the balance sheet with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. The Company has determined that the rate implicit in the lease is not determinable and the Company does not have borrowings with similar terms and collateral. Therefore, the Company considered a variety of factors, including observable debt yields from comparable companies and the volatility in the debt market for securities with similar terms, in determining that 8% was reasonable to use as the incremental borrowing rate for purposes of the calculation of lease liabilities.

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

Segment Information

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, the Company’s CODM uses consolidated net income (loss) to measure segment income (loss), allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (research and development and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income (loss) are interest income and foreign currency gain (loss), which are reflected in the consolidated statements of operations and comprehensive income (loss).

Patent Costs

All patent related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-Based Compensation

The Company measures stock options and restricted stock units (“RSUs”) granted to employees, consultants and nonemployees based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock options and RSUs with only service-based vesting conditions and records the expense for these awards using the straight-line method.

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

The Company expenses the grant date fair value of employee RSUs over the associated employee service period on a straight-line basis. Stock-based compensation expense is determined based on the fair value of the award at the grant date and is adjusted each period to reflect actual forfeitures.

Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and warrants.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, will be effective for annual reporting periods beginning after December 15, 2026 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60), which requires certain crypto assets to be measured at fair value with changes recognized in net income and mandates additional disclosures. The Company adopted ASU 2023-08 effective January 1, 2025, but it had no impact on the financial statements during the year ended December 31, 2025.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods or may apply the amendments retrospectively by providing the revised disclosures for all period presented. As of January 1, 2025, the Company adopted this new ASU, and it only impacts the Company’s income tax disclosures (see Note 11) with no impact to its operations, cash flows, or financial condition.

3. Digital Assets Receivable

As part of its digital asset treasury strategy, the Company acquired 290,062.67 ZEC tokens at a weighted average cost of $334.41 per token, for an aggregate purchase price of $97,000 during the year ended December 31, 2025. The acquired digital assets are held with Gemini, a third-party exchange and custodian, and the arrangement is accounted for as a hybrid instrument consisting of (i) a host contract representing the right to receive digital assets on demand, and (ii) an embedded derivative indexed to changes in the fair value of the underlying digital assets.

Digital assets receivable is initially recorded at the transaction price and the embedded derivative is subsequently measured at the fair value of the underlying digital assets to be received. Changes in fair value of the embedded derivative are recognized as unrealized gains (losses) on the change in fair value of embedded derivative in the consolidated statement of operations. The carrying value of the host contract and the embedded derivative as of December 31, 2025, was $97,000, and $50,404, respectively, which are presented together as digital assets receivable on the accompanying consolidated balance sheet.

The balance of digital assets receivable was $147,404 as of December 31, 2025. The Company recorded an unrealized gain on embedded derivative of $50,404 during the year ended December 31, 2025.

4. Stock Subscription Receivable

During the year ended December 31, 2025, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $200,000 from time to time to or through Cantor, acting as principal and/or sales agent. See Note 9.

In connection with the Sales Agreement, the Company issued 122,000 shares of its common stock on December 31, 2025, for net proceeds of $150. As the Company did not receive the proceeds until January 2026, it recorded a stock subscription receivable of $150 in its consolidated balance sheet as of December 31, 2025.

5. Property and equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2025	2024
Computer office equipment	$51	$51
Leasehold improvements	69	69
Lab equipment	76	76
Furniture and fixtures	30	30
	226	226
Less: accumulated depreciation	(226)	(221)
Property and equipment, net	$—	$5

Depreciation expense was $5 for the year ended December 31, 2024. The Company did not record depreciation expense during the year ended December 31, 2025.

6. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2025	2024
Clinical trials	$98	$4,798
Professional fees	203	274
Payroll and related expenses	305	3,464
Severance	1,461	—
Accrued expenses	$2,067	$8,536

7. Leases

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

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the lease term. The Company has an existing net lease in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. During the year ended December 31, 2024, the Company extended the term of its operating lease to July 31,2025 and recorded an additional right-of-use asset and lease liability of $420 and during the year ended December 31, 2025, the Company extended the term of its operating lease as a tenancy-at-will, with the term expiring on the later of August 31, 2025 or the last day of any month identified by notice by the Company or Landlord to the other, not less than sixty (60) days in advance, and recorded an additional right of-of-use asset and lease liability of $38. As of December 31, 2025, a right-of-use asset of $38 and lease liability of $38 are reflected on the consolidated balance sheet. The Company recorded rent expense of $372 and $461, respectively, during the years ended December 31, 2025 and 2024. Cash paid for amounts included in the measurement of lease liabilities was $349 and $463, respectively, during the years ended December 31, 2025 and 2024.

Future lease payments under non-cancelable operating leases as of December 31, 2025 are $38.

8. Warrants

As of December 31, 2025, outstanding warrants to purchase common stock, all of which are classified as equity warrants, consisted of the following:

December 31, 2025
	Number of Common Shares
Description	Issuable	Exercise Price	Expiration Date
January 23, 2017 Warrants	5,450	$0.10	Upon M&A Event
2019 Warrants	690,813	$19.50	February 2026
March 2020 Coverage Warrants	1,921,854	$21.10	Jan - March 2027
October 2025 Pre-funded Warrants	80,768,504	$0.001	No Expiry
October 2025 Common Warrants	75,985,605	$0.5335	October 2032
	159,372,226

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

March 2020 Pre-funded Warrants

During the year ended December 31, 2025, 824,718 March 2020 Pre-funded Warrants were cashless exercised, resulting in the issuance of 809,558 common shares of the Company’s common stock.

September 2021 Pre-funded Warrants

During the year ended December 31, 2025, 591,603 September 2021 Pre-funded warrants were cashless exercised, resulting in the issuance of 590,424 common shares of the Company’s common stock.

April 2024 Pre-funded Warrants

During the year ended December 31, 2025, 1,523,404 April 2024 Pre-funded Warrants were cashless exercised, resulting in the issuance of 1,521,059 common shares of the Company’s common stock.

January 2023 Common Stock Warrants

In January 2023, pursuant to the Flame Merger, the warrants held by the Flame Warrant Holders became exercisable for 6,530 shares of the Company’s common stock (the “January 2023 Common Stock Warrants”). The January 2023 Common Stock Warrants had an exercise price of $6.78 per share and expired in February 2025.

January 2023 Series X Preferred Stock Warrants

In January 2023, pursuant to the Flame Merger, the warrants held by the Flame Warrant Holders also became exercisable for 443 shares of Series X Preferred Stock (the “January 2023 Series X Preferred Stock Warrants”). Following Stockholder Approval, each share of Series X Preferred Stock converted into 100 shares of common stock during the three months ended June 30, 2023. The January 2023 Series X Preferred Stock Warrants had an exercise price of $6.78 per share and expired in February 2025.

October 2025 Pre-funded Warrants

In connection with the October 2025 Private Placement, the Company issued pre-funded warrants (the “October 2025 Pre-Funded Warrants”) to purchase up to an aggregate of 80,768,504 shares of the Company’s common stock. The October 2025 Pre-Funded Warrants have an exercise price of $0.001 per share, each exercisable for one share of the Company’s common stock. The exercise price and the number of shares of Common Stock issuable upon exercise of each pre-funded warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the common stock. The October 2025 Pre-Funded Warrants qualify for equity classification.

October 2025 Common Stock Warrants

In connection with the October 2025 Private Placement, the Company issued common warrants (the “October 2025 Common Warrants”) to purchase up to an aggregate of 75,985,605 shares of Company common stock, each exercisable for one share of common stock at an exercise price of $0.5335 per common warrant share. The October 2025 Common Warrants are exercisable in cash or by means of a cashless exercise. They expire on the tenth anniversary of their date of issuance and qualify for equity classification. The exercise price and the number of shares of common stock issuable upon exercise of each common warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the common stock.

Parcrest International (“Parcrest”) served as the Company’s placement agent in connection with the October 2025 Private Placement. The Company agreed to pay Parcrest $1,500, as follows: (a) $1,000 in cash and (b) October 2025 Common Warrants to purchase up to 4,000,000 shares of the Company’s common stock at an exercise price of $0.5335 per share (the “Placement Agent Warrants”). Parcrest has agreed that it shall not sell, transfer, assign, pledge, or otherwise dispose of any of the Placement Agent Warrants or the warrant shares underlying the Placement Agent Warrants for a period of six months following their issuance date, except with the prior written consent of both the Company and the Lead Investor (as defined below in Note 9).

9. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through December 31, 2025, no dividends have been declared for shares of common stock.

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

Private Placement – October 2025

Securities Purchase Agreement

On October 6, 2025, the Company entered into a Securities Purchase Agreement with Winklevoss Treasury Investments, LLC (“Winklevoss Capital”) as Lead Investor (the “Lead Investor”) and the other investors named therein, for the private placement of (i) 15,212,311 shares of Company common stock, par value $0.001 per share, at an offering price of $0.52064 per share (the “October 2025 Shares”), (ii) pre-funded warrants (the “October 2025 Pre-Funded Warrants”) to purchase up to an aggregate of 80,768,504 shares of the Company’s common stock at an offering price of $0.51964 per Pre-Funded Warrant, each exercisable for one share of common stock at the exercise price of $0.001 per Pre-Funded Warrant Share and (iii) common warrants (the “October 2025 Common Warrants”) to purchase up to an aggregate of 71,985,605 shares of Company common stock, each exercisable for one share of common stock at an exercise price of $0.5335 per common warrant share. The shares of common stock, together with the common warrants, had an aggregate purchase price of $0.61439 per unit, and the pre-funded warrants, together with the common warrants had an aggregate purchase price of $0.61339 per unit. The October 2025 Private Placement closed on October 8, 2025. The aggregate gross proceeds received by the Company from the offering was $58,888 and after fees and offering expenses payable by the Company the net proceeds were $57,170.

Lead Investor Agreement

In connection with the Securities Purchase Agreement, the Company entered into a Lead Investor Agreement, dated October 6, 2025 (the “Lead Investor Agreement”) with Winklevoss Capital to secure its commitment as Lead Investor in the October 2025 Private Placement. Winklevoss Capital beneficially owns 19.9% of the common stock of the Company, excluding certain shares of common stock that may in the future become exercisable under the October 2025 Pre-Funded Warrants and October 2025 Common Warrants. Pursuant to the Lead Investor Agreement, as of the Closing Date, the Board of Directors of the Company (the “Board”) increased the size of the Board to twelve members. On November 11, 2025, the Board appointed each of Mr. Khing Oei and Mr. William McEvoy as a director of the Board, with Mr. Oei appointed as a Class II director and to serve in such capacity until the 2028 annual meeting of stockholders, and with Mr. McEvoy appointed as a Class III director and to serve in such capacity until the 2026 annual meeting of stockholders, or until the earlier of such director’s death, resignation or removal. Mr. Oei was also elected to serve as non-executive Chairman of the Board, effective as of November 11, 2025. Concurrently with Mr. Oei’s appointment, Christopher Mirabelli, PhD, stepped down from his role as Chairman, while remaining a member of the Board.

Issuance of Common Stock under Sales Agreement — November 2025

During the year ended December 31, 2025, the Company entered into a Sales Agreement with Cantor, pursuant to which the Company may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $200,000 from time to time to or through Cantor, acting as principal and/or sales agent.

Subject to the terms and conditions of the Sales Agreement, Cantor will use its commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the Nasdaq Capital Market to sell the Shares pursuant to the Offering from time to time, based upon the Company’s instructions, including any price, time or size limits specified by the Company. The Company has provided Cantor with customary indemnification and contribution rights in favor of Cantor, and Cantor earns a commission of 1.5% of the gross proceeds from each sale of the Shares pursuant to the Sales Agreement.

The Company has no obligation to sell any of the Shares and may at any time suspend offers under the Sales Agreement. The Company and Cantor may each terminate the Sales Agreement at any time upon ten business days prior notice.

During the year ended December 31, 2025, the Company issued 27,151,211 shares of its common stock under the Sales Agreement, for net proceeds of $51,818, net of commissions of $789. Deferred offering costs in connection with the Sales Agreement were $544, of which $143 were amortized during the year ended December 31, 2025.

10. Stock-Based Compensation

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

On December 15, 2025, the Company held a special meeting of stockholders (the “Special Meeting”). The Company’s stockholders voted to approve the adoption of the Company’s 2025 Equity Incentive Plan (the “2025 Plan”) at the Special Meeting, and the 2025 Plan became immediately effective upon such approval. The 2025 Plan, among other matters, provides for a total of 31,454,785 shares of the Company’s common stock, $0.001 par value per share that can be covered by grants, as may be adjusted from time to time on the terms described therein. Also in connection with the Special Meeting, the Company increased it’s authorized shares from 250,000,000 shares to 500,000,000 shares (490,000,000 shares are designated as Common Stock).

As of December 31, 2025, there were 9,344,326 shares available for grant under the Company’s Equity Incentive Plans.

A summary of stock option activity under the Company’s Equity Incentive Plans is as follows:

		Weighted
		Average	Weighted	Aggregate
		Exercise Price	Average Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2023	3,384,366	$13.97	8.40
Granted	3,460,000	$2.57
Exercised	(34,698)	$2.68
Forfeited	(392,924)	$4.98
Outstanding at December 31, 2024	6,416,744	$8.43	8.43
Granted	1,000,000	$1.18
Exercised	(6,667)	$2.40
Forfeited	(3,652,839)	$7.45
Outstanding at December 31, 2025	3,757,238	$7.46	7.28	$—
Options exercisable at December 31, 2025	2,417,888	$10.76	6.01
Options vested and expected to vest at December 31, 2025	3,757,238	$7.46	7.28	$—

The grant date fair value of the options granted during the years ended December 31, 2025 and 2024 was estimated at the date of grant using the Black-Scholes option valuation model. The expected life was estimated using the “simplified” method as defined by the SEC’s Staff Accounting Bulletin 107, Share-Based Payment. The expected volatility was based on the historical volatility of the Company. The risk-free interest rate was based on the continuous rates provided by the U.S.

Treasury with a term approximating the expected life of the option. The expected dividend yield was 0% because the Company does not expect to pay any dividends for the foreseeable future. The Company elected the straight-line attribution method in recognizing the grant date fair value of options issued over the requisite service periods of the awards, which are generally the vesting periods.

The weighted average grant date fair value for the stock options granted during the years ended December 31, 2025 and 2024 was $1.00 and $2.04 per share, respectively.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors during the years ended December 31, 2025 and 2024 were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2025	2024
Expected volatility	103.46%	93.92%
Weighted average risk-free interest rate	3.90%	3.82%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	7.00	6.46

Stock options generally vest over a three or four year period, as determined by the compensation committee of the board of directors at the time of grant. The options expire ten years from the grant date. As of December 31, 2025, there was approximately $1,650 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 1.67 years.

Restricted Stock Units

During the year ended December 31, 2025, the Company granted 20,799,921 RSUs to employees with a weighted average grant date fair value of $0.98 per share. The Company did not grant any RSUs during the year ended December 31, 2024.

The following table presents RSU activity under the Company’s Equity Incentive Plans as of December 31, 2025:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2023	262,500	$19.97
Vested	(27,500)	$25.70
Cancelled	(15,000)	$17.80
Outstanding at December 31, 2024	220,000	$19.40
Vested	(303,000)	$14.21
Granted	20,799,921	$0.98
Cancelled	(2,411,700)	$0.44
Outstanding at December 31, 2025	18,305,221	$1.05

As of December 31, 2025, there were 18,305,221 shares outstanding covered by RSUs that were vested and expected to vest with a weighted average grant date fair value of $1.05 per share and an aggregate grant date fair value of $19,220. As of December 31, 2025, there was approximately $17,610 of unrecognized compensation costs related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 2.77 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and RSUs to employees and non-employees in the consolidated statements of operations during the years ended December 31, 2025 and 2024 as follows:

Stock Based Compensation Expense

	Year Ended
	December 31,
	2025	2024
Research and development	$1,031	$2,855
General and administrative	3,868	2,649
Total	$4,899	$5,504

11. Income Taxes

The provision for income taxes for the year ended December 31, 2025 is due to unrealized gains and losses on investments in the U.S. and based on the results of the Company’s foreign subsidiary in Australia. The provision for income taxes for the year ended December 31, 2024 was based on the results of the Company’s foreign subsidiary in Australia.

Income (loss) before income taxes consisted of the following:

	Year Ended
	December 31,
	2025	2024
U.S.	$9,639	$(69,475)
Foreign	438	2,505
Income (loss) before income taxes	$10,077	$(66,970)

A summary of the Company’s current and deferred expense for income tax is as follows:

	Year Ended
	December 31,
	2025	2024
Current expense:
Federal	$—	$—
State	—	—
Foreign	137	585
Total current expense:	$137	$585
Deferred expense:
Federal	$2,117	$—
State	3,001	—
Foreign	—	—
Total deferred expense	$5,118	$—
Total income tax expense	$5,255	$585

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,		Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Pretax Income (Loss)	$10,077		$(66,970)

US Federal Statutory Tax Rate	2,116	21.0%	(14,064)	21.0%
State taxes, net of federal benefit	3,001	29.8%	—	0.0%
Foreign Tax Effects:
Australia
Other	(3)	0.0%	131	(0.2)%
Change in valuation allowance	11	0.1%	(71)	0.1%
Research and development credits	38	0.4%	—	0.0%
Tax Credits:
Research and development credits	(631)	(6.3)%	(1,558)	2.3%
Change in valuation allowance	638	6.3%	15,358	(22.9)%
Nontaxable or Nondeductible Items:
Other	17	0.2%	409	(0.6)%
Share based compensation	3,124	31.0%	380	(0.6)%
Other Adjustments:
Sec. 382 tax attribute adjustments	(3,056)	(30.4)%	—	0.0%
Total	$5,255	52.1%	$585	(0.9)%

The impact of state and local income taxes, net of federal income tax benefit, relates entirely to the Company’s naked credit, discussed below, and is attributable to Massachusetts.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Federal net operating loss carryforwards	$17,866	$8,865
State net operating loss carryforwards	5,253	2,741
Research and development (R&D) tax credits	579	3,488
Capitalized R&D expenses	32,309	23,554
Start-up costs	9,583	10,386
Stock based compensation	3,962	6,696
Accrued expenses	70	911
License fees	—	505
Other	405	403
Total deferred tax assets before valuation allowance	70,027	57,549
Valuation allowance	(61,559)	(57,549)
Total deferred tax assets after valuation allowance	8,468	—

Deferred tax liabilities:
Unrealized gain on digital asset receivable	(13,586)	—
Total deferred tax liabilities	(13,586)	—

Net deferred tax assets (liabilities)	$(5,118)	$—

The Company’s net deferred tax liability of $5,118 is what is commonly referred to as a “naked credit” or “hanging credit”. A naked credit exists when a Company is subject to a valuation allowance and maintains a deferred tax liability that cannot be considered as a source of future taxable income for valuation allowance purposes, either because its reversal is indefinite in nature or otherwise. The result of a naked credit is a deferred tax liability that remains on the balance sheet. In future years, if the naked credit can be offset by deferred tax assets, the reversal will be recorded as a benefit through the profit and loss statement. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when the “more likely than not” criteria is satisfied. The Company notes that the balance currently recorded is in relation to unrealized gains on the Company’s cryptocurrency investments.

As of December 31, 2025, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $85,074 and $86,922 respectively. The Company’s federal NOL’s can be carried forward indefinitely and the state NOL’s begin to expire in 2032.

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company has completed a study to assess whether an ownership change occurred or whether there had been multiple ownership changes since the Company became a “loss corporation” as defined in Section 382. The Company experienced multiple ownership changes occurring in 2019, 2020, 2023, and 2025. The ownership changes have and will continue to subject the Company’s pre-ownership change NOL carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership changes. In general, the annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The latest ownership change in 2025, results in an annual limitation of $858,217. The Company determined it will not be able to utilize its pre 2025 change federal R&D credits before expiration and consequently, has written these off. As a result, during the year ended December 31, 2025, the Company has reduced its deferred tax assets related to the federal R&D credits which is offset by a corresponding decrease in the valuation allowance.

In addition, As of December 31, 2025, the Company has federal and state R&D tax credits of approximately $145 and $549, respectively, that begin to expire in 2043 and 2038, respectively, for federal and state tax purposes.

As of December 31, 2025 and 2024, the Company has provided a valuation allowance against its net deferred tax assets, as realization of any associated tax benefit in the future is not more likely than not. The valuation allowance increased by $4,010 and decreased by $19,307 during the years ended December 31, 2025 and 2024, respectively.

The One Big Beautiful Bill Act (“OBBBA”) was passed and became effective for the Company during 2025. The legislation includes, among other provisions, permanent full expensing for certain business assets, changes to the interest deduction limitation under Section 163(j), amendments to international tax provisions including the global intangible low-taxed income (“GILTI”) and foreign-derived intangible income (“FDII”) regimes, the permanent extension of the controlled foreign corporation (“CFC”) look-through rule, as well as modifications to the treatment of research and development expenditures mentioned above.

Congress modified the treatment for research and development expenditures by adding new Section 174A, which applies for tax years beginning after December 31, 2024. Section 174A permits the immediate deduction of domestic R&D expenditures or, at the taxpayer’s election, capitalization and amortization over a period of at least five years beginning when the related benefits are first realized. Foreign R&D expenditures continue to be capitalized and amortized over 15 years. Transition provisions allow taxpayers either to continue amortizing amounts capitalized under the TCJA rules or to deduct remaining unamortized domestic R&D expenditures in the first tax year beginning after December 31, 2024. The Company has elected to continue amortizing previously capitalized domestic R&D expenditures over the remaining amortization period permitted under OBBBA.

The Company follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2025, the Company has not recorded any uncertain tax positions.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The earliest tax years that may be subject to examination by jurisdiction are 2020 for both federal and state purposes. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There were no interest and penalties pertaining to uncertain tax positions for the years ended December 31, 2025 or 2024.

The Company does not provide for U.S. Federal, state, and applicable foreign income and withholding taxes on the financial reporting basis over the tax basis of its foreign subsidiary investment because the Company does has the intentions and ability to indefinitely reinvest the undistributed earnings of its foreign subsidiaries. As a result, deferred taxes have not been recorded for the outside basis differences in its foreign subsidiary as of December 31, 2025 to the extent such differences are expected to result in future taxable income upon repatriation. The Company reviews its ability and intentions to indefinitely reinvest its foreign earnings at each balance sheet.

The Company paid $237 of income taxes related to profits in Australia during the year ended December 31, 2025.

12. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share for the years ended December 31, 2025 and 2024 was calculated as follows:

	Year Ended December 31,
	2025	2024
Numerator:
Net income (loss)	$4,822	$(67,555)
Dividend attributable to down round feature of warrants	—	(234)
Net income (loss) attributable to common stockholders for basic and diluted income (loss) per share	$4,822	$(67,789)

Denominator:
Weighted average number of common shares outstanding - basic	66,140,346	37,550,677
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive common stock warrants	4,407,074	—
Effect of potentially dilutive restricted stock units	124,938	—
Weighted average common shares outstanding — diluted	70,672,358	37,550,677

Net income (loss) per share attributable to common stockholders:
Basic	$0.07	$(1.81)
Diluted	$0.07	$(1.81)

Included within weighted average common shares outstanding for the years ended December 31, 2025 and 2024, are 80,773,954, and 2,945,175 common shares issuable upon the exercise of the pre-funded warrants and penny warrants, as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net income (loss) per share attributable to common stockholders.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. The following table includes the potential common shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2025	2024
Restricted stock units to purchase common stock	14,048,733	220,000
Options to purchase common stock	3,757,238	6,416,744
Warrants to purchase common stock	2,612,667	3,336,146
	20,418,638	9,972,890

13. Commitments and Contingencies

Insurance Financing Agreement—In March 2025, the Company entered into an insurance premium financing and security agreement with Aon Premium Finance, LLC. Under the agreement, the Company financed $440 of insurance premiums at a 8.74% fixed annual interest rate. Payments of approximately $42 are due monthly through February 2026. As of December 31, 2025, the outstanding principal of the loan had been paid in full.

License and Service Agreements—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through December 31, 2025.

Collaboration Agreement--On August 10, 2020, the Company entered into a collaboration agreement with Adimab, LLC (the “Adimab Agreement”), pursuant to which Adimab will conduct research programs to develop monoclonal antibodies to certain targets identified by the Company and provide it with an option to acquire exclusive rights to such antibodies. Upon payment of an option fee, on a product-by-product basis, Adimab will grant the Company a world-wide, exclusive license for, or assign ownership to the Company of, certain intellectual property rights and grant the Company a non-exclusive license with respect to the Adimab platform technology. As defined in the Adimab Agreement, after exercising an option and making the option payment, the Company would be required to pay Adimab milestones upon the completion of clinical development and regulatory milestones, along with a royalty in the low-single digits of net sales of each product, if and when achieved. However, there can be no assurance that clinical, or commercialization success will occur, and no royalties have been paid or accrued through December 31, 2025.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 and 2024.

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

Employees participating in the 401(k) Plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of $276 and $471 for the years ended December 31, 2025 and 2024, respectively.

15. Related Party Transactions

Gemini Space Station, LLC (“Gemini”) is a digital asset trading platform and an affiliate of Winklevoss Capital. Winklevoss Capital is an investor in the Company (See Note 9.) and, as a result, Gemini is considered a related party. During the year ended December 31, 2025, the Company purchased 290,062.67 ZEC tokens at a weighted average cost of $334.41 per token, for an aggregate purchase price of $97,000 through Gemini. (See Note 3.)

16. Subsequent Events

ATM Sales

During the period from January 1, 2026 until March 11, 2026, the Company has issued 6,128,568 shares of its common stock under the Sales Agreement with Cantor, for net proceeds of $4,156.

ZEC Purchases

During the period from January 1, 2026 until March 11, 2026, the Company purchased an additional 4,680.43 ZEC tokens at an average purchase price of $427.31 through Gemini.

Change in Fair Value of Embedded Derivative

During the period from January 1, 2026 until March 11, 2026, the price of ZEC has been volatile and has seen significant declines, ranging from high prices of above $500 to low prices of below $200. A ZEC price at the end of the three month period ended March 31, 2026 that is lower than the price used for the Company’s financial statements as of December 31, 2025, will result in a decrease in the fair value of the embedded derivative and increase the Company’s net loss for the period. For example, if the Company were to hold the same amount of ZEC at the end of the three month period March 31, 2026 as it held as of March 11, 2026, and the price of ZEC were $200 as of March 31, 2026, then the current value of the Company’s digital asset receivable would be approximately $59,000 and there would be an unrealized net loss on the change in fair value of the embedded derivative for the three month period ended March 31, 2026 of approximately $88,500. As ZEC is highly volatile, there can be no assurance that the price of ZEC may not decline further, resulting in a smaller digital asset receivable and larger unrealized net loss.

ZODL Investment

On March 9, 2026, the Company announced an investment of $5,000 in Znewco, Inc., doing business as Zcash Open Development Lab (ZODL), through a Simple Agreement for Future Equity (“SAFE”) as part of an over $25,000 financing of ZODL. The Company’s investment in ZODL will convert into preferred stock as part of a future transaction in which ZODL issues and sells preferred stock at a fixed valuation, or, if there is a liquidity event or dissolution event before the conversion of the SAFE, will become payable for a portion of the proceeds of such liquidity event or dissolution.

Nasdaq Closing Bid Price Deficiency Letter

On March 4, 2026, the Company received a notification letter (the “Closing Bid Price Deficiency Letter”) from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). The Closing Bid Price Deficiency Letter is a notice of deficiency, not delisting, and does not currently affect the listing or trading of the Company’s shares of common stock on The Nasdaq Capital Market.