Form 10-Q
period 2026-03-31
CYPHERPUNK TECHNOLOGIES INC.
filed 2026-05-14
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

N/A

Former Name, Former Address and Former Fiscal Year, if Changed

Since Last Report Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	CYPH	Nasdaq Capital Market

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

As of May 12, 2026, there were 106,464,482 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements address various matters including statements relating to the value of the Company’s ZEC holdings, the investment in ZODL, or digital assets held or to be held by the Company, the expected future market, price, and liquidity of ZEC or other digital assets the Company acquires, the macro and political conditions surrounding Zcash or digital assets, the Company’s plan for value creation and strategic advantages, market size and growth opportunities, regulatory conditions, competitive position and the interest of other corporations in similar business strategies, technological and market trends, and future financial condition and performance. Risks and uncertainties of the digital asset treasury strategy include, among others: (a) risks relating to the Company’s operations and business, including the highly volatile nature of the price of ZEC; (b) the risk that material changes in the price of ZEC, such as decreases in price, will result in significant changes to the Company’s financial statements, such as unrealized losses on fair value of ZEC holdings and net loss; (c) the risk that the price of the Company’s Common Stock may be highly correlated to the price of ZEC; (d) the risk that the Company will fail to realize the anticipated benefits of the ZEC digital asset treasury strategy or the investment in ZODL; (e) risks related to the custody of our ZEC and our reliance on Gemini Space Station and its affiliates for trading and custody services; (f) changes in business, market, financial, political and regulatory conditions; (g) risks related to increased competition in the industries in which the Company does and will operate; (h) risks relating to significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally; (i) risks relating to the treatment of crypto assets for U.S. and foreign tax purposes; and (j) the ability to comply with the continued listing requirements of the Nasdaq Capital Market.

With respect to our biotechnology operations, important factors that could cause actual results to differ materially from our plans, estimates or expectations could include, but are not limited to: (i) our ability and plan to develop and commercialize sirexatamab; (ii) our estimates regarding our capital requirements and our ability to raise additional financing to support continued development; (iii) the success of other competing therapies that may become available; (iv) the manufacturing capacity for sirexatmab; and (v) our ability to maintain and protect our intellectual property rights.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. You should carefully and completely read this Quarterly Report and the documents that we have filed as exhibits to this Quarterly Report.

You should refer to Part II, Item 1A, Risk Factors in this Quarterly Report and Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 16, 2026, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard any such statement as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and, except to the extent required by applicable law, we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

Throughout this Quarterly Report on Form 10-Q, the “Company,” “Cypherpunk”, “Cypherpunk Technologies”, “we,” “us,” and “our,” except where the context requires otherwise, refer to Cypherpunk Technologies Inc. and its consolidated subsidiaries, and, except where the context requires otherwise, “Board of Directors” refers to the board of directors of Cypherpunk Technologies Inc. References to “Leap” and “Leap Therapeutics” refer to Leap Therapeutics, Inc., and may include drug development activities that took place prior to Leap’s incorporation on November 12, 2025. For purposes of clarity and differentiation between the two business strategies, we may refer to “Cypherpunk” when discussing the privacy technology and digital asset treasury business and to “Leap” when discussing the cancer drug development business.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

CYPHERPUNK TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$6,689	$14,035
Digital assets receivable	73,849	147,404
Research and development incentive receivable	616	602
Prepaid expenses and other current assets	768	40
Total current assets	81,922	162,081

Right of use assets, net	38	38
Deferred costs	385	401
Deposits	33	662
Other investment	5,000	—
Total assets	$87,378	$163,182

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$516	$1,981
Accrued expenses	1,966	2,067
Income tax payable	483	472
Lease liability	38	38
Total current liabilities	3,003	4,558

Non-current liabilities:
Deferred tax liability	—	5,118
Total liabilities	3,003	9,676

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value; 490,000,000 shares authorized; 93,927,528 and 83,851,051 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	94	84
Stock subscription receivable	—	(150)
Additional paid-in capital	624,082	616,216
Accumulated other comprehensive loss	(86)	(95)
Accumulated deficit	(539,715)	(462,549)
Total stockholders’ equity	84,375	153,506
Total liabilities and stockholders’ equity	$87,378	$163,182

See notes to condensed consolidated financial statements.

CYPHERPUNK TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$161	$12,911
General and administrative	4,656	3,006
Total operating expenses	4,817	15,917
Loss from operations	(4,817)	(15,917)
Interest income	95	437
Interest expense	(7)	(6)
Australian research and development incentives	—	55
Change in fair value of embedded derivative	(77,555)	—
Foreign currency loss	—	(4)
Loss before income taxes	(82,284)	(15,435)
Benefit from income taxes	5,118	—
Net loss attributable to common stockholders	$(77,166)	$(15,435)

Net loss per share
Basic and diluted	$(0.46)	$(0.37)

Weighted average common shares outstanding
Basic and diluted	168,103,535	41,268,894

See notes to condensed consolidated financial statements.

CYPHERPUNK TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(77,166)	$(15,435)
Other comprehensive income:
Foreign currency translation adjustments	9	7
Comprehensive loss	$(77,157)	$(15,428)

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

CYPHERPUNK TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2026

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Stock	Additional	Other		Total
	Common Stock		Subscription	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Loss	Deficit	Equity
Balances at December 31, 2025	83,851,051	$84	$(150)	$616,216	$(95)	$(462,549)	$153,506
Issuance of common stock through ATM sales	8,453,227	8	—	5,753	—	—	5,761
Amortization of ATM issuance costs	—	—	—	(16)	—	—	(16)
Issuance of common stock upon vest of restricted stock units	1,623,250	2	—	(2)	—	—	—
Collection of stock subscription receivable related to ATM share issuances	—	—	150	—	—	—	150
Foreign currency translation adjustment	—	—	—	—	9	—	9
Stock-based compensation	—	—	—	2,131	—	—	2,131
Net loss	—	—	—	—	—	(77,166)	(77,166)
Balances at March 31, 2026	93,927,528	$94	$—	$624,082	$(86)	$(539,715)	$84,375

See notes to condensed consolidated financial statements.

CYPHERPUNK TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(77,166)	$(15,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash operating lease expense	—	110
Deferred income taxes	(5,118)	—
Stock-based compensation expense	2,131	1,204
Change in fair value of embedded derivative	77,555	—
Foreign currency loss	—	4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	97	155
Research and development incentive receivable	—	(55)
Accounts payable and accrued expenses	(1,574)	(373)
Lease liability	—	(112)
Other assets	645	22
Net cash used in operating activities	(3,430)	(14,480)

Cash flows from investing activities:
Other investment	(5,000)	—
Purchases of digital assets	(4,000)	—
Net cash used in investing activities	(9,000)	—

Cash flows from financing activities:
Proceeds through issuance of common stock through ATM sales, net of fees	5,745	—
Collection of stock subscription receivable	150	—
Payment of deferred offering costs	(638)	—
Principal payments of insurance financing	(182)	(77)
Proceeds from the exercise of stock options	—	16
Net cash provided by (used in) financing activities	5,075	(61)
Effect of exchange rate changes on cash and cash equivalents	9	5
Net decrease in cash and cash equivalents	(7,346)	(14,536)
Cash and cash equivalents at beginning of period	14,035	47,249
Cash and cash equivalents at end of period	$6,689	$32,713

Supplemental disclosure of non-cash financing activities:
Prepayment of insurance through third-party financing	$646	$440
Issuance of common stock upon vest of restricted stock units	$2	$—

See notes to condensed consolidated financial statements.

Cypherpunk Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

1. Nature of Business, Basis of Presentation and Liquidity

Nature of Business

Cypherpunk Technologies Inc. (Nasdaq:CYPH) (“the Company”) was incorporated in the state of Delaware on January 3, 2011. Wholly owned subsidiaries of the Company as of March 31, 2026 include HealthCare Pharmaceuticals Pty Ltd. (“HCP Australia”), Leap Securities Corp., Flame Biosciences LLC and Leap Therapeutics, Inc.

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

The Company has in the past devoted substantially all its resources to development efforts relating to its product candidates, including manufacturing and conducting clinical trials of its product candidates, providing general and administrative support for these operations and protecting its intellectual property. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company has funded its operations primarily through proceeds from its sales of common stock and preferred stock and proceeds from the issuance of notes payable.

In October 2025, the Company announced a $58,888 private placement, led by Winklevoss Capital, and the intent to initiate a digital asset treasury strategy. Immediately following the closing of the private placement, the Company initiated a strategy to deploy a portion of its capital raised that is not required to provide working capital for its ongoing operations to accumulate digital assets, focused on Zcash. Zcash is a protocol and blockchain network of connected devices all over the world, working together to validate transactions and maintain the Zcash ledger. ZEC is the monetary unit, or coin, of Zcash. Zcash allows for transactional privacy, providing users with options for fully shielded transactions in which the sender, recipient, and amount are encrypted.

On November 12, 2025, the Company changed its name from “Leap Therapeutics, Inc.” to “Cypherpunk Technologies Inc.” and changed its trading symbol from “LPTX” to “CYPH”. The Company was renamed to Cypherpunk Technologies Inc. to reflect the strategic focus on acquiring ZEC, participating in the development of Zcash, and the values of privacy and liberty. The Company’s ongoing research and development operations are being conducted under a new wholly-owned subsidiary named “Leap Therapeutics, Inc.”, which was incorporated in November 2025.

Basis of Presentation

The December 31, 2025 year-end condensed consolidated balance sheet data in the accompanying interim condensed consolidated financial statements was derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2026.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2025. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of March 31, 2026, statements of operations and statements of comprehensive loss for the three months ended March 31, 2026 and 2025 and statements of cash flows for the three months ended March 31, 2026 and 2025. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2026, the Company had cash and cash equivalents of $6,689 and ZEC treasury holdings categorized as a digital asset receivable valued at $73,849. Additionally, the Company had an accumulated deficit of $539,715 at March 31, 2026 and during the three months ended March 31, 2026, the Company incurred a net loss of $77,166. The Company expects to continue to generate operating losses for the foreseeable future.

The Company believes that its cash and cash equivalents of $6,689 as of March 31, 2026 together with its ability to raise additional capital from the $200,000 Sales Agreement with Cantor, will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these financial statements.

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

Digital Assets Receivable

As part of its digital asset strategy, the Company holds digital assets in the form of Zcash with Gemini Space Sciences LLC, a third-party custodian (“Gemini”). The Company does not control the digital assets for accounting purposes, and the contractual arrangement represents the Company’s enforceable contractual right to receive digital assets from the custodian on demand and is accounted for as a hybrid instrument under ASC 815, Derivatives and Hedging (“ASC 815”). The host contract represents a non-interest bearing receivable collectible on demand and is recorded at the transaction price, representing the fair value of the digital assets at the time of acquisition, and was $101,000 as of March 31, 2026.

The hybrid instrument contains an embedded derivative that is required to be bifurcated because the embedded exposure to changes in the fair value of the underlying digital assets is not clearly and closely related to the economic characteristics of the host receivable. The embedded derivative is subsequently measured at the fair value each reporting period, with changes in fair value recorded as an unrealized gain (loss) on change in fair value of embedded derivative in the Consolidated Statement of Operations. During the three months ended March 31, 2026, the Company recorded an unrealized loss on change in fair value of embedded derivative of ($77,555).

As digital assets receivable is collectible on demand, it’s classified as a current asset on the Company’s consolidated balance sheet. As of March 31, 2026, the Company had digital assets receivable of $73,849.

Research and Development Expense

Research and development costs are expensed as incurred. Research and development expenses include personnel costs associated with research and development activities, including noncash share-based compensation and costs for third-party contractors to perform research, conduct clinical trials and manufacture drug supplies and materials. The Company accrues costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, patient enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expenses in future periods as the related services are rendered.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% for the year ended December 31, 2025 and for the three months ended March 31, 2026.

The research and development incentive receivable represents an amount due in connection with the above program. The Company recorded a research and development incentive receivable of $616 and $602 as of March 31, 2026 and December 31, 2025, respectively, in the condensed consolidated balance sheets. During the three months ended March 31, 2025, the Company recorded $55 of research and development incentive income. The Company did not record any Australian research and development incentives during the three months ended March 31, 2026.

The following table shows the change in the research and development incentive receivable from January 1, 2025 to March 31, 2026 (in thousands):

Balance at January 1, 2025	$704
Australian research and development incentives	(157)
Foreign currency translation	55
Balance at December 31, 2025	602
Foreign currency translation	14
Balance at March 31, 2026	$616

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are held in United States or Australian financial institutions and money market funds. At times, the Company may maintain cash balances in excess of the federally insured amount of $250 per depositor, per insured bank, for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the year ended December 31, 2025 or for the three months ended March 31, 2026.

Restructuring Charges

On June 23, 2025, the Company’s Board of Directors approved a series of measures to conserve cash and reduce operating costs, including (i) the completion of the DeFianCe clinical trial and the wind-down of the Company’s research and development activities, including the Company’s sirexatamab and FL-501 development programs, and (ii) a reduction in force that impacted approximately 75% of the Company’s workforce. The reduction in force was conducted in two phases (i) first, on June 30, 2025, that impacted the Company’s Chief Operating Officer, Chief Scientific Officer and Chief Manufacturing Officer and (ii) second, on July 31, 2025 that impacted the Chief Medical Officer of the Company. As a result of this workforce reduction, during the three months ended June 30, 2025, the Company incurred $4,527 of charges recorded within restructuring charges in the condensed consolidated statements of operations. The charges consisted primarily of one-time employee severance and benefit costs and stock-based compensation expense related to acceleration of vesting. During the three months ended March 31, 2026, the Company made cash payments of $694 against the severance accrual. As of March 31, 2026, $767 is accrued within accrued expenses for employee severance benefits.

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

The Company recorded deferred offering costs of $385 and $401 as of March 31, 2026 and December 31, 2025, respectively, in the condensed consolidated balance sheets.

Deposits

As of March 31, 2026 and December 31, 2025, there were $33 and $662, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized, which were recorded in the condensed consolidated balance sheets.

Warrants

The Company will recognize on a prospective basis the value of the effect of the down round feature in the warrants to purchase shares of common stock that were issued in a private placement in March 2020 (the “March 2020 Coverage Warrants”) when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be treated as a dividend and a reduction to income available to common stockholders in the basic earnings per share (“EPS”) calculation.

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

A summary of the assets carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
March 31, 2026
Assets:
Cash equivalents	$4,870	$4,870	$—	$—
Digital assets receivable	$73,849	$73,849	$—	—
Total assets	$78,719	$78,719	$—	$—

December 31, 2025
Assets:
Cash equivalents	$10,777	$10,777	$—	$—
Digital assets receivable	$147,404	$147,404	—	—
Total assets	$158,181	$158,181	$—	$—

Cash equivalents of $4,870 and $10,777 as of March 31, 2026 and December 31, 2025, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

The fair value of the embedded derivative associated with Digital assets receivable is measured using the ask (best sell price) as of 11.00 p.m. Eastern Standard Time on the last day of the reporting period for Zcash in active markets in which the Company transacts. As the Digital assets receivable are collectible on demand, its fair value is directly based on observable market prices for the underlying digital asset without adjustment for credit risk, duration, or other entity-specific assumptions. Accordingly, the embedded derivative is classified within Level 1 of the fair value hierarchy under ASC 820, as its fair value is determined using quoted prices for identical assets in active markets.

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

Segment Information

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, the Company’s CODM uses consolidated net operating loss to measure segment loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (research and development and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net loss are interest income and foreign currency gain (loss), which are reflected in the consolidated statements of operations and comprehensive loss.

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

3. Digital Assets Receivable

As of March 31, 2026, the Company has acquired 303,466.92 ZEC tokens at a weighted average cost of $332.82 per token, for an aggregate purchase price of $101,000. The acquired digital assets are held with Gemini, a third-party exchange and custodian, and the arrangement is accounted for as a hybrid instrument consisting of (i) a host contract representing the right to receive digital assets on demand, and (ii) an embedded derivative indexed to changes in the fair value of the underlying digital assets.

Digital assets receivable is initially recorded at the transaction price, and the embedded derivative is subsequently measured at the fair value of the underlying digital assets to be received. Changes in fair value of the embedded derivative are recognized as unrealized gains (losses) on the change in fair value of embedded derivative in the consolidated statement of operations. The carrying value of the host contract and the embedded derivative as of March 31, 2026, was $101,000, and ($27,151), respectively, which are presented together as digital assets receivable on the accompanying consolidated balance sheet.

The balance of digital assets receivable was $73,849 and $147,404 as of March 31, 2026 and December 31, 2025, respectively. The Company recorded an unrealized loss on embedded derivative of $77,555 during the three months ended March 31, 2026.

4. Stock Subscription Receivable

In November 2025, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $200,000 from time to time to or through Cantor, acting as principal and/or sales agent. See Note 9.

In connection with the Sales Agreement, the Company issued 122,000 shares of its common stock on December 31, 2025, for net proceeds of $150. As the Company had not received the proceeds as of December 31, 2025 it recorded a stock subscription receivable of $150 in its consolidated balance sheet as of December 31, 2025. During the three months ended March 31, 2026, the Company collected the $150 stock subscription receivable. As of March 31, 2026, there was no stock subscription receivable.

5. Other Investment

ZODL Investment

During the three months ended March 31, 2026, the Company announced an investment of $5,000 in Znewco, Inc. (“Znewco”), doing business as Zcash Open Development Lab (“ZODL”), through a Simple Agreement for Future Equity (“SAFE”) as part of an over $25,000 financing of ZODL that also included Winklevoss Capital, a16z, Coinbase, Paradigm, Chapter One, David Friedberg, Balaji Srinivasan and others. The Chief Executive Officer of ZODL serves as an advisor to the Company. The Company’s investment in ZODL will convert into preferred stock as part of a future transaction in which ZODL issues and sells preferred stock at a fixed valuation, or, if there is a liquidity event or dissolution event before the conversion of the SAFE, will become payable for a portion of the proceeds of such liquidity event or dissolution.

As of March 31, 2026, the Company recorded the $5,000 SAFE investment as a long term asset in its March 31, 2026 condensed consolidated balance sheet, in accordance with the measurement alternative under ASC 321, Investments - Equity Securities. The Company has evaluated the SAFE for impairment and has not noted any adverse business conditions at ZODL since the issuance of the SAFE through the issuance of these financial statements that would indicate that an impairment might have occurred. The Company will continue to assess the SAFE for impairment in subsequent quarterly reporting periods.

6. Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2026	2025
Clinical trials	$—	$98
Professional fees	953	203
Payroll and related expenses	246	305
Severance	767	1,461
Accrued expenses	$1,966	$2,067

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

The Company’s lease agreement for the premises located at 47 Thorndike Street (the “47 Thorndike Street Lease”) was set to expire on July 31, 2025. On July 1, 2025 the Company entered into a Fifth Amendment to the Lease (“Fifth Amendment”) with Landlord, extending the 47 Thorndike Street Lease as a tenancy-at will (as amended, the “Lease”). The term of the Lease expires on the later of August 31, 2025 or the last day of any month identified by notice by the Company or Landlord to the other, not less than sixty (60) days in advance. The Lease includes variable lease and non-lease components that are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. Such payments primarily include common area maintenance charges.

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the lease term. The Company has an existing net lease in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. In connection with the Fifth Amendment, the Company recorded an additional right of-of-use asset and lease liability of $38. As of March 31, 2026, a right-of-use asset of $38 and lease liability of $38 are reflected on the condensed consolidated balance sheet. The Company recorded rent expense of $69 and $118, respectively, during the three months ended March 31, 2026 and 2025. Cash paid for amounts included in the measurement of lease liabilities was $58 and $117, respectively, during the three months ended March 31, 2026 and 2025.

Future lease payments under non-cancelable operating leases as of March 31, 2026 are detailed as follows:

Future Operating Lease Payments
2026	$38
Total Lease Payments	38
Less: imputed interest	—
Total operating lease liabilities	$38

8. Warrants

As of March 31, 2026, the number of shares of common stock issuable upon the exercise of outstanding warrants consisted of the following:

March 31, 2026
	Number of Common
Description	Shares Issuable	Exercise Price	Expiration Date
January 23 2017 Warrants	5,450	$0.10	Upon M&A Event
March 2020 Coverage Warrants	1,921,854	$21.10	Jan - March 2027
October 2025 Pre-funded Warrants	80,768,504	$0.001	No Expiry
October 2025 Common Warrants-Investors	71,985,605	$0.5335	October 2032
October 2025 Common Warrants-Placement Agent Warrants	4,000,000	$0.5335	October 2032
	158,681,413

2019 Warrants

The 2019 Warrants had an exercise price of $19.50 per share and during the three months ended March 31, 2026, the 2019 Warrants expired.

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

October 2025 Common Stock Warrants

In connection with the October 2025 Private Placement, the Company issued common warrants (the “October 2025 Common Warrants-Investors”) to purchase up to an aggregate of 71,985,605 shares of Company common stock, each exercisable for one share of common stock at an exercise price of $0.5335 per common warrant share. The October 2025 Common Warrants are exercisable in cash or by means of a cashless exercise. They expire on the tenth anniversary of their date of issuance and qualify for equity classification. The exercise price and the number of shares of common stock issuable upon exercise of each common warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the common stock.

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

9. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through March 31, 2026, no dividends have been declared for shares of common stock.

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

During the three months ended March 31, 2026, the Company issued 8,453,227 shares of its common stock under the Sales Agreement, for net proceeds of $5,761, net of commissions of $88. Deferred offering costs in connection with the Sales Agreement were $544, of which $16 were amortized during the three months ended March 31, 2026. As of March 31, 2026, the Company had $385 of deferred offering costs on its condensed consolidated balance sheet.

10. Equity Incentive Plans

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

On December 15, 2025, the Company held a special meeting of stockholders (the “Special Meeting”). The Company’s stockholders voted to approve the adoption of the Company’s 2025 Equity Incentive Plan (the “2025 Plan”) at the Special Meeting, and the 2025 Plan became immediately effective upon such approval. The 2025 Plan, among other matters, provides for a total of 31,454,785 shares of the Company’s common stock, $0.001 par value per share that can be covered by grants, as may be adjusted from time to time on the terms described therein. Also in connection with the Special Meeting, the Company increased its authorized shares from 250,000,000 shares to 500,000,000 shares (490,000,000 shares are designated as Common Stock).

As of March 31, 2026, there were 12,698,368 shares available for grant under the Company’s equity incentive plans.

A summary of stock option activity under the Equity Plans is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2025	3,757,238	$7.46	7.28	$—
Outstanding at March 31, 2026	3,757,238	$7.46	7.03	$—
Options exercisable at March 31, 2026	2,620,562	$10.06	6.01
Options vested and expected to vest at March 31, 2026	3,757,238	$7.46	7.03	$—

Stock options generally vest over a three or four year period, as determined by the compensation committee of the Board of Directors at the time of grant. The options expire 10 years from the grant date. As of March 31, 2026, there was approximately $1,336 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 1.47 years.

Restricted Stock Units (“RSUs”)

The Company did not grant any RSUs during the three months ended March 31, 2026 and 2025.

The following table presents RSU activity under the Company’s Equity Incentive Plans during the three months ended March 31, 2026:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Outstanding at December 31, 2025	18,305,221	$1.05
Settled by the issuance of common stock	(1,623,250)	$0.87
Outstanding at March 31, 2026	16,681,971	$1.07

During the three months ended March 31, 2026, 1,623,250 vested RSUs were settled by the issuance of common stock and as of March 31, 2026, there were 16,681,971 shares outstanding covered by RSUs that are expected to vest with a weighted average grant date fair value of $1.07 per share and an aggregate grant date fair value of $17,850. As of March 31, 2026, there was approximately $15,778 of unrecognized compensation costs related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 2.53 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and RSUs to employees and non-employees in the condensed consolidated statements of operations during the three months ended March 31, 2026 and 2025 as follows:

Stock Based Compensation Expense

	Three Months Ended March 31,
	2026	2025
Research and development	$—	$634
General and administrative	2,131	570
Total	$2,131	$1,204

11. Net Loss Per Share

Basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 was calculated as follows (in thousands except share and per share amounts).

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(77,166)	$(15,435)
Net loss attributable to common stockholders for basic and diluted loss per share	$(77,166)	$(15,435)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	168,103,535	41,268,894
Net loss per share attributable to common stockholders – basic and diluted	$(0.46)	$(0.37)

Included within weighted average common shares outstanding for the three months ended March 31, 2026 and 2025 are 80,773,954, and 5,450, respectively, common shares issuable upon the exercise of certain warrants, which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The Company’s potentially dilutive securities include RSUs, stock options and warrants. These securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2026 and 2025, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Restricted stock units to purchase common stock	16,681,971	—
Options to purchase common stock	3,757,238	6,279,666
Warrants to purchase common stock	77,907,459	3,285,316
	98,346,668	9,564,982

12. Income Taxes

During the three months ended March 31, 2026, the Company recorded a tax benefit of $5,118 due to the reversal of the net deferred tax liability related to the Company’s investment in digital assets.

13. Commitments and Contingencies

Manufacturing Agreements—The Company is party to manufacturing agreements with vendors to manufacture DKN-01, its lead product candidate, for use in clinical trials. As of March 31, 2026, there were no noncancelable commitments under these agreements.

Insurance Financing Agreement—During the three months ended March 31, 2026, the Company entered into an insurance premium financing and security agreement with Aon Premium Finance, LLC. Under the agreement, the Company financed $646 of insurance premiums at a 6.89% fixed annual interest rate. Payments of approximately $94 are due monthly through January 2027. As of March 31, 2026, the outstanding principal of the loan was $464 and is included within accrued expenses in the condensed consolidated balance sheets.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through March 31, 2026.

Collaboration Agreement—On August 10, 2020, the Company entered into a collaboration agreement with Adimab, LLC (the “Adimab Agreement”), pursuant to which Adimab will conduct research programs to develop monoclonal antibodies to certain targets identified by the Company and provide it with an option to acquire exclusive rights to such antibodies. Upon payment of an option fee, on a product-by-product basis, Adimab will grant the Company a world-wide, exclusive license for, or assign ownership to the Company of, certain intellectual property rights and grant the Company a non-exclusive license with respect to the Adimab platform technology. As defined in the Adimab Agreement, after exercising an option and making the option payment, the Company would be required to pay Adimab milestones upon the completion of clinical development and regulatory milestones, along with a royalty in the low-single digits of net sales of each product, if and when achieved. However, there can be no assurance that clinical, or commercialization success will occur, and no royalties have been paid or accrued through March 31, 2026.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2026 or December 31, 2025.

14. Subsequent Events

ATM Sales

During the period from April 1, 2026 until May 13, 2026, the Company has issued 12,536,954 shares of its common stock under the Sales Agreement with Cantor, for net proceeds of $11,998.

ZEC Purchases

During the period from April 1, 2026 until May 13, 2026, the Company purchased an additional 10,718.78 ZEC tokens at an average purchase price of $480.47 per ZEC through Gemini.

Change in Fair Value of Embedded Derivative

During the period from April 1, 2026 until May 13, 2026, the price of ZEC has been volatile, ranging from high prices of above $600 to low prices of below $250. A ZEC price at the end of the three month period ended June 30, 2026 that is higher than the price used for the Company’s financial statements as of March 31, 2026, will result in an increase in the fair value of the embedded derivative and decrease the Company’s net loss and potentially result in net income for the period. For example, if the Company were to hold the same amount of ZEC at the end of the three month period June 30, 2026 as it held as of May 12, 2026, and the price of ZEC were $550.00 as of June 30, 2026, then the current value of the Company’s digital asset receivable would be approximately $172,802 and there would be an unrealized net gain on the change in fair value of the embedded derivative for the three month period ended June 30, 2026 of approximately $93,803. As ZEC is highly volatile, there can be no assurance that the price of ZEC may not decline from the current price, resulting in a smaller digital asset receivable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q, including the disclosures under Part II, Item IA “Risk Factors,” and our audited condensed consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission, or the SEC, on March 16, 2026. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and, unless otherwise indicated, amounts are presented in U.S. dollars.

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

Recent Developments

Since December 31, 2025, we provided the following development and business updates.

Cypherpunk Highlights:

●	Increased Zcash treasury holdings to 314,185.70 ZEC
o	Since our last update on April 15, 2026, through May 13, 2026, we have purchased an additional 10,279.30 ZEC for $5.0 million, at an average purchase price of $486.41 per ZEC.
o	As of May 13, 2026, Cypherpunk held a total of 314,185.70 ZEC, at an average purchase price of $337.86 per ZEC, representing approximately 1.88% of the total circulating supply of the Zcash network.
o	ZEC is a digital currency that can be transmitted over a peer-to-peer payment system. Zcash uses a cryptographic method called “zero-knowledge proofs” to allow users to engage in financial transactions while maintaining greater privacy.
●	Invested $5 million into Zcash Open Development Labs (“ZODL”)
o	In March 2026, we expanded our holdings with a $5.0 million investment in ZODL, alongside key investors including a16z, Winklevoss Capital, Coinbase, Paradigm, Chapter One, David Friedberg, Balaji Srinivasan, and others. This marks our first technology investment outside of ZEC. ZODL, which houses the top Zcash wallet, Zodl, aims to make Zcash easier to use with continued development of the wallet and support of the Zcash protocol.

●	Launched new website and investor dashboard at cypherpunk.com
o	We launched our new website and investor dashboard at cypherpunk.com. The dashboard provides shareholders with direct visibility into our key metrics, ZEC holdings, other privacy investments, and Zcash network metrics.

Leap Therapeutics Subsidiary Highlights:

●	Sirexatamab received Fast Track designation from FDA
o	In May 2026, the U.S. Food and Drug Administration (“FDA”) granted Fast Track designation to sirexatmab in combination with fluoropyrimidine plus oxaliplatin- or irinotecan-based chemotherapy and bevacizumab, for the treatment of patients with DKK1-high metastatic colorectal cancer whose disease has progressed following one prior systemic therapy.
o	The Fast Track program is intended to facilitate the development and expedite the review of drug candidates and vaccines that treat serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from frequent communication with the FDA, in addition to a rolling submission of the marketing application.
●	Presented new plasma DKK1 biomarker assay and results based on Part B of the DeFianCe study of sirexatamab plus bevacizumab and chemotherapy in colorectal cancer (“CRC”) patients at the American Association for Cancer Research (“AACR”) 2026:
o	At AACR 2026, in April 2026, we presented a new plasma DKK1 biomarker assay that could be used as a companion diagnostic to select patients who would benefit from treatment with sirexatamab, our anti-DKK1 monoclonal antibody.
o	The new plasma DKK1 biomarker assay was used to test the patient samples from Part B of the DeFianCe study, a Phase 2 study of sirexatamab in combination with bevacizumab and chemotherapy compared to bevacizumab and chemotherapy in patients with microsatellite stable CRC who have received one prior systemic therapy for advanced disease.
o	Sirexatamab demonstrated a statistically significant benefit on overall response rate (“ORR”) and overall survival (“OS”) in patients with high levels of DKK1 using the new plasma DKK1 biomarker assay.
o	50% of patients had DKK1-high levels >380 pg/ml, and in this subgroup of patients (n=87):
◾	ORR was 42% (including one complete response) in the Sirexatamab Arm vs. 16% ORR in the Control Arm, p-value = 0.003.
◾	mOS was not reached in the Sirexatamab Arm vs. 14.39 months in the Control Arm, HR 0.47, p-value = 0.0244.
o	DKK1 plasma levels from patients in the DeFianCe study were similar to commercially acquired CRC patient samples.

Financial Overview

Research and Development Expenses

Our research and development activities have included conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates, primarily sirexatamab. We recognize research and development expenses as they are incurred. Our research and development expenses during the three months ended March 31, 2026 consisted primarily of:

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Direct research and development by program:
DKN‑01 program	$161	$12,787
FL-501 program	—	124
Total research and development expenses	$161	$12,911
Australian research and development incentives	$—	$55

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to expand our operations. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs as well as investor and public relations expenses associated with being a public company that has a privacy technology and digital asset treasury strategy.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 16, 2026, and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

●	research and development expenses;
●	digital assets; and
●	stock-based compensation.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change

	(in thousands)
Operating expenses:
Research and development	$161	$12,911	$(12,750)
General and administrative	4,656	3,006	1,650
Total operating expenses	4,817	15,917	(11,100)
Loss from operations	(4,817)	(15,917)	11,100
Interest income	95	437	(342)
Interest expense	(7)	(6)	(1)
Australian research and development incentives	—	55	(55)
Change in fair value of embedded derivative	(77,555)	—	—
Foreign currency losses	—	(4)	4
Loss before income taxes	(82,284)	(15,435)	(66,849)
Benefit from income taxes	5,118	—	5,118
Net loss attributable to common stockholders	$(77,166)	$(15,435)	$(61,731)

Research and Development Expenses

	Three Months Ended March 31,
			Increase
	2026	2025	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$161	$12,787	$(12,626)
FL-501 program	—	124	(124)
Total research and development expenses	$161	$12,911	$(12,750)

Research and development expenses were $0.2 million for the three months ended March 31, 2026, compared to $12.9 million for the three months ended March 31, 2025. The decrease of $12.7 million in research and development expenses during the three months ended March 31, 2026 as compared to the same period in 2025, was primarily due to the completion of our clinical trials and the Company’s reduction in force in June 2025. There was also a decrease of $0.2 million in consulting fees related to research and development activities.

General and Administrative Expenses

General and administrative expenses were $4.7 million for the three months ended March 31, 2026 compared to $3.0 million for the three months ended March 31, 2025. The increase of $1.7 million in general and administrative expenses during the three months ended March 31, 2026 as compared to the same period in 2025, was primarily due to a $1.6 million increase in stock based compensation expense due to RSUs granted to general and administrative employees and directors during the three months ended December 31, 2025. There was also an increase of $0.6 million in professional fees due to increased audit and financial consulting fees associated with digital assets. These increases were partially offset by a $0.5 million decrease in payroll and other related expenses due to a decrease in headcount of our general and administrative employees due to the reduction in force.

Interest Income

During the three months ended March 31, 2026 and 2025, we recorded interest income of $0.1 million and $0.4 million, respectively. The decrease was due to a higher average cash and cash equivalent balance during the three months ended March 31, 2025.

Australian Research and Development Incentives

We record R&D incentive income based upon the applicable percentage of eligible research and development activities under the R&D Incentive Program, which expenses included the cost of manufacturing clinical trial material. During the three months ended March 31, 2025, we recorded $0.1 million of R&D incentive income. During the three months ended March 31, 2026, we did not record any R&D incentive income.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Unrealized Loss on Change in Fair Value of Embedded Derivative

During the three months ended March 31, 2026, we recorded a $77.6 million unrealized loss on the change in fair value of embedded derivative.

Foreign Currency Gain/Loss

During the three months ended March 31, 2026 and 2025, we recorded an immaterial amount of foreign currency transaction losses. Foreign currency transaction losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2026, we had cash and cash equivalents of $6.7 million and ZEC treasury holdings categorized as a digital asset receivable valued at $73.8 million. Additionally we had accumulated deficit of $539.7 million at March 31, 2026 and during the three months ended March 31, 2026, we incurred a net loss of $77.2 million. We expect to continue to generate operating losses for the foreseeable future. We believe that our cash and cash equivalents of $6.7 million as of March 31, 2026, together with our ability to raise additional capital from the $200.0 million Sales Agreement with Cantor, will be sufficient to fund our operating expenses for at least the next 12 months from issuance of these financial statements.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cash used in operating activities	$(3,430)	$(14,480)
Cash used in investing activities	(9,000)	—
Cash provided by (used in) financing activities	5,075	(61)
Effect of exchange rate changes on cash and cash equivalents	9	5
Net decrease in cash and cash equivalents	$(7,346)	$(14,536)

Operating activities. Net cash used in operating activities for the three months ended March 31, 2026 was primarily related to our net loss of $77.2 million, a noncash change in deferred income taxes of $5.1 million and changes in working capital, including a decrease in accounts payable and accrued expenses of $1.6 million. These changes were partially offset by a decrease of $0.7 million in other assets, a decrease of $0.1 million in prepaid expenses and other assets, noncash stock-based compensation expense of $2.1 million and a noncash unrealized loss on the change in fair value of embedded derivative of $77.6 million.

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

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2026 was related to $4.0 million of cash used to purchase ZEC tokens and $5.0 million used for the investment in Znewco, Inc. (“Znewco”), doing business as Zcash Open Development Lab (“ZODL”), through a Simple Agreement for Future Equity (“SAFE”). There were no investing activities during the three months ended March 31, 2025.

Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2026, consisted of $5.7 million in net proceeds through issuance of common stock through ATM sales and the collection of stock subscription receivable of $0.2 million, partially offset by payment of $0.6 million of deferred offering costs and $0.2 million of principal payments of insurance financing. Net cash provided by financing activities for the three months ended March 31, 2025 consisted of an immaterial amount of proceeds upon the exercise of stock options.

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

As of March 31, 2026, our management, with the participation of our Chief Executive Officer, who is also serving as Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As previously reported in our Annual Report on Form 10-K filed on March 16, 2026, we identified a material weakness in our internal control over financial reporting. Because this material weakness remained unremediated as of March 31, 2026, management concluded that our disclosure controls and procedures were not effective as of that date.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 16, 2026, which could materially affect our business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plan

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from Cypherpunk Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*  Filed herewith.

**Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYPHERPUNK TECHNOLOGIES INC.

Date: May 13, 2026	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Duly
Authorized Signatory)