Form 10-Q
period 2026-06-30
CYPHERPUNK TECHNOLOGIES INC.
filed 2026-08-12
CIK 1509745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, there were 107,764,382 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements address various matters including statements relating to the value of Cypherpunk Technologies Inc.’s (the “Company”) ZEC holdings, the investment in Zcash Open Development Lab (“ZODL”), or digital assets held or to be held by the Company, the expected future market, price, and liquidity of ZEC or other digital assets the Company acquires, the macro and political conditions surrounding Zcash or digital assets, the Company’s plan for value creation and strategic advantages, market size and growth opportunities, regulatory conditions, competitive position and the interest of other corporations in similar business strategies, technological and market trends, and future financial condition and performance. Risks and uncertainties of the digital asset treasury strategy include, among others: (a) risks relating to the Company’s operations and business, including the highly volatile nature of the price of ZEC; (b) the risk that material changes in the price of ZEC, such as decreases in price, will result in significant changes to the Company’s financial statements, such as unrealized losses on fair value of ZEC holdings and net loss; (c) the risk that the price of the Company’s common stock may be highly correlated to the price of ZEC; (d) the risk that the Company will fail to realize the anticipated benefits of the ZEC digital asset treasury strategy or the investment in ZODL; (e) risks related to the custody of our ZEC and our reliance on Gemini Space Station and its affiliates for trading and custody services; (f) changes in business, market, financial, political and regulatory conditions; (g) risks related to increased competition in the industries in which the Company does and will operate; (h) risks relating to significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally; (i) risks relating to the treatment of crypto assets for U.S. and foreign tax purposes; and (j) the Company’s ability to comply with the continued listing requirements of the Nasdaq Capital Market.

With respect to our biotechnology operations, important factors that could cause actual results to differ materially from our plans, estimates or expectations could include, but are not limited to: (i) the DeFianCe study did not meet its prespecified primary endpoint of progression-free survival in the intent-to-treat population; (ii) the DKK1 biomarker subgroup and interaction analyses were exploratory, were based on a limited number of patients, were not adjusted for multiplicity, and may not be replicated in a prospective clinical trial; (iii) the impact of imbalances between treatment arms in the DKK1 subgroups; (iv) the risk that alignment with the FDA on trial design does not constitute agreement that any trial will succeed or that any marketing application will be accepted or approved, and the FDA may change its position at any time; (v) accelerated approval, if pursued, requires that the surrogate endpoint be reasonably likely to predict clinical benefit and is subject to confirmatory trial requirements and possible withdrawal if such requirements are not satisfied; (vi) our ability to initiate or complete the Phase 3 trial on the anticipated timeline or at all; (vii) our ability to obtain additional capital to advance sirexatamab on acceptable terms or at all; (viii) that risk that the strategic process may not result in any transaction or financing, may be terminated at any time, and any resulting transaction may not be on terms favorable to us or our stockholders; (ix) our ability to develop and validate a companion diagnostic; (x) the success of competing therapies; (xi) our ability to secure manufacturing capacity for sirexatamab; and (xii) our ability to maintain and protect our intellectual property rights.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

CYPHERPUNK TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$7,624	$14,035
Digital assets receivable	129,387	147,404
Research and development incentive receivable	—	602
Prepaid expenses and other current assets	539	40
Total current assets	137,550	162,081

Right of use assets, net	38	38
Deferred costs	348	401
Deposits	33	662
Other investment	5,000	—
Total assets	$142,969	$163,182

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$588	$1,981
Accrued expenses	1,014	2,067
Income tax payable	97	472
Lease liability	38	38
Total current liabilities	1,737	4,558

Non-current liabilities:
Deferred tax liability	1,913	5,118
Total liabilities	3,650	9,676

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value; 490,000,000 shares authorized; 107,764,382 and 83,851,051 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	108	84
Stock subscription receivable	—	(150)
Additional paid-in capital	639,618	616,216
Accumulated other comprehensive loss	(81)	(95)
Accumulated deficit	(500,326)	(462,549)
Total stockholders’ equity	139,319	153,506
Total liabilities and stockholders’ equity	$142,969	$163,182

See notes to condensed consolidated financial statements.

CYPHERPUNK TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$197	$10,537	$358	$23,448
General and administrative	4,492	1,817	9,148	4,823
Restructuring charges	—	4,527	—	4,527
Total operating expenses	4,689	16,881	9,506	32,798
Loss from operations	(4,689)	(16,881)	(9,506)	(32,798)
Interest income	63	246	158	683
Interest expense	(6)	(7)	(13)	(13)
Australian research and development incentives	—	1	—	56
Change in fair value of embedded derivative	45,993	—	(31,562)	—
Foreign currency gain (loss)	1	(2)	1	(6)
Income (loss) before income taxes	41,362	(16,643)	(40,922)	(32,078)
Benefit from (provision for) income taxes	(1,973)	—	3,145	—
Net income (loss) attributable to common stockholders	$39,389	$(16,643)	$(37,777)	$(32,078)

Net income (loss) per share
Basic	$0.21	$(0.40)	$(0.21)	$(0.78)
Diluted	$0.18	$(0.40)	$(0.21)	$(0.78)

Weighted average common shares outstanding
Basic	184,328,441	41,444,979	176,260,808	41,357,423
Diluted	217,343,013	41,444,979	176,260,808	41,357,423

See notes to condensed consolidated financial statements.

CYPHERPUNK TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$39,389	$(16,643)	$(37,777)	$(32,078)
Other comprehensive income:
Foreign currency translation adjustments	5	31	14	38
Comprehensive income (loss)	$39,394	$(16,612)	$(37,763)	$(32,040)

See notes to condensed consolidated financial statements.

CYPHERPUNK TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2026

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Stock	Additional	Other		Total
	Common Stock		Subscription	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Loss	Deficit	Equity
Balances at March 31, 2026	93,927,528	$94	$—	$624,082	$(86)	$(539,715)	$84,375
Issuance of common stock through ATM sales	13,736,854	14	—	13,414	—	—	13,428
Amortization of ATM issuance costs	—	—	—	(37)	—	—	(37)
Issuance of common stock upon vest of restricted stock units	100,000	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	5	—	5
Stock-based compensation	—	—	—	2,159	—	—	2,159
Net income	—	—	—	—	—	39,389	39,389
Balances at June 30, 2026	107,764,382	$108	$—	$639,618	$(81)	$(500,326)	$139,319

			Stock	Additional	Other		Total
	Common Stock		Subscription	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Loss	Deficit	Equity
Balances at December 31, 2025	83,851,051	$84	$(150)	$616,216	$(95)	$(462,549)	$153,506
Issuance of common stock through ATM sales	22,190,081	22	—	19,167	—	—	19,189
Amortization of ATM issuance costs	—	—	—	(53)	—	—	(53)
Issuance of common stock upon vest of restricted stock units	1,723,250	2	—	(2)	—	—	—
Collection of stock subscription receivable related to ATM share issuances	—	—	150	—	—	—	150
Foreign currency translation adjustment	—	—	—	—	14	—	14
Stock-based compensation	—	—	—	4,290	—	—	4,290
Net loss	—	—	—	—	—	(37,777)	(37,777)
Balances at June 30, 2026	107,764,382	$108	$—	$639,618	$(81)	$(500,326)	$139,319

See notes to condensed consolidated financial statements.

CYPHERPUNK TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2025

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at March 31, 2025	41,439,529	$41	$503,718	$(113)	$(482,806)	$20,840
Foreign currency translation adjustment	—	—	—	31	—	31
Stock-based compensation	—	—	1,489	—	—	1,489
Net loss	—	—	—	—	(16,643)	(16,643)
Balances at June 30, 2025	41,439,529	$41	$505,207	$(82)	$(499,449)	$5,717

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2024	38,329,894	$38	$502,501	$(120)	$(467,371)	$35,048
Issuance of common stock upon exercise of stock options	6,667	—	16	—	—	16
Issuance of common stock upon exercise of prefunded warrants	2,921,041	3	(3)	—	—	—
Issuance of common stock upon vest of restricted stock units	181,927	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	38	—	38
Stock-based compensation	—	—	2,693	—	—	2,693
Net loss	—	—	—	—	(32,078)	(32,078)
Balances at June 30, 2025	41,439,529	$41	$505,207	$(82)	$(499,449)	$5,717

See notes to condensed consolidated financial statements.

CYPHERPUNK TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(37,777)	$(32,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash operating lease expense	—	224
Deferred income taxes	(3,205)	—
Stock-based compensation expense	4,290	2,693
Change in fair value of embedded derivative	31,562	—
Foreign currency transaction (gain) loss	(1)	6
Changes in operating assets and liabilities:	—	—
Prepaid expenses and other assets	602	67
Research and development incentive receivable	631	(59)
Accounts payable and accrued expenses	(2,455)	596
Income tax payable	(396)	(227)
Lease liability	—	(227)
Deposits	627	39
Net cash used in operating activities	(6,122)	(28,966)

Cash flows from investing activities:
Other investment	(5,000)	—
Purchases of digital assets	(13,544)	—
Net cash used in investing activities	(18,544)	—

Cash flows from financing activities:
Proceeds through issuance of common stock through ATM sales, net of fees	19,189	—
Collection of stock subscription receivable	150	—
Payment of deferred offering costs	(638)	—
Principal payments of insurance financing	(459)	(196)
Proceeds from the exercise of stock options	—	16
Net cash provided by (used in) financing activities	18,242	(180)

Effect of exchange rate changes on cash and cash equivalents	13	27
Net decrease in cash and cash equivalents	(6,411)	(29,119)
Cash and cash equivalents at beginning of period	14,035	47,249
Cash and cash equivalents at end of period	$7,624	$18,130

Supplemental disclosure of non-cash financing activities:
Prepayment of insurance through third-party financing	$646	$440
Issuance of common stock upon vest of restricted stock units	$2	$—
Amortization of deferred ATM offering costs	$53	$—

See notes to condensed consolidated financial statements.

Cypherpunk Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

1. Nature of Business, Basis of Presentation and Liquidity

Nature of Business

Cypherpunk Technologies Inc. (Nasdaq:CYPH) (“the Company”) was incorporated in the state of Delaware on January 3, 2011. Wholly owned subsidiaries of the Company as of June 30, 2026 include HealthCare Pharmaceuticals Pty Ltd. (“HCP Australia”), Leap Securities Corp., Flame Biosciences LLC and Leap Therapeutics, Inc.

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

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2025. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments which are necessary for the fair presentation of the Company’s financial position as of June 30, 2026, statements of operations and statements of comprehensive loss for the three and six months ended June 30, 2026 and 2025 and statements of cash flows for the six months ended June 30, 2026 and 2025. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2026, the Company had cash and cash equivalents of $7,624 and ZEC treasury holdings categorized as a digital asset receivable valued at $129,387. Additionally, the Company had an accumulated deficit of $500,326 at June 30, 2026 and during the six months ended June 30, 2026, the Company incurred a net loss of $37,777. The Company expects to continue to generate operating losses for the foreseeable future.

The Company believes that its cash and cash equivalents of $7,624 as of June 30, 2026 together with its ability to raise additional capital from the $200,000 Sales Agreement (as defined in Note 4) with Cantor (as defined in Note 4), will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these financial statements.

In addition, to support its future operations and digital asset treasury strategy, the Company will likely seek additional funding through public or private equity financings or government programs. The Company has initiated a strategic process to fund its biotechnology operations, through equity investment, funding or development program cost-sharing through collaboration agreements, or licenses with larger pharmaceutical or biotechnology companies. There can be no assurance that the strategic process will be successful and that such capital will be available on acceptable terms or at all. The inability to obtain funding, as and when needed, could have a negative impact on the Company’s financial condition and ability to pursue its business strategies.

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

Digital Assets Receivable

As part of its digital asset strategy, the Company holds digital assets in the form of Zcash with Gemini Space Sciences LLC, a third-party custodian (“Gemini”). The Company does not control the digital assets for accounting purposes, and the contractual arrangement represents the Company’s enforceable contractual right to receive digital assets from the custodian on demand and is accounted for as a hybrid instrument under ASC 815, Derivatives and Hedging (“ASC 815”). The host contract represents a non-interest bearing receivable collectible on demand and is recorded at the transaction price, representing the fair value of the digital assets at the time of acquisition, and was $110,544 as of June 30, 2026.

The hybrid instrument contains an embedded derivative that is required to be bifurcated because the embedded exposure to changes in the fair value of the underlying digital assets is not clearly and closely related to the economic characteristics of the host receivable. The embedded derivative is subsequently measured at the fair value each reporting period, with changes in fair value recorded as an unrealized gain (loss) on change in fair value of embedded derivative in the Consolidated Statement of Operations. During the three and six months ended June 30, 2026, the Company recorded an unrealized gain (loss) on change in fair value of embedded derivative of $45,993 and ($31,562), respectively.

As digital assets receivable is collectible on demand, it’s classified as a current asset on the Company’s consolidated balance sheet. As of June 30, 2026, the Company had digital assets receivable of $129,387.

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

Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The percentage was 43.5% for the year ended December 31, 2025 and for the six months ended June 30, 2026.

The research and development incentive receivable represents an amount due in connection with the above program. The Company recorded a research and development incentive receivable of $0 and $602 as of June 30, 2026 and December 31, 2025, respectively, in the condensed consolidated balance sheets. During the three and six months ended June 30, 2025, the Company recorded research and development incentive income of $1 and $56, respectively. The Company did not record any Australian research and development incentives during the three and six months ended June 30, 2026.

During the three months ended June 30, 2026, the Company received $172 from the Australian Government related to 2023 and 2024 eligible expenses.

The following table shows the change in the research and development incentive receivable from January 1, 2025 to June 30, 2026 (in thousands):

Balance at January 1, 2025	$704
Australian research and development incentives	(157)
Foreign currency translation	55
Balance at December 31, 2025	602
Foreign currency translation	41
Cash received for eligible expenses	(643)
Balance at June 30, 2026	$—

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are held in United States or Australian financial institutions and money market funds. At times, the Company may maintain cash balances in excess of the federally insured amount of $250 per depositor, per insured bank, for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the year ended December 31, 2025 or for the six months ended June 30, 2026.

Restructuring Charges

On June 23, 2025, the Company’s Board of Directors approved a series of measures to conserve cash and reduce operating costs, including (i) the completion of the DeFianCe clinical trial and the wind-down of the Company’s research and development activities, including the Company’s sirexatamab and FL-501 development programs, and (ii) a reduction in force that impacted approximately 75% of the Company’s workforce. The reduction in force was conducted in two phases (i) first, on June 30, 2025, that impacted the Company’s Chief Operating Officer, Chief Scientific Officer and Chief Manufacturing Officer and (ii) second, on July 31, 2025 that impacted the Chief Medical Officer of the Company. As a result of this workforce reduction, during the three months ended June 30, 2025, the Company incurred $4,527 of charges recorded within restructuring charges in the condensed consolidated statements of operations. The charges consisted primarily of one-time employee severance and benefit costs and stock-based compensation expense related to acceleration of vesting. During the three and six months ended June 30, 2026, the Company made cash payments of $651 and $1,345, respectively, against the severance accrual. As of June 30, 2026, $117 is accrued within accrued expenses for employee severance benefits.

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

The Company recorded deferred offering costs of $348 and $401 as of June 30, 2026 and December 31, 2025, respectively, in the condensed consolidated balance sheets.

Deposits

As of June 30, 2026 and December 31, 2025, there were $33 and $662, respectively, of deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized, which were recorded in the condensed consolidated balance sheets.

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

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

A summary of the assets carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2026
Assets:
Cash equivalents	$5,931	$5,931	$—	$—
Digital assets receivable	129,387	129,387	—	—
Total assets	$135,318	$135,318	$—	$—

December 31, 2025
Assets:
Cash equivalents	$10,777	$10,777	$—	$—
Digital assets receivable	147,404	147,404	—	—
Total assets	$158,181	$158,181	$—	$—

Cash equivalents of $5,931 and $10,777 as of June 30, 2026 and December 31, 2025, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

The fair value of the embedded derivative associated with Digital assets receivable is measured using the ask (best sell price) as of 11:00 p.m. Eastern Standard Time on the last day of the reporting period for Zcash in active markets in which the Company transacts. As the Digital assets receivable are collectible on demand, its fair value is directly based on observable market prices for the underlying digital asset without adjustment for credit risk, duration, or other entity-specific assumptions. Accordingly, the embedded derivative is classified within Level 1 of the fair value hierarchy under ASC 820, as its fair value is determined using quoted prices for identical assets in active markets.

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

3. Digital Assets Receivable

As of June 30, 2026, the Company has acquired 323,394.38 ZEC tokens at a weighted average cost of $341.83 per token, for an aggregate purchase price of $110,544. The acquired digital assets are held with Gemini, a third-party exchange and custodian, and the arrangement is accounted for as a hybrid instrument consisting of (i) a host contract representing the right to receive digital assets on demand, and (ii) an embedded derivative indexed to changes in the fair value of the underlying digital assets.

Digital assets receivable is initially recorded at the transaction price, and the embedded derivative is subsequently measured at the fair value of the underlying digital assets to be received. Changes in fair value of the embedded derivative are recognized as unrealized gains (losses) on the change in fair value of embedded derivative in the consolidated statement of operations. The carrying value of the host contract and the embedded derivative as of June 30, 2026, was $110,544, and $18,843, respectively, which are presented together as digital assets receivable on the accompanying consolidated balance sheet.

The balance of digital assets receivable was $129,387 and $147,404 as of June 30, 2026 and December 31, 2025, respectively. The Company recorded an unrealized gain (loss) on embedded derivative during the three and six months ended June 30, 2026 of $45,993 and ($31,562), respectively.

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

In connection with the Sales Agreement, the Company issued 122,000 shares of its common stock on December 31, 2025, for net proceeds of $150. As the Company had not received the proceeds as of December 31, 2025 it recorded a stock subscription receivable of $150 in its consolidated balance sheet as of December 31, 2025. During the three months ended March 31, 2026, the Company collected the $150 stock subscription receivable. As of June 30, 2026, there was no stock subscription receivable.

5. Other Investment

ZODL Investment

During the six months ended June 30, 2026, the Company announced an investment of $5,000 in Znewco, Inc. (“Znewco”), doing business as Zcash Open Development Lab (“ZODL”), through a Simple Agreement for Future Equity (“SAFE”) as part of an over $25,000 financing of ZODL that also included Winklevoss Capital, a16z, Coinbase, Paradigm, Chapter One, David Friedberg, Balaji Srinivasan and others. The Chief Executive Officer of ZODL serves as an advisor to the Company. The Company’s investment in ZODL will convert into preferred stock as part of a future transaction in which ZODL issues and sells preferred stock at a fixed valuation, or, if there is a liquidity event or dissolution event before the conversion of the SAFE, will become payable for a portion of the proceeds of such liquidity event or dissolution.

As of June 30, 2026, the Company recorded the $5,000 SAFE investment as a long term asset in its June 30, 2026 condensed consolidated balance sheet, in accordance with the measurement alternative under ASC 321, Investments - Equity Securities. The Company has evaluated the SAFE for impairment and has not noted any adverse business conditions at ZODL since the issuance of the SAFE through the issuance of these financial statements that would indicate that an impairment might have occurred. The Company will continue to assess the SAFE for impairment in subsequent quarterly reporting periods.

6. Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2026	2025
Clinical trials	$—	$98
Professional fees	478	203
Payroll and related expenses	419	305
Severance	117	1,461
Accrued expenses	$1,014	$2,067

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

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the lease term. The Company has an existing net lease in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. In connection with the Fifth Amendment, the Company recorded an additional right of-of-use asset and lease liability of $38. As of June 30, 2026, a right-of-use asset of $38 and lease liability of $38 are reflected on the condensed consolidated balance sheet. The Company recorded rent expense of $60 and $117, respectively, during the three months ended June 30, 2026 and 2025 and $129 and $235, respectively, during the six months ended June 30, 2026 and 2025. Cash paid for amounts included in the measurement of lease liabilities was $58 and $117, respectively, during the three months ended June 30, 2026 and 2025 and $116 and $234, respectively, during the six months ended June 30, 2026 and 2025.

Future lease payments under non-cancelable operating leases as of June 30, 2026 are detailed as follows:

Future Operating Lease Payments
2026	$38
Total Lease Payments	38
Less: imputed interest	—
Total operating lease liabilities	$38

8. Warrants

As of June 30, 2026, the number of shares of common stock issuable upon the exercise of outstanding warrants consisted of the following:

June 30, 2026
	Number of Common
Description	Shares Issuable	Exercise Price	Expiration Date
January 23 2017 Warrants	5,450	$0.10	Upon M&A Event
March 2020 Coverage Warrants	1,921,854	$21.10	Jan - March 2027
October 2025 Pre-funded Warrants	80,768,504	$0.001	No Expiry
October 2025 Common Warrants	75,985,605	$0.5335	October 2032
	158,681,413

2019 Warrants

In connection with a public offering that the Company completed on February 5, 2019, the Company issued immediately exercisable warrants (the “2019 Warrants”) to investors. The 2019 Warrants had an exercise price of $19.50 per share and during the six months ended June 30, 2026, the 2019 Warrants expired.

March 2020 Pre-funded Warrants

In March 2020, the Company’s stockholders approved the conversion of the Series A Preferred Stock into a pre-funded warrant to purchase shares of common stock at an exercise price of $0.001 (the “March 2020 Pre-funded Warrants”). During the six months ended June 30, 2025, 824,718 March 2020 Pre-funded Warrants were cashless exercised, resulting in the issuance of 809,558 common shares of the Company’s common stock.

September 2021 Pre-funded Warrants

In September 2021, the Company completed a public offering, whereby the Company issued pre-funded warrants to purchase shares of its common stock (the “September 2021 Pre-funded Warrants”) to certain investors. During the six months ended June 30, 2025, 591,603 September 2021 Pre-funded warrants were cashless exercised, resulting in the issuance of 590,424 common shares of the Company’s common stock.

January 2023 Common Stock Warrants

In January 2023, in connection with Leap’s acquisition of Flame Biosciences LLC (“Flame”), the warrants held by the Flame warrant holders became exercisable for 6,530 shares of the Company’s common stock (the “January 2023 Common Stock Warrants”). The January 2023 Common Stock Warrants had an exercise price of $6.78 per share and expired in February 2025.

January 2023 Series X Preferred Stock Warrants

In January 2023, in connection with Leap’s acquisition of Flame, the warrants held by the Flame warrant holders also became exercisable for 443 shares of Series X Preferred Stock (the “January 2023 Series X Preferred Stock Warrants”). Following stockholder approval, each share of Series X Preferred Stock converted into 100 shares of common stock during the three months ended June 30, 2023. The January 2023 Series X Preferred Stock Warrants had an exercise price of $6.78 per share and expired in February 2025.

April 2024 Pre-funded Warrants

In April 2024, the Company issued pre-funded warrants to purchase shares of common stock (the “April 2024 Pre-funded Warrants) as part of a private placement. During the six months ended June 30, 2025, 1,523,404 April 2024 Pre-funded Warrants were cashless exercised, resulting in the issuance of 1,521,059 common shares of the Company’s common stock.

October 2025 Pre-funded Warrants

In October 2025, the Company completed a private placement, whereby it issued the October 2025 Pre-Funded Warrants (as defined below in Note 9) to purchase up to an aggregate of 80,768,504 shares of the Company’s common stock. The October 2025 Pre-Funded Warrants have an exercise price of $0.001 per share, each exercisable for one share of the Company’s common stock. The exercise price and the number of shares of common stock issuable upon exercise of each pre-funded warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the common stock. The October 2025 Pre-Funded Warrants qualify for equity classification.

October 2025 Common Stock Warrants

In October 2025, the Company completed a private placement (the “October 2025 Private Placement”), whereby the Company issued the October 2025 Common Warrants-Investors (as defined below in Note 9) to purchase up to an aggregate of 71,985,605 shares of Company common stock, each exercisable for one share of common stock at an exercise price of $0.5335 per common warrant share. The October 2025 Common Warrants are exercisable in cash or by means of a cashless exercise. They expire on the tenth anniversary of their date of issuance and qualify for equity classification. The exercise price and the number of shares of common stock issuable upon exercise of each common warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the common stock.

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

9. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any, subject to the preferential dividend rights of the preferred stockholders. Through June 30, 2026, no dividends have been declared for shares of common stock.

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

Lead Investor Agreement

In connection with the Securities Purchase Agreement, the Company entered into a Lead Investor Agreement, dated October 6, 2025 (the “Lead Investor Agreement”) with Winklevoss Capital to secure its commitment as Lead Investor in the October 2025 Private Placement. Winklevoss Capital beneficially owns 19.9% of the common stock of the Company, excluding certain shares of common stock that may in the future become exercisable under the October 2025 Pre-Funded Warrants and October 2025 Common

Warrants. Pursuant to the Lead Investor Agreement, as of the Closing Date, the Board of Directors of the Company (the “Board”) increased the size of the Board to twelve members. On November 11, 2025, the Board appointed each of Mr. Khing Oei and Mr. William McEvoy as a director of the Board, with Mr. Oei appointed as a Class II director and to serve in such capacity until the 2028 annual meeting of stockholders, and with Mr. McEvoy appointed as a Class III director and to serve in such capacity until the 2026 annual meeting of stockholders, or until the earlier of such director’s death, resignation or removal. The Company held its 2026 Annual Meeting of Stockholders on June 18, 2026, and Mr. McEvoy was elected to serve as a Class III director until the Company’s 2029 Annual Meeting of Stockholders. Mr. Oei was also elected to serve as non-executive Chairman of the Board, effective as of November 11, 2025. Concurrently with Mr. Oei’s appointment, Christopher Mirabelli, PhD, stepped down from his role as Chairman, while remaining a member of the Board.

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

During the three months ended June 30, 2026, the Company issued 13,736,854 shares of its common stock under the Sales Agreement, for net proceeds of $13,428, net of commissions of $204. During the six months ended June 30, 2026, the Company issued 22,190,081 shares of its common stock under the Sales Agreement, for net proceeds of $19,189, net of commissions of $292. Deferred offering costs in connection with the Sales Agreement were $544, of which $16 and $37 were amortized during the three and six months ended June 30, 2026, respectively. As of June 30, 2026, the Company had $348 of deferred offering costs on its condensed consolidated balance sheet.

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

As of June 30, 2026, there were 12,710,034 shares available for grant under the Company’s equity incentive plans.

A summary of stock option activity under the Equity Plans is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding at December 31, 2025	3,757,238	$7.46	7.28	$—
Forfeited	(11,666)	$—
Outstanding at June 30, 2026	3,745,572	$7.48	5.51	$—
Options exercisable at June 30, 2026	2,811,490	$9.49	4.29
Options vested and expected to vest at June 30, 2026	3,745,572	$7.48	5.51	$—

Stock options generally vest over a three or four year period, as determined by the compensation committee of the Board of Directors at the time of grant. The options expire 10 years from the grant date. As of June 30, 2026, there was approximately $1,058 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 1.27 years.

Restricted Stock Units (“RSUs”)

The Company did not grant any RSUs during the three and six months ended June 30, 2026 and 2025.

The following table presents RSU activity under the Company’s Equity Incentive Plans during the six months ended June 30, 2026:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Outstanding at December 31, 2025	18,305,221	$1.05
Settled by the issuance of common stock	(1,723,250)	$0.87
Outstanding at June 30, 2026	16,581,971	$1.07

During the six months ended June 30, 2026, 1,723,250 vested RSUs were settled by the issuance of common stock and as of June 30, 2026, there were 16,581,971 shares outstanding covered by RSUs that are expected to vest with a weighted average grant date fair value of $1.07 per share and an aggregate grant date fair value of $17,753. As of June 30, 2026, there was approximately $13,861 of unrecognized compensation costs related to RSUs granted to employees, which are expected to be recognized as expense over a remaining weighted average period of 2.28 years.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and RSUs to employees and non-employees in the condensed consolidated statements of operations during the three and six months ended June 30, 2026 and 2025 as follows:

Stock Based Compensation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$—	$387	$—	$1,021
General and administrative	2,159	476	4,290	1,046
Restructuring charges	—	626	—	626
Total	$2,159	$1,489	$4,290	$2,693

11. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share for the three and six months ended June 30, 2026 and 2025 was calculated as follows (in thousands except share and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders for basic and diluted net income (loss) per share	$39,389	$(16,643)	$(37,777)	$(32,078)

Denominator:
Weighted average number of common shares outstanding - basic	184,328,441	41,444,979	176,260,808	41,357,423
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive common stock warrants	31,524,859	—	—	—
Effect of potentially dilutive restricted stock units	1,489,713	—	—	—
Weighted average common shares outstanding — diluted	217,343,013	41,444,979	176,260,808	41,357,423

Net income (loss) per share attributable to common stockholders:
Basic	$0.21	$(0.40)	$(0.21)	$(0.78)
Diluted	$0.18	$(0.40)	$(0.21)	$(0.78)

Included within weighted average common shares outstanding for the three and six months ended June 30, 2026 and 2025 are 80,773,954, and 5,450, respectively, common shares issuable upon the exercise of certain warrants, which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	3,745,572	5,031,973	3,745,572	5,031,973
Warrants to purchase common stock	1,921,854	3,285,316	77,907,459	3,285,316
Restricted stock units to purchase common stock	14,139,884	—	16,581,971	—
	19,807,310	8,317,289	98,235,002	8,317,289

12. Income Taxes

During the six months ended June 30, 2026, the Company recorded an income tax benefit of $3,145 primarily related to the partial reversal of the net deferred tax liability for its investment in digital assets. During the three months ended June 30, 2026, the Company recorded an income tax expense of $1,973 primarily related to the re-establishment of a portion of the net deferred tax liability that was reversed during the first quarter of 2026.

13. Commitments and Contingencies

Insurance Financing Agreement—During the six months ended June 30, 2026, the Company entered into an insurance premium financing and security agreement with Aon Premium Finance, LLC. Under the agreement, the Company financed $646 of insurance premiums at a 6.89% fixed annual interest rate. Payments of approximately $94 are due monthly through January 2027. As of June 30, 2026, the outstanding principal of the loan was $187 and is included within accrued expenses in the condensed consolidated balance sheets.

License and Service Agreement—On January 3, 2011, the Company entered into a license agreement with Eli Lilly and Company (“Lilly”), a shareholder, to grant a license to the Company for certain intellectual property rights relating to pharmaceutically active compounds that may be useful in the treatment of bone healing, cancer and, potentially, other medical conditions. As defined in the license agreement, the Company would be required to pay royalties to Lilly based upon a percentage in the low single digits of net sales of developed products, if and when achieved. However, there can be no assurance that clinical or commercialization success of developed products will occur, and no royalties have been paid or accrued through June 30, 2026.

Collaboration Agreement—On August 10, 2020, the Company entered into a collaboration agreement with Adimab, LLC (the “Adimab Agreement”), pursuant to which Adimab will conduct research programs to develop monoclonal antibodies to certain targets identified by the Company and provide it with an option to acquire exclusive rights to such antibodies. Upon payment of an option fee, on a product-by-product basis, Adimab will grant the Company a world-wide, exclusive license for, or assign ownership to the Company of, certain intellectual property rights and grant the Company a non-exclusive license with respect to the Adimab platform technology. As defined in the Adimab Agreement, after exercising an option and making the option payment, the Company would be required to pay Adimab milestones upon the completion of clinical development and regulatory milestones, along with a royalty in the low-single digits of net sales of each product, if and when achieved. However, there can be no assurance that clinical, or commercialization success will occur, and no royalties have been paid or accrued through June 30, 2026.

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

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026 or December 31, 2025.

14. Subsequent Events

Change in Fair Value of Embedded Derivative

During the period from July 1, 2026 until August 11, 2026, the price of ZEC has been volatile, ranging from high prices of above $585 to low prices of below $390. A ZEC price at the end of the three month period ended September 30, 2026 that is higher than the price used for the Company’s financial statements as of June 30, 2026, will result in an increase in the fair value of the embedded derivative and decrease the Company’s net loss and potentially result in net income for the period. For example, if the Company were to hold the same amount of ZEC at the end of the three month period September 30, 2026 as it held as of August 11, 2026, and the price of ZEC were $500 as of September 30, 2026, then the current value of the Company’s digital asset receivable would be approximately $161,697 and there would be an unrealized net gain on the change in fair value of the embedded derivative for the three month period ended September 30, 2026 of approximately $32,310. As ZEC is highly volatile, there can be no assurance that the price of ZEC may not decline from the current price, resulting in a smaller digital asset receivable and an unrealized loss on the change in fair value of the embedded derivative.

Grant of RSUs to Directors and Certain Employees

In July 2026, the Compensation Committee of the Board approved the issuance of an aggregate of 3,275,000 RSUs, pursuant to the Company’s 2025 Equity Incentive Plan, to the directors and certain employees of the Company. The RSUs, if vested pursuant to their terms, would entitle the recipient to one share of the Company’s Common Stock per RSU.

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

Recent Developments

Since March 31, 2026, we provided the following development and business updates.

Cypherpunk Highlights:

●	Increased Zcash treasury holdings to 323,394.38 ZEC
o	As of August 11, 2026, we held a total of 323,394.38 ZEC at an average purchase price of $341.83, representing approximately 1.92% of the total circulating supply of the Zcash network.
o	ZEC is a digital currency that can be transmitted over a peer-to-peer payment system. Zcash uses a cryptographic method called “zero-knowledge proofs” to allow users to engage in financial transactions while maintaining greater privacy.
●	Appointed Dev Ojha as an Advisor
o	We appointed Dev Ojha, the founder of Valar Group, a leading development and research team focused on the Zcash Network, as an Advisor. Valar Group has taken a significant role in developing Zakura, a high-performance full node software designed for massive scalability of Zcash, and on the Ironwood shielded pool. Dev also serves as an official ZIP Editor for Zcash protocol standards. Our Advisory Team also includes: Arjun Khemani, Zcash key opinion leader; Josh Swihart, CEO of ZODL; Jeff Tiller, Chief of Staff of Gemini; and Zooko Wilcox, Founder of Zcash and Chief Product Officer at Shielded Labs.

Leap Therapeutics Subsidiary Highlights:

●	Publication of randomized Phase 2 DeFianCe study in Clinical Cancer Research
o	We announced the publication of results from the randomized Phase 2 DeFianCe (NCT05480306) study of sirexatamab (DKN-01), an anti-DKK1 monoclonal antibody, in Clinical Cancer Research. The publication, “Sirexatamab in Combination with Bevacizumab and Chemotherapy as Second-Line Therapy for Advanced Colorectal Adenocarcinoma: the Phase II DeFianCe Trial,” reported the complete efficacy, safety, and biomarker analyses from the study and details the statistical basis for the DKK1 biomarker finding.
o	The peer-reviewed analyses establish that, while the prespecified primary endpoint was not met in the intent-to-treat population, the benefit of sirexatamab increases as a patient’s baseline plasma DKK1 level rises — a relationship confirmed by independent statistical approaches and reinforced by the observation that high DKK1 predicts poorer outcomes on standard of care alone. Together, these findings define DKK1-high metastatic colorectal cancer (mCRC) as a biologically distinct population with high unmet need.
●	Reached FDA alignment on registrational Phase 3 trial in DKK1-high colorectal cancer
o	We held a Type C meeting with the FDA to discuss the DeFianCe results and proposed registrational path for sirexatamab in DKK1-high, second-line mCRC. We presented our proposed Phase 3 trial design, and the FDA provided feedback supporting key elements of that design, including the use of a DKK1 biomarker-selected patient population and a dual-endpoint structure intended to support both accelerated and full approval.
o	We reached alignment with the FDA on a randomized, controlled Phase 3 trial evaluating sirexatamab in combination with investigator’s-choice fluoropyrimidine-based chemotherapy (FOLFIRI or mFOLFOX6) plus bevacizumab, compared with chemotherapy and bevacizumab alone. Approximately 270 patients with mCRC whose disease has progressed following one prior line of systemic therapy prospectively identified as DKK1-high using a baseline plasma DKK1 assay cut point are expected to be enrolled and randomized 1:1. Potential accelerated approval in the United States could be determined by objective response rate (ORR) in an initial group of approximately 160 patients, and overall survival (OS) will be evaluated in the full study population intended to support a filing for full approval in the United States and to support registration in markets outside the United States.
o	A blood-based companion diagnostic would be developed in parallel to identify DKK1-high patients in routine clinical practice.
●	Sirexatamab received Fast Track designation from FDA
o	In May 2026, the FDA granted Fast Track designation to sirexatamab in combination with fluoropyrimidine plus oxaliplatin- or irinotecan-based chemotherapy and bevacizumab, for the treatment of patients with DKK1-high mCRC whose disease has progressed following one prior systemic therapy.
o	The Fast Track program is intended to facilitate the development and expedite the review of drug candidates and vaccines that treat serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from frequent communication with the FDA, in addition to a rolling submission of the marketing application.
●	Business update
o	We have initiated a strategic process to identify the best path forward for sirexatamab and to secure the resources required to advance the program into Phase 3 development. The process is expected to consider a range of alternatives, which may include financing the program as an independent entity, or a strategic transaction with a pharmaceutical or biotechnology company, including a partnership, license, collaboration, sale or other business combination.
o	There can be no assurance that the strategic process will result in any transaction or financing, or that any transaction or financing that is completed will be on terms favorable to us or our stockholders. We have not set a timetable for the conclusion of the process and do not intend to disclose developments unless and until we determine that further disclosure is appropriate or required.

Financial Overview

Research and Development Expenses

Our research and development activities have included conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates, primarily sirexatamab. We recognize research and development expenses as they are incurred. Our research and development expenses during the six months ended June 30, 2026 consisted primarily of costs related to compliance with regulatory requirements.

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

The table below summarizes our research and development expenses incurred by development program and the R&D Incentive income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Direct research and development by program:
DKN‑01 program	$197	$9,999	$358	$22,786
FL-501 program	—	538	—	662
Total research and development expenses	$197	$10,537	$358	$23,448
Australian research and development incentives	$—	$1	$—	$56

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 16, 2026, and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

●	research and development expenses;
●	digital assets; and
●	stock-based compensation.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change

	(in thousands)
Operating expenses:
Research and development	$197	$10,537	$(10,340)
General and administrative	4,492	1,817	2,675
Restructuring charges	—	4,527	(4,527)
Total operating expenses	4,689	16,881	(12,192)
Loss from operations	(4,689)	(16,881)	12,192
Interest income	63	246	(183)
Interest expense	(6)	(7)	1
Australian research and development incentives	—	1	(1)
Change in fair value of embedded derivative	45,993	—	45,993
Foreign currency gain (loss)	1	(2)	3
Income (loss) before income taxes	41,362	(16,643)	58,005
Provision for income taxes	(1,973)	—	(1,973)
Net income (loss) attributable to common stockholders	$39,389	$(16,643)	$56,032

Research and Development Expenses

	Three Months Ended June 30,
			Increase
	2026	2025	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$197	$9,999	$(9,802)
FL-501 program	—	538	(538)
Total research and development expenses	$197	$10,537	$(10,340)

Research and development expenses were $0.2 million for the three months ended June 30, 2026, compared to $10.5 million for the three months ended June 30, 2025. The decrease of $10.3 million in research and development expenses during the three months ended June 30, 2026 as compared to the same period in 2025, was primarily due to a decrease of $7.5 million in clinical trial costs and a decrease of $0.7 million in manufacturing costs, due to the completion of our clinical trials. In connection with the Company’s reduction in force in 2025, there was also a decrease of $1.8 million in payroll and other related expenses due to a decrease in headcount of our R&D full-time employees and a decrease of $0.3 million in stock based compensation expense due to forfeited stock options and no stock options granted in 2025 to R&D employees.

General and Administrative Expenses

General and administrative expenses were $4.5 million for the three months ended June 30, 2026 compared to $1.8 million for the three months ended June 30, 2025. The increase of $2.7 million in general and administrative expenses during the three months ended June 30, 2026 as compared to the same period in 2025, was primarily due to a $1.7 million increase in stock based compensation expense due to RSUs granted to general and administrative employees and directors during the three months ended December 31, 2025. There was also a $0.8 million increase in payroll and other related expenses due to the reversal of incentive based compensation expense during the three months ended June 30, 2025 and an increase of $0.2 million in professional fees due to increased audit and financial consulting fees associated with digital assets.

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

Interest Income

During the three months ended June 30, 2026 and 2025, we recorded interest income of $0.1 million and $0.2 million, respectively. The decrease was due to a higher average cash and cash equivalent balance during the three months ended June 30, 2025.

Australian Research and Development Incentives

We record R&D incentive income based upon the applicable percentage of eligible research and development activities under the R&D Incentive Program, which expenses included the cost of manufacturing clinical trial material. During the three months ended June 30, 2025, we recorded an immaterial amount of R&D incentive income. During the three months ended June 30, 2026, we did not record any R&D incentive income.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Unrealized Gain on Change in Fair Value of Embedded Derivative

During the three months ended June 30, 2026, we recorded an unrealized gain of $46.0 million on the change in fair value of embedded derivative.

Foreign Currency Gain/Loss

During the three months ended June 30, 2026 and 2025, we recorded an immaterial amount of foreign currency transaction gains (losses). Foreign currency transaction losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change

	(in thousands)
Operating expenses:
Research and development	$358	$23,448	$(23,090)
General and administrative	9,148	4,823	4,325
Restructuring charges	—	4,527	(4,527)
Total operating expenses	9,506	32,798	(23,292)
Loss from operations	(9,506)	(32,798)	23,292
Interest income	158	683	(525)
Interest expense	(13)	(13)	—
Australian research and development incentives	—	56	(56)
Change in fair value of embedded derivative	(31,562)	—	(31,562)
Foreign currency gain (loss)	1	(6)	7
Net income (loss) before income taxes	(40,922)	(32,078)	(8,844)
Benefit from income taxes	3,145	—	3,145
Net income (loss) attributable to common stockholders	$(37,777)	$(32,078)	$(5,699)

Research and Development Expenses

	Six Months Ended June 30,
			Increase
	2026	2025	(Decrease)

	(in thousands)
Direct research and development by program:
DKN-01 program	$358	$22,786	$(22,428)
FL-501 program	—	662	(662)
Total research and development expenses	$358	$23,448	$(23,090)

Research and development expenses were $0.4 million for the six months ended June 30, 2026, compared to $23.4 million for the six months ended June 30, 2025. The decrease of $23.0 million in research and development expenses during the six months ended June 30, 2026 as compared to the same period in 2025, was primarily due to a decrease of $14.9 million in clinical trial costs and a decrease of $1.6 million in manufacturing costs, due to the completion of our clinical trials. In connection with the Company’s reduction in force in 2025, there was also a decrease of $5.5 million in payroll and other related expenses due to a decrease in headcount of our R&D full-time employees and a decrease of $1.0 million in stock based compensation expense due to forfeited stock options and no stock options granted in 2025 to R&D employees.

General and Administrative Expenses

General and administrative expenses were $9.1 million for the six months ended June 30, 2026 compared to $4.8 million for the six months ended June 30, 2025. The increase of $4.3 million in general and administrative expenses during the six months ended June 30, 2026 as compared to the same period in 2025, was primarily due to a $3.2 million increase in stock based compensation expense due to RSUs granted to general and administrative employees and directors during the three months ended December 31, 2025. There was also an increase of $0.8 million in professional fees due to increased audit and financial consulting fees associated with digital assets and an increase $0.3 million in payroll and other related expenses as no incentive based compensation was recorded during the six months ended June 30, 2025.

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

Interest Income

During the six months ended June 30, 2026 and 2025, we recorded interest income of $0.2 million and $0.7 million, respectively. The decrease was due to a higher average cash and cash equivalent balance during the six months ended June 30, 2025.

Australian Research and Development Incentives

We record R&D incentive income based upon the applicable percentage of eligible research and development activities under the R&D Incentive Program, which expenses included the cost of manufacturing clinical trial material. During the six months ended June 30, 2025, we recorded $0.1 million of R&D incentive income. During the six months ended June 30, 2026, we did not record any R&D incentive income.

The R&D incentive receivable has been recorded as “Research and development incentive receivable” in the condensed consolidated balance sheets.

Unrealized Loss on Change in Fair Value of Embedded Derivative

During the six months ended June 30, 2026, we recorded a $31.6 million unrealized loss on the change in fair value of embedded derivative.

Foreign Currency Gain/Loss

During the six months ended June 30, 2026 and 2025, we recorded an immaterial amount of foreign currency transaction gains (losses). Foreign currency transaction losses are due to changes in the Australian dollar exchange rate related to activities of the Australian entity.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2026, we had cash and cash equivalents of $7.6 million and ZEC treasury holdings categorized as a digital asset receivable valued at $129.4 million. Additionally we had accumulated deficit of $500.3 million at June 30, 2026 and during the six months ended June 30, 2026, we incurred a net loss of $37.8 million. We expect to continue to generate operating losses for the foreseeable future. We believe that our cash and cash equivalents of $7.6 million as of June 30, 2026, together with our ability to raise additional capital from the $200.0 million Sales Agreement with Cantor, will be sufficient to fund our operating expenses for at least the next 12 months from issuance of these financial statements.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Cash used in operating activities	$(6,122)	$(28,966)
Cash used in investing activities	(18,544)	—
Cash provided by (used in) financing activities	18,242	(180)
Effect of exchange rate changes on cash and cash equivalents	13	27
Net decrease in cash and cash equivalents	$(6,411)	$(29,119)

Operating activities. Net cash used in operating activities for the six months ended June 30, 2026 was primarily related to our net loss of $37.8 million, a noncash change in deferred income taxes of $3.2 million and changes in working capital, including a decrease in accounts payable and accrued expenses of $2.5 million and a decrease in taxes payable of $0.4 million. These changes were partially offset by a decrease of $0.6 million in deposits, a decrease of $0.6 million in prepaid expenses and other assets, a decrease of $0.6 million in research and development incentive receivable, noncash stock-based compensation expense of $4.3 million and a noncash unrealized loss on the change in fair value of embedded derivative of $31.6 million.

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

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2026 was related to $13.5 million of cash used to purchase ZEC tokens and $5.0 million used for the investment in Znewco, Inc. (“Znewco”), doing business as Zcash Open Development Lab (“ZODL”), through a Simple Agreement for Future Equity (“SAFE”). There were no investing activities during the six months ended June 30, 2025.

Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2026, consisted of $19.2 million in net proceeds through issuance of common stock through ATM sales and the collection of stock subscription receivable of $0.2 million, partially offset by payment of $0.6 million of deferred offering costs and $0.5 million of principal payments of insurance financing. Net cash used in financing activities for the six months ended June 30, 2025 consisted of $0.2 million of principal payments of insurance financing, partially offset by an immaterial amount of proceeds upon the exercise of stock options.

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

As of June 30, 2026, our management, with the participation of our Chief Executive Officer, who is also serving as Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As previously reported in our Annual Report on Form 10-K filed on March 16, 2026, we identified a material weakness in our internal control over financial reporting. Because this material weakness remained unremediated as of June 30, 2026, management concluded that our disclosure controls and procedures were not effective as of that date. Management, with the oversight of the Audit Committee, is implementing a remediation plan that includes additional training, improvement of controls, and engagement of third party technical accounting resources. The material weakness will not be considered to be remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that they are operating effectively.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plan

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*

The following materials from Cypherpunk Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

**Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYPHERPUNK TECHNOLOGIES INC.

Date: August 11, 2026	By:	/s/ Douglas E. Onsi
Douglas E. Onsi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Duly
Authorized Signatory)